Form 10KSB40
period 1997-03-31
FIRSTBANK CORP/ID
filed 1997-07-14
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended March 31, 1997

                                      OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                      Commission File Number: 0-22435


                           FIRSTBANK CORP.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Delaware                                         84-1389562
---------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                              I.D. Number)

920 Main Street, Lewiston, Idaho                                    83501
---------------------------------------------                 ----------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (208) 746-9610
                                                              ----------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                              ----------------

Securities registered pursuant to Section
 12(g) of the Act:                      Common Stock, par value $.01 per share
                                        --------------------------------------
                                                 (Title of Class)

          Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X      NO
                       -----       -----

          Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.   X
                                              -----

          The registrant's combined revenues for the year ended March 31, 1997 were $12.4 million.

          Number of shares outstanding on June 30, 1997:  None.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                  None

                                         PART I
Item 1.  Business
-----------------
General

          FirstBank Corp. ("Company"), a Delaware corporation, was organized in March 1997 for the purpose of becoming the holding company for First Bank Northwest (formerly known as First Federal Bank of Idaho, a Federal Savings
Bank) ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank ("Conversion"). The Conversion was completed on July 1, 1997. The Company sold 1,983,750 shares at $10.00 per share. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including combined financial statements and related data, relates primarily to the Bank and its subsidiary.

          The Bank, founded in 1920, is a federally chartered mutual savings bank located in Lewiston, Idaho. The Bank, which was formed as an Idaho mutual savings and loan association, converted to a federal mutual savings and loan association in 1935 and adopted the federal mutual savings bank charter in 1990. In April 1997, in anticipation of converting to a Washington-chartered savings bank (the "Charter Conversion"), the Bank changed its name from "First Federal Bank of Idaho, a Federal Savings Bank" to "FirstBank Northwest." The Bank is currently regulated by the OTS, its primary regulator, and the FDIC, the insurer of its deposits. The Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1933. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1933. In connection with the Charter Conversion, the Bank will relocate its main office to Clarkston, Washington and convert to a Washington-chartered savings bank. The Company intends to apply for approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to become a bank holding company through the continued ownership of the Bank following the Charter Conversion.

          The Bank is a community-oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage loans within the Bank's market area. The Bank also is active in originating construction and agricultural real estate loans. To a lesser extent, the Bank also originates commercial real estate and consumer and other non-real estate loans, although it intends to increase its originations of these types of loans, subject to market conditions and other factors. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the fixed-rate residential mortgage loans that it originates while retaining the servicing rights on most of the conventional loans it sells.

Market Area

          The Bank is headquartered in Lewiston, Idaho and operates five full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville and Coeur d'Alene, Idaho. The Bank also operates two loan production offices, one in Lewiston and one in Coeur d'Alene. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. Most of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

          In general, the market areas served by the Bank are dependent on agriculture, mining, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agriculture in the Bank's market area is dry land farming. The primary crop is wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock is also raised in the Bank's market area. Lewiston is the largest city in northern Idaho and serves as the regional center for state government. The economy of Lewiston, in NezPerce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 50,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped keep the economy stable in recent years. Moscow, Idaho, in Latah County, has a population of 20,000. The county population is approximately 30,000. Agriculture and higher education are the primary industries in Moscow. The University of

Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. Both universities have been expanding in recent years, which resulted in increased demand for housing. The growth of the universities has slowed recently, which has caused some slow down in the real estate market. Grangeville, Idaho, in Idaho County, has an economy based mostly on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry has resulted in a decline in population in Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur D'Alene, Idaho, in Kootenai County, has a population of approximately 25,000 in a county with almost 70,000 residents. Tourism, forest products, mining and agriculture are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily because of the expanding tourism industry and migration from more populous parts of the western and northwestern United States. As a result, real estate activity has been high with a large amount of new home construction.

Selected Financial Data

          The following tables set forth certain information concerning the combined financial position and results of operations of the Company at the dates and for the periods indicated.

                                          At March 31,
                      ------------------------------------------------------
                        1993        1994       1995        1996       1997
                        ----        ----       ----        ----       ----
                                         (In Thousands)

FINANCIAL CONDITION
 DATA:
Total assets. . . .   $96,816     $102,223    $104,121   $129,832   $137,652
Loans receivable,
 net. . . . . . . .    77,574       76,217      82,777     93,817    113,048
Cash and cash
 equivalents. . . .     3,988       12,754       4,172     13,581      5,303
Investment securities
 available for sale     1,414        1,335       1,289      1,328         --
Investment securities
 held to maturity .     2,692        4,110       6,732     10,545      5,199
Mortgage-backed
 securities held to
 maturity . . . . .     5,013        3,446       2,840      2,488      2,281
Mortgage-backed
 securities available
 for sale . . . . .        --           --          --         --      2,599
Deposits. . . . . .    83,182       91,858      88,787    115,324    107,596
Borrowings. . . . .     4,044           --       4,000      2,304     13,922
Total equity. . . .     7,807        8,797       9,504     10,356     11,011

                                          At March 31,
                      ------------------------------------------------------
                        1993        1994       1995        1996       1997
                        ----        ----       ----        ----       ----
                                         (In Thousands)

SELECTED OPERATING
 DATA:
Interest income . .    $7,335       $7,418      $7,658     $9,552    $10,192
Interest expense. .     3,928        3,625       3,596      5,158      5,338
                       ------       ------      ------     ------    -------
Net interest income     3,407        3,793       4,062      4,394      4,854
Provision for loan
 losses . . . . . .       267           79          27        150        310
                       ------       ------      ------     ------    -------
Net interest income
 after provision for
 loan losses. . . .     3,140        3,714       4,035      4,244      4,544
Non-interest income     2,116        2,740       1,737      1,980      2,245
Non-interest expense    3,367        4,310       4,567      5,261      5,877
Income before income   ------       ------      ------     ------    -------
 taxes and cumulative
 effect of accounting
 change . . . . . .     1,889        2,144       1,205        963        912
Income taxes. . . .       797          963         452        375        263
Income before          ------       ------      ------     ------    -------
 cumulative effect
 of accounting change   1,092        1,181         753        588        649
Cumulative effect of
 accounting change(1)      --         (116)         --         --         --
                       ------       ------      ------     ------    -------
Net income. . . . .    $1,092       $1,065      $  753     $  588    $   649
                       ======       ======      ======     ======    =======
_____________
(1) Reflects adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                          At March 31,
                      ------------------------------------------------------
                        1993        1994       1995        1996       1997
                        ----        ----       ----        ----       ----
KEY FINANCIAL RATIOS:
Performance Ratios:
 Return on average
  assets (1). . . .      1.15%        1.05%       0.74%      0.50%      0.50%
 Return on average
  equity (2). . . .     15.28        12.48        8.19       5.81       5.99
 Average total
  equity to average
  assets (3). . . .      7.51         8.43        9.03       8.55       8.34
 Total equity to
  total assets at
  end of period . .      8.06         8.61        9.13       7.98       8.00
 Interest rate
  spread (4). . . .      3.64         3.61        3.87       3.61       3.68
 Net interest
  margin (5). . . .      3.80         3.88        4.15       3.89       3.92
 Average interest-
  earning assets to
  average interest-
  bearing liabilities  103.54       107.27      107.44     106.09     105.62
 Non-interest expense
  as a percent of
  average total
  assets. . . . . .      3.54         4.26        4.49       4.44       4.52
 Efficiency ratio (6)   60.96        65.97       78.75      82.54      82.79

Equity Ratios:
 Core capital . . .      8.06         8.61        9.13       7.98       8.02
 Tangible capital .      8.06         8.61        9.13       7.98       8.02
 Risk-based capital     14.02        15.42       15.66      14.14      13.59

Asset Quality Ratios:
 Nonaccrual and 90
  days or more past
  due loans as a
  percent of loans
  receivable, net .      0.99         0.28        0.64       0.74       1.00
 Nonperforming assets
  as a percent of
  total assets. . .      0.95         0.21        0.51       0.59       0.99
 Allowance for loan
  losses as a percent
  of total loans
  receivable. . . .      0.56         0.66        0.62       0.70       0.82
 Allowance for loan
  losses as a percent
  of nonperforming
  loans . . . . . .     59.61       252.38      104.32     101.30      86.58
 Net charge-offs to
  average outstanding
  loans . . . . . .      0.15         0.01        0.00       0.00       0.03
--------------------
(1)   Net earnings divided by average total assets.
(2)   Net earnings divided by average equity.
(3)   Average total equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)   Net interest income as a percentage of average interest-earning assets.
(6) Represents the ratio of non-interest expenses divided by the sum of net interest income and non-interest income.

Lending Activities

          General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential property. The Bank also is active in originating construction and agricultural real estate loans. To a lesser extent, the Bank also originates commercial real estate and consumer and other non-real estate loans, although it intends to increase its originations of these types of loans. The Bank's net loans receivable totalled $113.0 million at March 31, 1997, representing 82.1% of consolidated total assets.

          Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                             At March 31,
                       -------------------------------------------------------
                             1995               1996               1997
                       -----------------  -----------------  -----------------
                       Amount    Percent  Amount    Percent  Amount    Percent
                       ------    -------  ------    -------  ------    -------
                                       (Dollars in Thousands)
Real estate loans:
 Residential. . . .  $53,307      60.02% $ 62,818    62.41% $ 77,408    65.32%
 Construction . . .   12,259      13.80    13,832    13.74    11,861    10.01
 Agricultural . . .   11,887      13.39    11,945    11.87    11,998    10.12
 Commercial . . . .    5,068       5.71     4,036     4.01     5,392     4.55
   Total real estate -------     ------  --------   ------  --------   ------
    loans . . . . .   82,521      92.92    92,631    92.03   106,659    90.00

Consumer and other loans:
 Home equity. . . .    3,826       4.31     5,229     5.20     5,003     4.22
 Agricultural
  operating . . . .      561       0.63       589     0.58     1,030     0.87
 Commercial . . . .       --         --        --       --     1,692     1.43
 Other consumer . .    1,902       2.14     2,206     2.19     4,125     3.48
   Total consumer    -------     ------  --------   ------  --------   ------
    and other loans    6,289       7.08     8,024     7.97    11,850    10.00
                     -------     ------  --------   ------  --------   ------
   Total loans
    receivable. . .   88,810     100.00%  100,655   100.00%  118,509   100.00%
                     -------     ======  --------   ======  --------   ======
Less:
 Loans in process .    5,052                5,726              4,108
 Unearned loan fees
  and discounts . .      426                  411                379
 Allowance for loan
  losses. . . . . .      555                  701                974
   Loans receivable, -------             --------           --------
    net . . . . . .  $82,777             $ 93,817           $113,048
                     =======             ========           ========

          Residential Real Estate Lending. The principal lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase existing residential real estate. At March 31, 1997, $106.7 million, or 90.0%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac").

           The Bank generally retains all of the conventional fixed-rate mortgages with maturities of 15 years or less and sells all of the fixed-rate mortgage loans with maturities in excess of 15 years that it originates, although in the year ended March 31, 1997 the Bank retained some 30-year, fixed-rate loans for its portfolio. The Bank generally retains all of the ARM loans that it originates. Most of the loans sold by the Bank are sold to Freddie Mac. The remainder of loans sold are purchased by the Federal National Mortgage Association ("Fannie Mae") or private investors. The Bank sells loans to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 1997, the Bank remains contingently liable for approximately $1.8 million of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases."

          The Bank offers ARM loans at rates and terms competitive with market conditions. The Bank currently offers ARM products that adjust annually after an initial fixed period of one, three or five years based on the One Year U.S. Treasury Note Constant Maturity Rate. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The terms and conditions of the ARM loans offered by the Bank, including the index for interest rates, may vary from time to time. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

          The Bank also originates residential mortgage loans that are insured by the Federal Housing Administration, the Veterans Administration, the Farm Home Administration or the Idaho Housing Authority. A significant portion of the Bank's residential mortgage loan originations in recent years has consisted of government insured loans. Most of these loans have been originated in the Coeur d'Alene area, where there has been a significant increase in entry-level housing. The Bank generally sells the government insured loans that it originates to private investors on a servicing-released basis.

          A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae.
Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated bases. At March 31, 1997, the Bank's residential loan portfolio included $27 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has historically found that its origination of non-conforming loans has not resulted in high amounts of nonperforming loans.

          The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to increased rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for "teaser rates" (i.e., initial rates of interest below the rates that would apply were the adjusted index plus the applicable margin initially used for pricing), these loans are subject to increased risks
of default or delinquency.   The Bank attempts to reduce the potential for
delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming a rate 200 basis points above the initial interest rate or the fully indexed rate, whichever is higher. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

          While one- to four-family residential real estate loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

          The Bank generally obtains title insurance insuring the status of its lien on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

          The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is generally required on loans with loan-to-value ratios greater than 80%. Higher loan-to-value ratios are available on certain government insured programs.

          Construction Lending. The Bank invests a significant proportion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions in northern Idaho, especially in the area around Coeur d'Alene, lower long-term interest rates and an increased demand for housing units as a result of the population growth in northern Idaho. At March 31, 1997, construction loans totalled $11.9 million, or 10.0% of total loans. At such date, the average amount of the Bank's construction loans was approximately $112,000, which reflects that much of the construction in the Coeur d'Alene area is of entry-level housing. The largest construction loan in the Bank's portfolio at March 31, 1997 was $332,000. During the year ended March 31, 1997, construction loans constituted 22% of total loan originations.

          The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 1997, speculative loans totalled $4.9 million, or 41% of the total construction loan portfolio. Construction loans to individuals generally convert to permanent mortgage loans upon completion of the construction period. At March 31, 1997, custom construction loans to individuals totalled $2.5 million, or 21% of the total construction loan portfolio.

          Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because much of the Bank's construction lending is in the Coeur d'Alene area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio. Accordingly, the Bank closely monitors sales and listings in the Coeur d'Alene real estate market and will limit the amount of speculative loans if it perceives there are unfavorable market conditions.

          Loans to builders for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy includes a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation and monitors their borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 1997, the Bank had approved five major builders, the largest borrowing capacity of which was approximately $1.4 million. At March 31, 1997, the Bank's major builders had total loans of $1.6 million outstanding. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

          The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by both Bank personnel and independent fee inspectors. At inception, the Bank also requires the builder (other than approved major builders) to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. Alternatively, the Bank may require that the borrower pay for the first portion of construction costs before the loan proceeds are used. Major builders are permitted to utilize the loan proceeds from the initiation of construction and to carry the short-fall between construction costs and the loan amount, based on their financial strength, until the property is sold.

         Agricultural Lending. Agricultural real estate lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 24 years of experience and the Vice President, Agricultural and Consumer Lending has 18 years of experience in agricultural real estate lending. At March 31, 1997, agricultural real estate loans totalled $12.0 million, or 10.1% of the Bank's total loan portfolio.

          The Bank presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Bank's market area, primarily around Lewiston. The Bank offers adjustable-rate loans that adjust annually after an initial fixed period of one, three or five years. Such loans generally provide for up to a 25-year term. The Bank also offers fixed-rate loans with a ten-year term and a ten-year amortization schedule. The Bank also makes agricultural operating loans. See "-- Consumer and Other Lending."

          Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the farmer and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 1997, the largest agricultural real estate loan was $598,000 and the average amount of the Bank's agricultural real estate loans was approximately $106,000.

          The Bank is approved to originate agricultural real estate loans qualifying for purchase by the Farmer Mac II program, which requires Farm House Administration guarantees up to a maximum of 90% of the principal and interest. Once the guaranteed loan has been funded, the Bank generally sells the guaranteed portion of the loan to Farmer Mac II, while retaining the servicing rights on the entire loan.

          Agricultural real estate lending affords the Bank the opportunity to earn yields higher than those obtainable on residential real estate lending. However, agricultural real estate lending involves a greater degree of risk than residential real estate loans. Payments on agricultural real estate loans are dependent on the successful operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Farming in the Bank's market area is generally dry-land farming, with wheat being the primary crop. Accordingly, adverse circumstances affecting the area's wheat crop could have an adverse effect on the Bank's agricultural loan portfolio.

          The risk of crop damage by weather conditions can be reduced by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally does not require its borrowers to procure multi-peril crop or hail insurance. Farmers may mitigate the effect of price declines through the use of futures contracts, options or forward contracts. The Bank does not monitor or require the use by borrowers of these instruments.

          Commercial Real Estate Lending. Commercial real estate lending has been a minor part of the Bank's lending strategy in recent years. At March 31, 1997, the Bank's commercial real estate loan portfolio totalled $5.4 million, or 4.6% of total loans. The Bank has been more active in originating commercial real estate loans in recent periods. During the year ended March 31, 1997, originations of commercial real estate loans totalled $4.8 million. In connection with the expansion of the Bank's community banking activities, the Bank intends to further increase its emphasis on commercial real estate lending. However, there can be no assurances that the Bank will meet its objectives in increasing the size of its commercial real estate portfolio.

          The Bank's commercial real estate loans include loans secured by a storage facility, a manufactured home park, small office buildings, retail shops, a multi-family residential property and other small commercial properties. Commercial real estate loans in the Bank's portfolio include loans originated by the Bank and participation interests in loans originated by other institutions. At March 31, 1997, the average size of the Bank's commercial real estate loans was $146,000 and the largest was a $1.7 million loan secured by a storage facility near Seattle, Washington. This loan was restructured in 1992 and is performing according to its terms. Appraisals on properties that secure commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Annual operating statements on each commercial real estate loan are required and reviewed by management.

          In addition to loans secured by commercial properties, the Bank's commercial real estate portfolio includes loans for the development of residential subdivisions . Such loans totalled $487,000 at March 31, 1997. During the year ended March 31, 1997, originations of loans for the development of residential subdivisions totalled $1.2 million.

          Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

          Consumer and Other Lending. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 1997, the Bank's consumer and other non-mortgage loans totalled approximately $11.9 million, or 10.0% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The Bank also originates a small amount of agricultural operating loans and equipment loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has more aggressively marketed.

          At March 31, 1997, home equity loans totalled $5.0 million. The Bank offers both home equity second mortgage loans and lines of credit. Substantially all of the Bank's home equity loans are primarily secured by second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years and only with fixed interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate.

          At March 31, 1997, agricultural operating loans totalled $1.0 million. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and other business entities.

          As part of the expansion of its community banking activities, the Bank intends to increase its efforts to originate agricultural operating loans and commercial business loans. The Bank has established a commercial loan department and recently hired a loan officer with 18 years of commercial lending experience as part of this effort. The Bank is also implementing a VISA credit card program, which initially will be marketed to existing customers. However there can be no assurances that the Bank will meet its objectives in increasing the size of its non-mortgage loan portfolio. Factors that may effect the ability of the Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy.

          Consumer and non-mortgage loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and farm equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Similarly, payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 1997, the Bank had $4,000 of consumer and non-mortgage loans accounted for on a nonaccrual basis.

          Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 1997 regarding the dollar amount of principal repayments for loans becoming due during the periods indicated. All loans are included in the period in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                          After     After      After 10
                          One Year  5 Years    Years
               Within     Through   Through    Through     Beyond
               One Year   5 Years   10 Years   15 Years    15 Years   Total
               -------    -------   --------   --------    --------   -----
                                        (In Thousands)

Real estate
 loans:
 Residential  $ 2,702    $ 5,968   $ 5,689     $12,114     $50,935    $ 77,408
 Construction  11,861         --        --          --          --      11,861
 Commercial       466      2,716       599         588       1,023       5,392
 Agricultural   1,024        370       980       2,380       7,244      11,998
Consumer and
 other loans    1,858      3,447     6,164         258         123      11,850
              -------    -------   -------     -------     -------    --------
  Total gross
   loans      $17,911    $12,501   $13,432     $15,340     $59,325    $118,509
              =======    =======   =======     =======     =======    ========

          The following table sets forth the dollar amount of all loans due after March 31, 1998, that have fixed interest rates and have floating or adjustable interest rates.
                                             Fixed        Floating or
                                             Rates        Adjustable Rates
                                             -----        ----------------
                                                  (In Thousands)
Real estate loans:
  Residential . . . . . . . . . . . . . .   $33,521            $41,185
  Construction. . . . . . . . . . . . . .        --                 --
  Commercial. . . . . . . . . . . . . . .     2,915              2,011
  Agricultural. . . . . . . . . . . . . .       635             10,339
Consumer and other loans. . . . . . . . .     4,304              5,688
                                            -------            -------
     Total gross loans. . . . . . . . . .   $41,375            $59,223
                                            =======            =======

          Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

          Loan Solicitation and Processing. Loan applicants come primarily through existing customers, referrals by realtors and homebuilders, and walk-ins. The Bank also uses radio and newspaper advertising to create awareness of its loan products. In addition to originating loans through its branch offices, the Bank operates two mortgage loan centers, one in Coeur d'Alene and one in Lewiston, to supplement residential real estate loan originations. The Bank does not utilize any loan correspondents, mortgage brokers or other forms of wholesale loan origination. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a certified, independent fee appraiser.

          Residential real estate loans up to $214,600 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans up to $500,000 must be approved by two members of the management loan committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans resulting in total extension of credit to one borrower up to $500,000 must be approved by two members of the management loan committee. Any loan that would result in the total extension of credit to one borrower to be in excess of $500,000 or to a major builder in excess of its maximum credit limit must be approved by the Board of Directors Loan Committee. Consumer loans up to $25,000 and home equity loans up to $100,000 may be approved by designated underwriters. All other consumer and home equity loans must be approved by two members of the management loan committee.

          Loan Originations, Sales and Purchases. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 1997, the Bank originated $119.5 million of loans. Residential real estate loan originations totalled $80.7 million for the year ended March 31, 1997. Of the $119.5 million of loans originated during the year ended March 31, 1997, 15% were adjustable-rate loans and 85% were fixed-rate loans.

          In the early 1990s the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totalled $891,000, $1.1 million and $1.2 million during the years ended March 31, 1995, 1996 and 1997. The Bank sells loans on a loan by loan basis. Generally a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Where a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date.
In such event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 1997, the Bank remained contingently liable for approximately $1.8 million of loans sold with recourse.

          In the past, the Bank has purchased loans and loan participations in its primary market during periods of reduced loan demand. However, in recent years, because of strong loan demand, the Bank has purchased few loans. Through a consortium of local financial institutions, the Bank occasionally purchases participation interests in loans secured by local low-income housing projects. The Bank intends to supplement its origination of agricultural and commercial real estate loans and agricultural operating and commercial business loans by purchasing participations in such loans originated by other community banks in northern Idaho and eastern Washington. All such purchases will be made in conformance with the Bank's underwriting standards. The Bank anticipates that it will purchase only a small portion of any individual loan and that the originating institution will retain a majority of the loan.

          The following table shows total loans originated, purchased, sold and repaid during the periods indicated.
                                                   Year Ended March 31,
                                               ----------------------------
                                               1995        1996        1997
                                               ----        ----        ----
                                                      (In Thousands)
Total loans receivable at
 beginning of period. . . . . . . . . . .    $80,780    $  88,810   $100,655
                                             -------     --------   --------
Loans originated:
 Real estate loans:
  Residential . . . . . . . . . . . . . .     61,030       83,551     80,721
  Construction. . . . . . . . . . . . . .     22,385       29,569     26,359
  Agricultural. . . . . . . . . . . . . .      2,402        1,023      1,326
  Commercial. . . . . . . . . . . . . . .         --        1,481      4,887
 Consumer and other loans . . . . . . . .      3,957        5,270      6,229
                                             -------     --------   --------
    Total loans originated. . . . . . . .     89,774      120,894    119,522
                                             -------     --------   --------
Loans purchased:
 Real estate loans:
  Residential . . . . . . . . . . . . . .         88           25         43
  Construction. . . . . . . . . . . . . .         --           --         --
  Agricultural. . . . . . . . . . . . . .         --           --         --
  Commercial. . . . . . . . . . . . . . .         --           --         --
 Consumer and other loans . . . . . . . .         --           --         --
                                             -------     --------   --------
    Total loans purchased . . . . . . . .         88           25         43
                                             -------     --------   --------
Loans sold:
 Servicing retained . . . . . . . . . . .    (26,996)     (21,219)   (25,140)
 Servicing released . . . . . . . . . . .    (24,570)     (48,550)   (33,585)
                                             -------     --------   --------
   Total loans sold. . . . . . . . . . .     (51,566)     (69,769)   (58,725)

Loan principal repayments . . . . . . . .    (26,199)     (32,112)   (33,905)

Other(1). . . . . . . . . . . . . . . . .     (4,067)      (7,193)    (9,081)
                                             -------     --------   --------
Change in total loans receivable. . . . .      8,030       11,845     17,854
                                             -------     --------   --------
Total loans receivable
 at end of period . . . . . . . . . . . .    $88,810     $100,655   $118,509
                                             =======     ========   ========
----------------
(1)  Consists of refinanced loans.

          Loan Commitments. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $26 million at March 31, 1997.

          Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $379,000 of net deferred loan fees at March 31, 1997.

          Loan Servicing. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 1997, the Bank was servicing $132.2 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For a discussion of the adoption SFAS No. 122. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 1997, the Bank held $918,000 in escrow for its portfolio of loans serviced for others.

Delinquencies and Classified Assets

          Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. During the first three months of the term of a loan, the borrower is contacted by telephone approximately ten days after the payment is due in order to permit the borrower to make the payment before the imposition of a late fee. The first notice is mailed to the borrower when the payment is 16 days past due. Attempts to contact the borrower by telephone generally begin when a payment becomes 25 days past due. If the loan has not been brought current by the 60th day of delinquency, the Bank attempts to interview the borrower in person and to physically inspect the property securing the loan.

          In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

           The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

                                                At March 31,
                                           ---------------------
                                           1995     1996    1997
                                           ----     ----    ----
                                           (Dollars in Thousands)
Loans accounted for on a
 nonaccrual basis:
  Real estate loans:
   Residential. . . . . . . . . . . . .  $  407   $  399   $  526
   Construction . . . . . . . . . . . .      --      194      595
   Agricultural . . . . . . . . . . . .      --       --       --
   Commercial . . . . . . . . . . . . .      --       --       --
  Consumer and other loans. . . . . . .      --       --        4
                                         ------   ------   ------
     Total. . . . . . . . . . . . . . .     407      593    1,125
                                         ------   ------   ------
Accruing loans which are contractually
 past due 90 days or more:
  Real estate loans:
   Residential. . . . . . . . . . . . .       4       97       --
   Construction . . . . . . . . . . . .     119       --       --
   Agricultural . . . . . . . . . . . .      --       --       --
   Commercial . . . . . . . . . . . . .      --       --       --
  Consumer and other loans. . . . . . .       2        2       --
                                         ------   ------   ------
     Total. . . . . . . . . . . . . . .     125       99       --
                                         ------   ------   ------
Total of nonaccrual and 90 days past
  due loans . . . . . . . . . . . . . .     532      692    1,125

Real estate owned . . . . . . . . . . .      --       76      234
                                         ------   ------   ------
   Total nonperforming assets . . . . .  $  532   $  768   $1,359
                                         ======   ======   ======
Restructured loans. . . . . . . . . . .  $3,333   $1,760   $1,742

Nonaccrual and 90 days or more past due
 loans as a percentage of net loans . .    0.64%    0.74%    1.00%

Nonaccrual and 90 days or more past due
 loans as a percentage of total assets.    0.51     0.53     0.82

Total nonperforming assets to
  total assets. . . . . . . . . . . . .    0.51     0.59     0.99

          Interest income that would have been recorded for the year ended March 31, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $74,000. The amount of interest included in interest income on such loans for the year ended March 31, 1997 amounted to approximately $40,000.

          Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 1997, the Bank had $234,000 of REO.

          Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and monitored by the Bank.

          At March 31, 1997, classified assets totalled $2.6 million. Assets classified as loss totalled $20,000 and consisted of REO in the amount of $10,500 and overdrawn negotiable order of withdrawal ("NOW") accounts totalling $9,500. Assets classified as substandard totalled $2.0 million and consisted of REO totalling $234,000, one consumer loan in the amount of $4,000, four construction loans totalling $743,000, eight residential real estate loans totalling $964,000 and overdrawn NOW accounts totalling $62,000. Assets designated as special mention totalled $618,000 and consisted of five residential real estate loans totalling $126,000 and two agricultural real estate loans totalling $492,000. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                      At March 31,
                                                    -----------------
                                                    1996         1997
                                                    ----         ----
                                                      (In Thousands)

Loss. . . . . . . . . . . . . . . . . . . . .        $    2     $   20
Doubtful. . . . . . . . . . . . . . . . . . .            --         --
Substandard . . . . . . . . . . . . . . . . .         1,219      2,006
Special mention . . . . . . . . . . . . . . .           342        618
                                                     ------     ------
  Total classified assets . . . . . . . . . .        $1,563     $2,644
                                                     ======     =======
          Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

          In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against income.

          The general allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on management's evaluation of probable losses in the loan portfolio. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured, based upon, among other factors, the estimated fair market value of the underlying collateral and estimated holding and selling costs. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

          At March 31, 1997, the Bank had an allowance for loan losses of $974,000. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

          While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

          The following table sets forth an analysis of the Bank's allowance for loan losses at and for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income.
                                            Year Ended March 31,
                                           -----------------------
                                           1995      1996     1997
                                           ----      ----     ----
                                          (Dollars in Thousands)

Allowance at beginning of period. . . . .  $530      $555     $701

Provision for loan losses(1). . . . . . .    28       150      310

Recoveries. . . . . . . . . . . . . . . .    --        --       --

Charge-offs:
  Real estate loans:
   Residential. . . . . . . . . . . . . .    --        --       --
   Construction . . . . . . . . . . . . .    --        --       36
   Agricultural . . . . . . . . . . . . .    --        --       --
   Commercial . . . . . . . . . . . . . .    --        --       --
  Consumer and other loans. . . . . . . .     3         4        1
                                           ----      ----     ----
     Total charge-offs. . . . . . . . . .     3         4       37
                                           ----      ----     ----
     Net charge-offs. . . . . . . . . . .     3         4       37
                                           ----      ----     ----
     Balance at end of period . . . . . .  $555      $701     $974
                                           ====      ====     ====
Ratio of allowance to total
 loans outstanding
 at the end of the period . . . . . . . .  0.62%     0.70%    0.82%

Ratio of net charge-offs to
 average loans outstanding
 during the period. . . . . . . . . . . .    --        --     0.03

_____________
(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Comparison of Operating Results for the Years Ended March 31, 1996 and 1997 -- Provisions for Loan Losses" and "-- Comparison of Operating Results for the Years Ended March 31, 1995 and 1996 -- Provisions for Loan Losses" for a discussion of the factors responsible for changes in the Bank's provision for loan losses between the periods.

          The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                            At March 31,
                      --------------------------------------------------------
                            1995                1996               1997
                      -----------------  ------------------   ----------------
                               % of                % of               % of
                               Loans in            Loans in           Loans in
                               Category            Category           Category
                               to Total            to Total           to Total
                      Amount   Loans      Amount   Loans      Amount  Loans
                      ------   -----      ------   -----      ------  -----
                                        (Dollars in Thousands)

Real estate loans:
  Residential . .     $117     60.02%      $375      62.41%    $317   65.32%
  Construction. .      136     13.80        135      13.74      261   10.01
  Agricultural. .      119     13.39        119      11.87      216   10.12
  Commercial. . .      108      5.71         --       4.01       97    4.55
Consumer and other
 loans. . . . . .       75      7.08         72       7.97       83   10.00
                      ----    ------       ----     ------     ----  ------
  Total allowance for
   loan losses. .     $555    100.00%      $701     100.00%    $974  100.00%
                      ====    ======       ====     ======     ====  ======
Investment Activities

          The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION" and "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

          SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

          The Chief Executive Officer and the Chief Financial Officer determine appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's investment policies generally limit investments to FHLB obligations, certificates of deposit, U.S. Government and agency securities, municipal bonds rated AAA, mortgage-backed securities and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

          Investment securities are purchased primarily for managing liquidity. Generally, the Bank purchases mortgage-backed securities only during times of reduced loan demand. Because the Bank has experienced strong loan demand in recent years, it has not purchased any mortgage-backed securities recently. However, the Bank has entered into a commitment to purchase $1.6 million of a collateralized mortgage obligation ("CMO") to be issued and guaranteed by the Idaho Housing Authority. This purchase, which is expected to occur in August 1997, will be funded through an advance from the FHLB-Seattle pursuant to its Community Investment Program. The CMO will represent an interest in a loan secured by a low-income, multi-family housing project located in Lewiston.

          The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios at the dates indicated.

                                          At March 31,
                --------------------------------------------------------------
                        1995                 1996                 1997
                -------------------   ------------------   -------------------
                          Percent              Percent               Percent
                Carrying    of        Carrying   of        Carrying     of
                Value     Portfolio   Value    Portfolio   Value     Portfolio
                -----     ---------   -----    ---------   -----     ---------
                                    (Dollars in Thousands)
Available for
 sale:
 Mutual funds  $ 1,289      11.87%    $ 1,328     9.25%   $   --          --%
 Mortgage-
  backed
  securities        --         --          --       --     2,599       25.79

Held to maturity:
 U.S. Government
  and federal
  agency
  obligations    6,732      61.98      10,545    73.43     5,199       51.58
 Mortgage-backed
  securities     2,840      26.15       2,488    17.32     2,281       22.63
   Total held  -------     ------     -------   ------   -------      ------
    to maturity  9,572      88.13      13,033    90.75     7,480       74.21
               -------     ------     -------   ------   -------      ------
    Total      $10,861     100.00%    $14,361   100.00%  $10,079      100.00%
               =======     ======     =======   ======   =======      ======

          The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 1997.

                                   Over           Over
                   Less Than       One to         Five to        Over Ten
                   One Year       Five Years     Ten Years       Years
                --------------   -------------  -------------  ------------
                Amount   Yield   Amount  Yield  Amount  Yield  Amount  Yield
                ------   -----   ------  -----  ------  -----  ------  -----
                                   (Dollars in Thousands)
U.S. Government
 and federal
 agency
 obligations    $500      5.35%  $4,699   6.17%  $  --     --% $   --    --%
Mortgage-backed
 securities        9      7.07        8   7.07      --     --   4,863  6.15%
                ----             ------          -----         ------
  Total         $509      5.38%  $4,707   6.17%  $  --     --  $4,863  6.15%
                ====             ======          =====         ======

Deposit Activities and Other Sources of Funds

          General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle are used to compensate for reductions in the availability of funds from other sources. Presently, the Bank has no other borrowing arrangements.

          Deposit Accounts. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of the States of Idaho and Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit, although the Bank has in the past accepted brokered certificates of deposit. At March 31, 1997, the Bank had one brokered deposit in the amount of $1.1 million. At March 31, 1997, certificates of deposit that are scheduled to mature in less than one year totalled $53.1 million. See "Item
6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

          The Bank currently offers certificates of deposit for terms not exceeding 60 months. As a result, the Bank believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Asset and Liability Management."

          The following table sets forth information concerning the Bank's deposits at March 31, 1997.

Weighted
Average                                                             Percentage
Interest                   Checking and           Minimum           of Total
Rate      Term             Savings Deposits       Amount   Balance  Deposits
----      ----             ----------------       ------   -------  --------
                                                       (In Thousands)

1.23%      --              NOW                    $   --  $ 15,943    14.82
3.00       --              Money Market Deposit       --     6,968     6.48
3.03       --              Passbook                   --    14,164    13.16

                           Certificates of Deposit
                           -----------------------

4.25  7 days to 179 days   Fixed term, fixed rate  2,500     6,926     6.44
5.46  11 months special/
      non-renewable        Fixed term, fixed rate    500     8,145     7.57
5.27  6 months to less
      than 1 year          Fixed term, fixed rate  1,000    12,148    11.29
5.58  14 months special/
      non-renewable        Fixed term, fixed rate    500     1,037     0.96
5.29  1 year to less
      than 2 years         Fixed term, fixed rate    500     8,077     7.51
5.75  27 months special/
      non-renewable        Fixed term, fixed rate    500     2,889     2.69
6.20  2 years to less
      than 3 years         Fixed term, fixed rate    500    14,815    13.76
5.96  New 2 years to 5
      years - add on       Fixed term, fixed rate    100     4,524     4.20
5.65  3 years to less
      than 4 years         Fixed term, fixed rate    500     2,538     2.36
5.85  4 years to less
      than 5 years         Fixed term, fixed rate    500     1,314     1.22
6.09  5 years to less
      than 10 years        Fixed term, fixed rate    500     7,197     6.69
5.45  IRA Variable         Fixed term, adjustable
                           rate                       --       910     0.85
                                                          --------   ------
                           Total                          $107,596   100.00%
                                                          ========   ======

   The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 1997. Jumbo certificates of deposit are certificates in amounts of more than $100,000.

             Maturity Period                        Amount
             ---------------                        ------
                                                (In Thousands)

Three months or less. . . . . . . . . . .           $3,740
Over three through six months . . . . . .            1,826
Over six through 12 months. . . . . . . .            1,652
Over 12 months. . . . . . . . . . . . . .            1,479
     Total jumbo certificates                       ------
      of deposit. . . . . . . . . . . . .           $8,697
                                                    ======

          Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                        At March 31,
          -------------------------------------------------------------------
                 1995               1996                      1997
          --------------- -------------------------  ------------------------
                  Percent          Percent                   Percent
                    of              of    Increase            of    Increase
          Amount  Total   Amount   Total (Decrease)  Amount  Total  (Decrease)
          ------  -----   ------   ----- ----------  ------  -----  ----------
                                (Dollars in Thousands)

NOW
 accounts $13,146  14.81% $ 14,617  12.67%  $ 1,471 $ 15,943  14.82% $ 1,326
Passbook
 accounts  15,610  17.58    13,861  12.02    (1,749)  14,164  13.16      303
Money
 market
 deposit
 accounts   8,932  10.06     7,167   6.21    (1,765)   6,968   6.48     (199)
Fixed-rate
 certificates
 which
 mature:
  Within 1
   year    13,506  15.21    52,692  45.69    39,186   53,120  49.37      428
  After 1
   year,
   but
   within
   2 years 16,621  18.72    16,329  14.16      (292)  11,139  10.35   (5,190)
  After 2
   years,
   but
   within
   5 years 18,834  21.21    10,639   9.23    (8,195)   6,241   5.80   (4,398)
  Certifi-
   cates
   maturing
   there-
   after    2,138   2.41        19    .02    (2,119)      21   0.02        2
          ------- ------  -------- ------   ------- -------- ------  -------
   Total  $88,787 100.00% $115,324 100.00%  $26,537 $107,596 100.00% $(7,728)
          ======= ======  ======== ======   ======= ======== ======  =======

          Time Deposits by Rates. The following table sets forth the time deposits in the Bank categorized by rates at the dates indicated.

                                                At March 31,
                                      --------------------------------
                                      1995         1996           1997
                                      ----         ----           ----
                                              (In Thousands)

3.00 - 3.99%. . . . . . . . . .     $ 4,681       $ 1,706       $   997
4.00 - 4.99%. . . . . . . . . .       8,252         7,748         7,132
5.00 - 5.99%. . . . . . . . . .      16,770        33,623        42,816
6.00 - 6.99%. . . . . . . . . .      17,073        31,263        17,082
7.00 - 7.99%. . . . . . . . . .       1,646         2,858         1,990
8.00 - 8.99%. . . . . . . . . .       2,210         1,993            51
9.00% and over. . . . . . . . .         483           488           453
                                    -------       -------       -------
Total . . . . . . . . . . . . .     $51,115       $79,679       $70,521
                                    =======       =======       =======

          The following table sets forth the amount and maturities of time deposits at March 31, 1997.

                             Amount Due
         -------------------------------------------
         Less                                                 Percent
         Than     After     After     After    After          of Total
         One      1 to 2    2 to 3    3 to 4   4              Certificate
         Year     Years     Years     Years    Years   Total  Accounts
         ----     -----     -----     -----    -----   -----  --------
                          (Dollars in Thousands)

3.00 -
 3.99%  $   997  $    --  $   --     $ --    $   --   $   957    1.41%
4.00 -
 4.99%    6,990      101      41       --        --     7,132   10.11
5.00 -
 5.99%   28,865    9,698   2,048      832     1,373    42,816   60.71
6.00 -
 6.99%   16,245      837      --       --        --    17,082   24.22
7.00 -
 7.99%        6      482   1,008        9       485     1,990    2.82
8.00 -
 8.99%        5        4      42       --        --        51    0.07
9.00%
 and
 over        12       17     424       --        --       453    0.64
        -------  -------  ------     ----    ------   -------  ------
Total   $53,120  $11,139  $3,563     $841    $1,858   $70,521  100.00%
        =======  =======  ======     ====    ======   =======  ======

          Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                            Year Ended March 31,
                                         --------------------------
                                         1995       1996       1997
                                         ----       ----       ----
                                               (In Thousands)

Beginning balance . . . . . . . . .     $91,858    $ 88,787   $115,324
                                        -------    --------   --------
Net increase (decrease)
  before interest credited. . . . .      (6,557)     21,769    (11,902)
Interest credited . . . . . . . . .       3,486       4,768      4,174
                                        -------    --------   --------
Net increase (decrease)
  in savings deposits . . . . . . .      (3,071)     26,537     (7,728)
                                        -------    --------   --------
Ending balance. . . . . . . . . . .     $88,787    $115,324   $107,596
                                        =======    ========   ========

          Borrowings.    The Bank utilizes advances from the FHLB-Seattle to
supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 20% of total assets. The Bank intends to increase the amount of its FHLB advances in order to fund certain investments as part of its asset/liability management.

          The following tables sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

                                             At or For the
                                          Year Ended March 31,
                                       ---------------------------
                                       1995       1996        1997
                                       ----       ----        ----
                                         (Dollars in Thousands)

Maximum amount of FHLB advances
 outstanding at any month end
 during the period. . . . . . . . .   $4,900     $9,688      $15,060
Approximate average FHLB advances
  outstanding during the period . .    1,150      4,862        8,488
Balance of FHLB advances outstanding
  at end of period. . . . . . . . .    4,000      2,304       13,922
Weighted average rate paid on
  FHLB advances at end of period. .     6.74%      6.10%        5.87%
Approximate weighted average rate
 paid on FHLB advances during the
 period . . . . . . . . . . . . .       6.68%      6.19%        5.90%

                               REGULATION OF THE BANK

General

          The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Bank and its operations.

Federal Regulation of Savings Associations

          Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

          Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $945,000 at March 31, 1997. Among other benefits, the FHLB-Seattle provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

          Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

          The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

          Pursuant to the DIF Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

          The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

          The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

          Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

          Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

          A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
(The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

          An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

          At March 31, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

          Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

          Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

          Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1997, the qualified thrift investments of the Bank were approximately 83.7% of its portfolio assets.

          Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

          OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

          Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

          Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

          The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

          The following table presents the Bank's regulatory capital levels as of March 31, 1997.
                                              At March 31, 1997
                                            ---------------------
                                                        Percent of
                                            Amount      Assets
                                            ------      ------
                                          (Dollars in thousands)

Tangible capital. . . . . . . . . . . . . $11,044         8.02%
Minimum capital requirement . . . . . . .   2,065         1.50
                                          -------       ------
Excess. . . . . . . . . . . . . . . . . . $ 8,979         6.52%
                                          =======       ======
Core capital. . . . . . . . . . . . . . . $11,044         8.02%
Minimum capital requirement . . . . . . .   4,131         3.00
                                          -------       ------
Excess  . . . . . . . . . . . . . . . . . $ 6,913         5.02%
                                          =======       ======
Risk-based capital. . . . . . . . . . . . $12,002        13.59%
Minimum capital requirement . . . . . . .   7,063         8.00
                                          -------       ------
Excess. . . . . . . . . . . . . . . . . . $ 4,939         5.59%
                                          =======       ======

          Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

          A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

          The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

          Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1997, the Bank's limit on loans to one borrower was $1 million plus 10% of unencumbered capital. At March 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $1.7 million. See "Item 1. Business -- Lending Activities -- Commercial Real Estate Lending."

          Activities of Associations and Their Subsidiaries. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

          The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

          Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

          Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

          The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

          Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

Regulation of Washington Savings Banks

          General. As a Washington-chartered, federally insured savings bank, the Bank will be subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank will be regularly examined by the FDIC and the Department.

          State Regulation and Supervision. As a Washington-chartered savings bank, the Bank will be subject to applicable provisions of Washington law and the regulations of the Department adopted thereunder. Washington law and regulations govern the ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank will be subject to periodic examination and reporting requirements by and of the Department.

          Deposit Insurance. The deposits of the Bank will continue to be insured up to applicable limits by the SAIF. See "-- Federal Regulation of Savings Associations -- Deposit Insurance."

          Prompt Corrective Action. The Bank will be subject the prompt corrective action regulations of the FDIC, which are substantially similar to those of the OTS. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

          Standards for Safety and Soundness. The Bank will be subject to the FDIC's standards for safety and soundness, which are substantially similar to those of the OTS. See "-- Federal Regulations of Savings Associations -- Standards for Safety and Soundness."

          Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated depository institutions require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth.

           Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action and to the appointment of a receiver. Insured banks operating with lower than the prescribed minimum capital levels, generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

          FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk-weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital.

          Net unrealized holding gains or losses on available for sale debt and equity securities are not included when calculating core and risk-based capital ratios.

          FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

          Activities and Investments of Insured State-Chartered Banks.
Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, the activities of which are limited to those permissible to a subsidiary of a national bank,
(ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

          Federal law provides that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

          Dividends. The amount of dividends payable by the Bank to the Company depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Department. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Department. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

                         REGULATION OF THE COMPANY

Savings and Loan Holding Company Regulations

          Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

          Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

          Qualified Thrift Lender Test. The HOLA requires that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

Bank Holding Company Regulation

          General. Upon consummation of the Charter Conversion, the Company, as the sole shareholder of the Bank, will become a bank holding company and will register as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act ("BHCA") and the regulations of the Federal Reserve. As a bank holding company, the Company will be required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

          Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

          The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

          Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

          Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

          The Riegle-Neal Act authorizes the applicable federal banking agency to approve interstate branching de novo by national and state banks, but only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

          Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

          Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

          Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. The Federal Reserve regulations provide that capital standards will generally be applied on a bank only (rather than a consolidated) basis on the case of a bank holding company with less than $150 million in total consolidated assets. Assuming sales of Common Stock at the minimum of the Estimated Valuation Range, the Company's total consolidated assets will not exceed $150 million.

                                  TAXATION

Federal Taxation

          General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

          Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

          In August 1996, provisions repealing the current thrift bad debt rules were enacted by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" bank (i.e., assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average residential lending activity for the six taxable years preceding 1996. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution qualifies as a bank as defined by the statue. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

           Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves.

          The amount of additional taxable income created from and Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

          Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. Under President Clinton's 1998 budget proposal, the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008.

          Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

          There have not been any IRS audits of the Bank's federal income tax returns during the past five years.

State Taxation

          Idaho. The Company and the Bank are subject to the general corporate tax provisions of the State of Idaho. Idaho's state corporate income taxes are generally determined under federal tax law with some modifications. Idaho taxable income is taxed at a rate of 8%. These taxes are reduced by certain credits, primarily the Idaho investment tax credit in the case of the Bank.

          Washington. To the extent that the Company and the Bank conducts business in the State of Washington, any related gross income is generally subject to a business and occupation tax (gross receipts tax). Washington allows a deduction from gross income for interest received on certain loans secured by first trust deeds. The business and occupation tax rate for financial business is 1.6%.

          Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Competition

          The Bank operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions and other thrifts operating in its market area. The Bank's competitors include large regional and superregional banks. These institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks and other thrifts operating in its market as well as from mortgage bankers and brokers, consumer finance companies, and, with respect to agricultural loans, government sponsored lending programs. Such competition for deposits and the origination of loans may limit the Bank's growth and profitability in the future.

Subsidiary Activities

          The Bank has one subsidiary, Tri-Star Financial Corporation, which was created in 1985 and whose activities consist primarily of selling life insurance and tax deferred annuities on an agency basis. At March 31, 1997, the Bank's equity investment in its subsidiary was $42,000.

          Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Bank's investment in its subsidiary did not exceed these limits at March 31, 1997.

Personnel

          As of March 31, 1997, the Bank had 75 full-time and eight part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

Item 2.  Description of Properties
----------------------------------

          The Bank operates five full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville and Coeur d'Alene, Idaho, all of which it owns. The Bank also operates one loan production office in Lewiston and one in Coeur d'Alene, Idaho, which is located in the same facility as its full-service office. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 1997, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $4.9 million.

Item 3.  Legal Proceedings
--------------------------

          Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

          The Company had no shares of Common Stock outstanding at March 31, 1997.

          The Board of Directors of the Company has not formulated a dividend policy, but intends to consider a policy of paying cash dividends in the future. The payment of dividends on the Common Stock will be subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the initial or continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Bank. Accordingly, there can be no present assurance that any dividends will be paid. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, since the Company initially will have no significant source of income other than dividends from the Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company will depend in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company will be subject to regulatory restriction under Federal Reserve policy as well as to limitation under applicable provisions of Delaware corporate law. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------
General

          Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

          The profitability of the Bank's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Bank receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Bank's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Bank's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Bank's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. The Bank's results of operations maybe adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

Operating Strategy

          The Bank's primary goal has been to improve the Bank's profitability while maintaining a sound capital position. To accomplish this goal, the Bank has employed an operating strategy that includes: (1) originating for its portfolio residential mortgage loans, primarily with adjustable rates or with fixed rates with terms of 15 years or less, secured by properties located in its primary market area; (2) enhancing net income and controlling interest rate risk by originating fixed-rate residential mortgage loans for sale in the secondary market, as market conditions permit, as a means of generating current income through the recognition of cash gains on loan sales and loan servicing fees; (3) increasing its average yield on interest-earning assets by originating for portfolio higher yielding construction, commercial real estate and agricultural real estate loans; and (4) controlling asset growth to a level sustainable by the Bank's capital position. In anticipation of the Charter Conversion, the Bank has adopted a community banking strategy pursuant to which it will expand the products and services it offers within its primary market area in order to improve market share and increase the average yield of its interest-earning assets. Specifically, the Bank intends to expand its agricultural real estate and commercial real estate lending activities. The Bank also intends to expand its non-mortgage lending activities by increasing its emphasis on originating agricultural operating loans and commercial business loans. These loans afford the Bank the opportunity to achieve higher interest rates with shorter terms to maturity than residential mortgage loans. As part of this strategy, the Bank recently hired an experienced commercial loan officer. There can be no assurances that the Bank will be successful in its efforts to increase its originations of these types of loans. Management anticipates that the Bank will incur initial start-up and ongoing expenses in connection with the opening of its Clarkston, Washington office and as various programs and services, such as its commercial real estate and business lending operations, are introduced or expanded. These expenses could reduce earnings for a period of time while income from new programs and services increases to a level sufficient to cover the additional expenses.

Comparison of Financial Condition at March 31, 1996 and March 31, 1997

          Total assets increased $7.9 million, or 6.1%, from $129.8 million at March 31, 1996 to $137.7 million at March 31, 1997. The growth in assets is primarily attributable to an increase in loans receivable, which was partially offset by a decrease in cash and securities. Net loans receivable increased from $93.8 million at March 31, 1996 to $113.0 million at March 31, 1997. During the year ended March 31, 1997, the Bank retained for its portfolio some fixed-rate mortgage loans with terms of 15 years or less. Adjustable-rate mortgage loans that adjust after a fixed period of three or five years, which the Bank retains for its portfolio, were in higher demand by borrowers during this period. Between March 31, 1996 and March 31, 1997, the Bank decreased its cash and cash equivalents and investment and mortgage- backed securities. Cash and cash equivalents decreased from $13.6 million to $5.3 million and investment securities decreased from $11.9 million to $5.2 million as the Bank used available cash and the proceeds from the sale and maturity of investment securities to fund loan originations and deposit withdrawals. Mortgage-backed securities increased from $2.5 million to $4.9 million. Included among the assets of the Bank is the cash surrender value of life insurance policies, which totalled $1.3 million at March 31, 1996 and March 31, 1997. Such policies were purchased in 1995 in connection with the implementation of salary continuation agreements with senior executive officers of the Bank.

          Total liabilities increased from $119.5 million at March 31, 1996 to $126.6 million at March 31, 1997. Deposits decreased $7.7 million from $115.3 million at March 31, 1996 to $107.6 million at March 31, 1997. In late 1995, the Bank offered a 75-day certificate of deposit with a 7.5% interest rate to promote the Bank's 75th anniversary. This promotion attracted approximately $20 million in new deposits. Upon the expiration of the promotional certificates of deposit in early 1996, most of the funds were rolled over into six month or two year certificates of deposit. The decrease in deposits from March 31, 1996 to March 31, 1997 reflects the withdrawal of funds following the maturity of these six month certificates as well as withdrawals following the maturity of some higher yielding five-year certificates of deposit. FHLB advances increased from $2.3 million at March 31, 1996 to $13.9 million at March 31, 1997. Because of the decrease in deposits, the Bank increased its use of borrowings to fund asset growth.

Comparison of Operating Results for the Years Ended March 31, 1996 and 1997

          General. Net income increased $61,000, or 10.4%, from $588,000 for the year ended March 31, 1996 to $649,000 for the year ended March 31, 1997. The Bank experienced greater net interest income and non-interest income in fiscal 1997 compared to fiscal 1996. However, these gains were partially offset by greater non-interest expense and increased provisions for loan losses. Non-interest expense for the year ended March 31, 1997 included a one-time, special assessment of $584,000 for the purpose of recapitalizing the SAIF. Excluding the special assessment and related tax effects, net income would have been $1,004,000 for fiscal 1997.

          Net Interest Income. Net interest income increased $460,000, or 10.5%, from $4.4 million for the year ended March 31, 1996 to $4.9 million for the year ended March 31, 1997. The Bank's spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities increased from 3.61% for fiscal 1996 to 3.68% for fiscal 1997.

          Total interest income increased $640,000 from $9.6 million for the year ended March 31, 1996 to $10.2 million for the year ended March 31, 1997. Interest income on loans receivable increased $841,000, or 10.0%, from $8.4 million for fiscal 1996 to $9.2 million for fiscal 1997. The increase was the result of a larger average balance of loans in fiscal 1997, offset slightly by a decrease in the average yield on the loan portfolio. Interest income on mortgage-backed and related securities decreased $10,000 from fiscal 1996 to fiscal 1997 primarily as a result of a smaller average balance in fiscal 1997. Interest income on investment securities increased $77,000 from fiscal 1996 to fiscal 1997 as a result of a larger average balance in fiscal 1997, which was partially offset by a decrease in the average yield. Interest income on other interest-earning assets decreased $268,000 from fiscal 1996 to fiscal 1997 as a result of a smaller average balance in fiscal 1997.

          Interest expense increased by $180,000, from $5.2 million for the year ended March 31, 1996 to $5.3 million for the year ended March 31, 1997. Interest expense on deposits increased $46,000, or 1.0%, from fiscal 1996 to fiscal 1997. The average balance of deposits increased from fiscal 1996 to fiscal 1997. However, this was partially offset by a decrease in the average rate paid on deposits. Interest expense on FHLB advances increased $134,000 from $365,000 in fiscal 1996 to $499,000 in fiscal 1997 as a result of a larger average balance of borrowings in fiscal 1997.

          Provision for Loan Losses. The provision for loans losses was $310,000 for the year ended March 31, 1997 compared to $150,000 for the year ended March 31, 1996. Management increased the provision for loan losses in fiscal 1997 after considering the growth of the loan portfolio, including the growth of commercial real estate and consumer loans, which generally are riskier than residential mortgage loans. The Bank's allowance for loan losses was $974,000, or 0.82% of total loans receivable, at March 31, 1997, compared to $701,000, or 0.70% of total loans receivable, at March 31, 1996. Net loan charge-offs were $37,000 during fiscal 1997 compared to $4,000 during fiscal 1996.

          Non-interest Income. Total non-interest income increased $265,000, or 13.4%, from fiscal 1996 to fiscal 1997. Income on gain on sales of loans increased $61,000, or 5.4%, from fiscal 1996 to fiscal 1997. The increase was the result of the adoption of SFAS No. 122 combined with a smaller volume of loans sold servicing-released in fiscal 1997. Service fees and charges increased $147,000 and commissions increased $57,000. Service fees and charges increased as a result of an increase in mortgage loans serviced, while commissions increased as a result of higher annuity sales by the Bank's subsidiary.

          Non-interest Expense. Total non-interest expense increased $616,000, or 11.7%, from $5.3 million for the year ended March 31, 1997 to $5.9 million for the year ended March 31, 1996. The increase in non-interest expense is primarily the result of the payment of the one-time, industry wide special assessment to recapitalize the SAIF. The Bank's assessment was $584,000. Compensation and related benefits increased $63,000, or 2.1%, from fiscal 1996 to 1997. Occupancy expenses increased $26,000, or 3.9%, advertising expenses increased $38,000, or 31.1%, and data processing expenses increased $70,000, or 79.5%, between the periods while supplies and postage expenses decreased $8,000, or 3.1%, and other expenses decreased $36,000, or 4.4%. Included in the total for fiscal 1996 is a charge of $200,000 relating to the impairment in value of a mutual fund held by the Bank. There was no similar charge in fiscal 1997.

          Income Taxes. Income taxes were $263,000 for the year ended March 31, 1997 compared with $375,000 for the year ended March 31, 1996. The decrease in income tax expense in fiscal 1997 was primarily the result of an underaccrual of prior year income taxes receivable.

Average Balances, Interest and Average Yields/Cost

          The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                  Year Ended March 31,
                -----------------------------------------------------------------------------------------
                            1995                           1996                          1997
                ----------------------------  ------------------------------ ----------------------------
                          Interest   Average             Interest    Average           Interest   Average
                Average   and        Yield/   Average    and         Yield/  Average   and        Yield/
                Balance   Dividends  Cost     Balance    Dividends   Cost    Balance   Dividends  Cost
                -------   ---------  ----     -------    ---------   ----    -------   ---------  ----
                                                   (Dollars in Thousands)
Interest-
 earning
 assets(1):
 Loans
  receivable  $ 79,912    $6,826    8.54%    $ 91,849     $8,408    9.15%    $106,295  $ 9,249    8.70%
 Mortgage-
  backed
  securities     2,981       136    4.56        2,622        157     5.99       2,588      147    5.68
 Investment
  securities     8,075       501    6.20        6,553        457     6.97       8,955      534    5.96
 Other earning
  assets         6,986       195    2.79       12,026        530     4.41       5,834      262    4.49
   Total      --------    ------             --------     ------             --------  -------
    interest-
    earning
    assets      97,954     7,658    7.82      113,050      9,552     8.45     123,672   10,192    8.24
                          ------                          ------             --------  -------
Non-interest-
 earning
 assets          3,873                          5,460                           6,259
   Total      --------                       --------                        --------
    assets    $101,827                       $118,510                        $129,931
              ========                       ========                        ========
Interest-earning
 liabilities:
 Passbook,
  NOW and
  money
  market
  accounts    $ 39,546     1,036    2.62     $ 35,072        876     2.50    $ 36,457      818    2.24
 Certificates
  of deposit    50,319     2,458    4.88       66,066      3,917     5.93      72,550    4,021    5.54
   Total      --------    ------             --------     ------             --------  -------
    deposits    89,865     3,494    3.89      101,138      4,793     4.74     109,007    4,839    4.44

 Advances from
  FHLB           1,305       102    7.82        5,419        365     6.74       8,080      499    6.18
   Total      --------    ------             --------     ------             --------  -------
    interest-
    bearing
    liabilities 91,170     3,596    3.95      106,557      5,158     4.84     117,087    5,338    4.56
Non-interest-             ------                          ------             --------  -------
 bearing
 liabilities      1,458                         1,826                          2,003
   Total       --------                      --------                        -------
    liabilities  92,628                       108,383                         119,090
               --------                      --------                        --------
Total equity      9,199                        10,127                          10,841
   Total       --------                      --------                        --------
    liabilities
    and total
    equity     $101,827                      $118,510                        $129,931
               ========                      ========                        ========
Net interest
 income                   $4,062                          $4,394                       $ 4,854
                          ======                          ======                       =======
Interest rate
 spread                             3.87%                            3.61%                        3.68%
                                    ====                             ====                         ====
Net interest
 margin                     4.15%                           3.89%                         3.92%
                            ====                            ====                          ====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities     107.44%                       106.09%                         105.62%
                 ======                        ======                          ======

----------------------
(1)  Does not include interest on loans 90 days or more past due.
(2)  Yields and ratios for the nine-month periods are annualized.

                                     41

Rate/Volume Analysis

          The following table sets forth the effects of changing rates and volumes on the interest income and interest expense of the Bank. Information is provided with respect to: (i) effects attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) effects attributable to changes in rate/volume (changes in rate multiplied by changes in volume).

                     Year Ended March 31,            Year Ended March 31,
                  1996 Compared to Year Ended     1997 Compared to Year Ended
                       March 31, 1995                    March 31, 1996
               -------------------------------    ----------------------------
                  Increase (Decrease)               Increase (Decrease)
                       Due to                            Due to
               ------------------------           ---------------------
                                 Rate/                           Rate/
               Rate    Volume    Volume    Net    Rate   Volume  Volume   Net
               ----    ------    ------    ---    ----   ------  ------   ---
                                    (In Thousands)
Interest-
 earning
 assets:
 Loans
 receivable(1) $489    $1,020    $ 73    $1,582  $ (38) $  814   $ 65   $ 841
 Mortgage-
  backed
  securities     42       (16)     (5)       21     (8)     (2)    --     (10)
 Investment
  securities     62       (94)    (12)      (44)   (66)    167    (24)     77
 Other earning
  assets        113       141      81       335     10    (273)    (5)   (268)
               ----    ------    ----    ------  -----  ------   ----   -----
Total net change
 in income on
 interest-
 earning
 assets         706     1,051     137     1,894   (102)    706     36     640
               ----    ------    ----    ------  -----  ------   ----   -----
Interest-
 bearing
 liabilities:
 Passbook,
  NOW and
  money
  market
  accounts      (48)     (117)      5      (160)   (90)     36     (4)    (58)
 Certificates
  of deposit    525       769     164     1,458   (258)    386    (24)    104
 FHLB advances  (14)      322     (44)      264    (29)    178    (15)    134
               ----    ------    ----    ------  -----  ------   ----   -----
Total net change
 in expense
 on interest-
 bearing
 liabilities    463       974     125     1,562   (377)    600    (43)    180
               ----    ------    ----    ------  -----  ------   ----   -----
Net increase
 (decrease)
 in net
 interest
 income        $243    $   77    $ 12    $  332  $ 275  $ 106    $ 79   $ 460
               ====    ======    ====    ======  =====  =====    ====   =====
----------------
(1)  Does not include interest on loans 90 days or more past due.

Asset and Liability Management

          The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio shorter term loans and loans with interest rates subject to periodic adjustment to market conditions and by selling substantially all of its longer term, fixed-rate residential mortgage loans. The Bank has historically relied on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes non-interest-bearing transaction accounts and certificates of deposit with longer maturities (up to five years) to reduce the interest sensitivity of its interest-bearing liabilities.

          In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data from the Bank's quarterly reports to the OTS, the Bank receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at March 31, 1997 and the Bank was not exempt from the rule, the Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

          The following table is provided by the OTS and illustrates the change in NPV at March 31, 1997, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counter the effect of that interest rate movement.

                                                   Net Portfolio as % of
Basis Point            Net Portfolio Value       Portfolio Value of Assets
("bp") Change   -------------------------------  ---------------------------
in Rates        $ Amount  $ Change(1)  % Change  NPV Ratio(2)   Change(bp)(3)
--------        --------  -----------  --------  ------------   -------------
                          (Dollars in Thousands)

 400             11,446     (5,835)    (34.00)%       8.48%          (359)bp
 300             13,154     (4,126)    (24.00)        9.58           (248)
 200             14,765     (2,515)    (15.00)       10.59           (148)
 100             16,194     (1,087)     (6.00)       11.44            (62)
   0             17,280                              12.07
(100)            17,856        576       3.00        12.36             30
(200)            17,731        451       3.00        12.22             16
(300)            17,527        246       1.00        12.03             (3)
(400)            17,661        381       2.00        12.05             (2)

----------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

          The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the interest rate risk capital component that will be deducted from risk-based capital in determining the level of risk-based capital. At March 31, 1997, the change in NPV as a percentage of portfolio value of total assets is negative 1.76%, which is less than negative 2.0%, indicating that the Bank has a "normal" level of interest rate risk.

RISK MEASURES:  200 BP RATE SHOCK:

Pre-Shock NPV Ratio:  NPV as % of PV of Assets. . . . . .      12.07%
Exposure Measure:  Post-Shock NPV Ratio . . . . . . . . .      10.59
Sensitivity Measure:  Change in NPV Ratio . . . . . . . .      (148)bp

CALCULATION OF CAPITAL COMPONENT:

Change in NPV as % of PV of Assets. . . . . . . . . . . .       1.76
Interest Rate Risk Capital Component (1). . . . . . . . .         --

------------------
(1) No amounts are shown on the interest rate risk capital component line because the Bank is exempt from the interest rate risk capital component.

          As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

          The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

          The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1997, cash and cash equivalents totalled $5.3 million, or 3.9% of total assets, and investment securities that matured in one year or less totalled $500,000, or
 .4% of total assets. In addition, the Bank maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totalled $13.9 million at March 31, 1997.

          The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Bank's actual total and short-term liquidity ratios at March 31, 1997 were 7.23% and 6.42%, respectively.

          The primary investing activity of the Bank is the origination of mortgage loans. During the years ended March 31, 1995, 1996 and 1997, the Bank originated loans in the amounts of $89.2 million, $120.9 million, and $119.5 million, respectively. At March 31, 1997, the Bank had loan commitments totalling $26 million and undisbursed lines of credit totalling $5.8 million and undisbursed loans in process totalling $4.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1997 totalled $53.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. In addition, management of the Bank believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

           The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 1997, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 8.02%, 8.02% and 13.59%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

Impact of New Accounting Standards

          Accounting for Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Bank has not completed an analysis of the potential effects of this statement on its financial position or results of operations.

          Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement supersedes SFAS No. 122 and applies prospectively in fiscal years beginning after December 31, 1996, and establishes new standards that focus on control whereas, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Bank does not expect adoption of SFAS No. 125 to have a material impact on the Bank's results of operations or financial position.

          Deferral of the Effective Date of Certain Provisions of SFAS No.
125. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of portions of SFAS No. 125 that address secured borrowings and collateral for all transactions. Additionally, SFAS No. 127 defers for one year the effective date of transfers of financial assets that are part of repurchase agreements, securities lending and similar transactions. The Company does not expect adoption of SFAS No. 127 to have a material impact on the Company's results of operations or financial position.

          Earnings Per Share. SFAS No. 128, "Earnings Per Share," standardizes the international calculation for earnings per share and requires companies with complex capital structures that have publicly held common stock or potential common stock to present both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 becomes effective for periods ending after December 31, 1997. The Company does not expect adoption of SFAS No. 128 to have a material impact on the Company's results of operations or financial position.

Effect of Inflation and Changing Prices

          The combined financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7.   Financial Statements
------------------------------

Report of Independent Certified Public Accountants

Board of Directors
FirstBank Corp. and FirstBank Northwest

We have audited the accompanying combined statements of financial condition of FirstBank Corp. and FirstBank Northwest (collectively referred to as "the Company") as of March 31, 1997 and 1996, and the related combined statements of income, changes in equity and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of FirstBank Corp. and FirstBank Northwest at March 31, 1997 and 1996 and the combined results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in the summary of accounting policies, the Company changed its method of accounting for mortgage servicing rights.

/s/ BDO Seidman, LLP

Spokane, Washington
May 19, 1997, except for Note 14 and the first paragraph of the Summary of Accounting Policies which are as of July 1, 1997.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                Combined Statements of Financial Condition
==============================================================================
March 31,                                          1997           1996
-------------------------------------------------------------------------
Assets

Cash and Cash Equivalents (Note 13):
  Non-interest bearing cash deposits          $  3,883,176    $ 3,549,349
  Interest bearing deposits                              -      9,366,053
  Federal funds sold                             1,419,560        665,463
-------------------------------------------------------------------------

Total cash and cash equivalents                  5,302,736     13,580,865

Investment securities (Notes 1 and 13):
  Held-to-maturity                               5,199,375     10,544,953
  Available-for-sale                                     -      1,328,295
Mortgage-backed securities (Notes 2 and 13):
  Held-to-maturity                               2,280,743      2,487,998
  Available-for-sale                             2,599,147              -
Loans receivable, net (Notes 3, 8, 9 and 13)   113,048,075     93,817,254
Accrued interest receivable (Note 4)             1,013,848      1,075,384
Real estate owned                                  234,366         76,163
Stock in FHLB, at cost (Notes 12 and 13)           945,475        875,600
Premises and equipment, net (Note 5)             4,928,655      4,679,644
Income taxes receivable (Note 7)                         -         10,667
Cash surrender value of life insurance polices   1,350,964      1,283,628
Mortgage servicing assets                          242,462         10,598
Other assets                                       505,864         61,242
--------------------------------------------------------------------------
Total Assets                                  $137,651,710    $129,832,291
==========================================================================

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                Combined Statements of Financial Condition
==============================================================================

March 31,                                           1997           1996
-------------------------------------------------------------------------

Liabilities and Equity

Liabilities:
  Bank overdrafts                             $  2,112,629    $         -
  Deposits (Notes 6 and 13)                    107,595,602    115,324,069
  Accrued interest on deposits                      24,267         31,386
  Advances from borrowers for taxes and
   insurance                                     1,558,438      1,076,174
  Income taxes payable (Note 7)                    116,921              -
  Advances from FHLB (Notes 12 and 14)          13,922,083      2,304,028
  Deferred federal and state income
   taxes (Note 7)                                   76,664         70,000
  Accrued expenses and other liabilities         1,233,995        670,429
-------------------------------------------------------------------------
Total liabilities                              126,640,599    119,476,086
-------------------------------------------------------------------------

Commitments and Contingencies (Notes 3, 10,
 11 and 14)

Equity (Note 8):
  Retained earnings, substantially restricted   11,043,959     10,395,106
  Unrealized loss on securities
   available-for-sale, net of tax (Note 1)         (32,848)       (38,901)
-------------------------------------------------------------------------
Total equity                                    11,011,111     10,356,205
-------------------------------------------------------------------------
Total Liabilities and Equity                  $137,651,710   $129,832,291
=========================================================================

See accompanying summary of significant accounting policies and notes to combined financial statements.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                             Combined Statements of Income
==============================================================================

Year Ended March 31,                                1997           1996
-------------------------------------------------------------------------
Interest income:
  Loans receivable                            $  9,248,607    $ 8,407,900
  Mortgage-backed securities                       146,963        156,879
  Investment securities                            534,450        456,907
  Other interest earning assets                    262,043        530,207
-------------------------------------------------------------------------
Total interest income                           10,192,063      9,551,893
-------------------------------------------------------------------------
Interest expense:
  Deposits (Note 6)                              4,839,334      4,792,837
  Advances from FHLB                               498,653        365,093
-------------------------------------------------------------------------
Total interest expense                           5,337,987      5,157,930
-------------------------------------------------------------------------
Net interest income                              4,854,076      4,393,963

Provision for loan losses (Note 3)                 309,943        150,000
-------------------------------------------------------------------------
Net interest income after
  provision for loan losses                      4,544,133      4,243,963
-------------------------------------------------------------------------
Non-interest income:
  Gain on sales of loans                         1,199,357      1,138,352
  Service fees and charges                         960,279        812,751
  Commissions and other                             85,938         28,838
-------------------------------------------------------------------------
Total non-interest income                        2,245,574      1,979,941
-------------------------------------------------------------------------

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                             Combined Statements of Income
==============================================================================

Year Ended March 31,                                1997           1996
--------------------------------------------------------------------------
Non-interest expense:
  Compensation and related
    benefits (Notes 10 and 11)                   3,110,759      3,048,163
  Occupancy                                        696,978        671,258
  Deposit insurance premiums                       699,787        234,728
  Advertising                                      159,948        122,162
  Data processing                                  157,868         88,432
  Supplies and postage                             262,211        270,525
  Other                                            789,786        825,851
-------------------------------------------------------------------------
Total non-interest expense                       5,877,337      5,261,119
-------------------------------------------------------------------------
Income before income
  tax expense                                      912,370        962,785

Income tax expense (Note 7)                        263,517        375,000
-------------------------------------------------------------------------
Net income                                    $    648,853    $   587,785
=========================================================================

See accompanying summary of significant accounting policies and notes to combined financial statements.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                  Combined Statements of Changes in Equity
==============================================================================

                                              Unrealized Loss
                                    Retained    on Securities
                                   Earnings,       Available-
                               Substantially        for-Sale,       Total
                                  Restricted       net of tax      Equity
--------------------------------------------------------------------------
Balance, April 1, 1995             $9,807,321    $ (303,099)    $9,504,222

Net income                           587,785              -        587,785

Change in unrealized loss on securities
 available-for-sale, net of tax            -         64,198         64,198

Write-down of securities available-for-
 sale due to permanent impairment          -        200,000        200,000
--------------------------------------------------------------------------
Balance, March 31, 1996           10,395,106        (38,901)    10,356,205

Net income                           648,853              -        648,853

Sale of securities
 available-for-sale                        -         38,901         38,901

Change in unrealized loss on securities
 available-for-sale, net of tax            -        (32,848)       (32,848)
--------------------------------------------------------------------------
Balance, March 31, 1997          $11,043,959     $  (32,848)   $11,011,111
==========================================================================

See accompanying summary of significant accounting policies and notes to combined financial statements.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                         Combined Statements of Cash Flows
==============================================================================

             Increase (Decrease) in Cash and Cash Equivalents

Year Ended March 31,                                1997           1996
--------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                   $   648,853     $  587,785
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                371,275        299,870
      Provision for loan losses                    309,943        150,000
      Loss on sale of investment
        securities available-for-sale               89,789              -
      Other (gains) losses, net                      4,783              -
      Deferred income taxes                          2,913       (126,000)
      Write-down on impaired investment
        securities available-for-sale                    -        200,000
  Changes in assets and liabilities:
     Accrued interest receivable and other
      assets                                      (614,950)       (30,111)
     Income taxes receivable (payable)             127,588         62,333
     Accrued expenses and other liabilities        556,447        273,197
-------------------------------------------------------------------------
Net cash provided by operating activities        1,496,641      1,417,074
-------------------------------------------------------------------------

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                         Combined Statements of Cash Flows
==============================================================================

             Increase (Decrease) in Cash and Cash Equivalents

Year Ended March 31,                                 1997           1996
---------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of mortgage-backed
    securities held-to-maturity                   (109,742)             -
  Purchase of mortgage-backed
    securities available-for-sale               (2,659,465)             -
  Proceeds from maturities of
    mortgage-backed securities
    held-to-maturity                               305,542        340,320
  Proceeds from maturities of investment
    securities held-to-maturity                  5,350,000      4,586,825
  Proceeds from sale of investment
    securities available-for-sale                1,302,406              -
  Decrease in loans receivable from loans sold  58,725,000     69,769,000
  Other net change in loans receivable         (78,510,556)   (81,034,949)
  FHLB stock dividends                             (69,875)       (57,800)
  Purchases of premises and equipment             (615,752)    (1,919,161)
  Net increase in cash surrender
    value of life insurance policies               (67,336)       (42,958)
  Proceeds from disposition of assets               90,527              -
  Purchases of investment securities
    held-to-maturity                                     -     (8,387,090)
-------------------------------------------------------------------------
Net cash used in investing activities          (16,259,251)   (16,745,813)
-------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits           (7,728,467)    26,537,060
  Bank overdrafts                                2,112,629              -
  Advances from borrowers for
    taxes and insurance                            482,264       (103,589)
  Advances from FHLB                            81,050,000     22,500,000
  Payments on advances from FHLB               (69,431,945)   (24,195,972)
-------------------------------------------------------------------------

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                         Combined Statements of Cash Flows
==============================================================================

            Increase (Decrease) in Cash and Cash Equivalents

Year Ended March 31,                                1997           1996
---------------------------------------------------------------------------
Net cash provided by financing activities        6,484,481     24,737,499
-------------------------------------------------------------------------
Net increase (decrease) in
  cash and cash equivalents                     (8,278,129)     9,408,760

Cash and cash equivalents, beginning of year    13,580,865      4,172,105
-------------------------------------------------------------------------
Cash and cash equivalents, end of year         $ 5,302,736    $13,580,865
=========================================================================
Supplemental disclosures of
cash flow information:
  Cash paid during the period for:
   Interest                                    $ 5,345,106     $5,145,455
   Income taxes                                    201,083        457,490

  Noncash investing and financing
  activities:
   Unrealized (gain) loss on securities
     available-for-sale, net of tax                 90,766        (64,198)
   Loans receivable charged to the
     allowance for loan losses                      36,838          3,342
   Transfer from loans converted to real
     estate acquired through foreclosure           244,792         76,163

See accompanying summary of significant accounting policies and notes to combined financial statements.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                            Summary of Accounting Policies
==============================================================================

Conversion to a       FirstBank Corp. (the Holding Company), a Delaware
Stock Corporation     Corporation, was organized on March 12, 1997 for the
                      purpose of acquiring all of the capital stock of FirstBank Northwest (the Bank) as part of its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the Conversion) and completion of an initial public offering of Holding
                      Company stock.  Effective July 1, 1997, the Holding
                      Company completed its initial public offering of 1,983,750 shares of common stock for $10.00 per share and received final regulatory approvals regarding its acquisition of all the Bank's capital stock using 50 percent of the public offering net proceeds.

                      This transaction was accounted for in a manner similar to a pooling of interests, consequently, no goodwill or other intangibles were recorded as a result of the transaction and the accompanying combined financial statements report the operations and financial condition of the combined entities as if they had operated as a single entity during the periods presented.

                      FirstBank Corp. has not engaged in any significant activity since its inception on March 12, 1997 or prior to the completion of the Conversion on July 1, 1997. Accordingly information set forth in the financial statements and notes thereto, relates primarily to the Bank and its subsidiary.

Principles of         The combined financial statements include the
Combination           accounts of FirstBank Corp. and FirstBank Northwest
                      and its wholly-owned subsidiary (collectively referred to as "the Company"). All significant intercompany transactions and balances are eliminated in combination.

Nature of Business    The Holding Company's principal business consists of
and Concentration     operations of FirstBank Northwest and its wholly-owned
of Credit Risk        subsidiary, Tri-Star Financial Corporation ("Tri-Star").
                      The Bank's operations consists of attracting deposits from the general public through a variety of deposit products and investing these, together with funds from on-going operations, in the origination of residential mortgage loans and, to a lesser extent, construction, agricultural, commercial, consumer and other loans. The
                      Bank primarily grants residential loans to customers in Central and North Idaho and Southeast Washington. Tri-
                      Star's operations consist primarily of selling life insurance and tax deferred annuities to customers in the same areas as the Bank operates.

Use of Estimates      The preparation of financial statements in conformity
                      with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                      Actual results could differ from those estimates.

                      Material estimates that are susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses current information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of the examination.

Statement of          For purposes of the statement of cash flows, the Company
Cash Flows            considers all cash on hand and in banks, federal funds
                      sold and highly liquid marketable debt instruments with original maturities when purchased of three months or less to be cash and cash equivalents.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                            Summary of Accounting Policies
==============================================================================

Premises and          Premises and equipment, which consist of buildings,
Equipment             building improvements, furniture, fixtures and office
                      equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation range from thirty to forty years for buildings, thirty years for building improvements, and five to ten years for furniture, fixtures and equipment.

Income Taxes          The Company accounts for income taxes according to the
                      provisions of Statement of Financial Accounting
                      Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under SFAS No.
                      109, deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rate expected to apply to the taxable income of the period in which the deferred tax liability or asset is expected to be settled or realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

Investment and        The Company accounts for securities according to the
Mortgage-Backed       provision of SFAS No. 115, "Accounting for Certain
Securities            Investments in Debt and Equity Securities."  SFAS 115
                      addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.
                      Investments in securities are to be classified as either held-to- maturity, available-for-sale or trading.

                      Held-to-Maturity - Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. The Company has the ability and the intention to hold investment and mortgage backed securities to maturity and, accordingly, they are not adjusted for temporary declines in their market value.

                      Available-for-Sale - Investments in debt and equity securities classified as available-for-sale are carried at the lower of their cost or estimated market value in the aggregate. Unrealized gains and losses are recognized (net of tax effect) through a valuation allowance that is shown as a reduction in the carrying value of the related securities and as a corresponding reduction of equity.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                            Summary of Accounting Policies
==============================================================================

                      Trading - Investments in debt and equity securities classified as trading are stated at their market value. Unrealized holding gains and losses for trading securities are included in the statement of income.

                      Gains and losses on the sale of securities are determined using the specific identification method.

Loans Receivable      Loans receivable are stated at unpaid principal
                      balances, less the allowance for loan losses, and less the net deferred loan origination fees and discounts.
                      Deferred loan origination fees and discounts are amortized over the contractual life using the level-yield method.

                      The allowance for loan losses is established based on management's evaluation of probable losses in its loan portfolio. An allowance for loss on specific impaired loans for which collectibility may not be reasonably assured is established based upon, among other factors, the estimated fair market values of the underlying collateral and estimated holding and selling costs.

                      Effective April 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends SFAS No. 114. These statements define the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                            Summary of Accounting Policies
==============================================================================

                      discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

                      The Company applies the recognition criteria of SFAS No. 114 to impaired multi-family residential, commercial real estate, agriculture and restructured loans.
                      Smaller balance, homogeneous loans, including one-to-four family residential loans and consumer loans, are collectively evaluated for impairment. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. The adoption of SFAS No. 114 and SFAS No. 118 resulted in no prospective adjustment to the allowance for loan losses and did not affect the Company's policies regarding charge-offs or recoveries.

                      Interest accruals on loans which are more than ninety days delinquent are suspended. Suspended interest ultimately collected is credited to interest income in the period of recovery. Uncollectible accrued interest is included in the Company's allowance for loan losses.

                      Any unamortized discounts, premiums or fees on loans repaid or sold are recognized as income in the year of repayment or sale.

Real Estate           Real estate acquired in settlement of loans, whether
Owned                 through actual foreclosure or in-substance foreclosure,
                      is initially recorded at the lower of fair value, less selling costs, or the balance of the loan on the property at date of foreclosure. Costs relating to development and improvement of property are capitalized to the extent that carrying value does not exceed estimated fair market value, less estimated cost to sell, whereas those relating to holding the property are charged to expense.

                      Valuations are periodically performed by the Company, and losses are recognized by a charge to income if the carrying value of a property exceeds its estimated fair value.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                            Summary of Accounting Policies
==============================================================================

Stock in Federal      Federal law requires a member institution of the Federal
Home Loan Bank        Home Loan Bank (FHLB) System to hold common stock of its
                      district FHLB according to predetermined formulas. No ready market exists for such stock and it has no quoted market value.

Deferred              The costs associated with the Conversion have been
Conversion            deferred and will be deducted from the proceeds of the
Costs                 sale and issuance of the Holding Company's stock.  At
                      March 31, 1997, deferred Conversion costs were $228,765.

Accounting for        Effective April 1, 1996, the Company adopted the
the Impairment of     provisions of SFAS No. 121, "Accounting for the
Long-Lived Assets     Impairment of Long-Lived Assets and for Long-Lived
                      Assets to be Disposed of." SFAS No. 121 establishes new guidelines regarding when impairment losses on long-lived assets, which include premises and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this statement did not have a material effect on the Company's March 31, 1997 combined financial statements.

Mortgage Servicing    Effective April 1, 1996, the Company adopted the
Rights                provisions of SFAS No. 122 "Accounting for Mortgage
                      Servicing Rights."  SFAS No. 122 amends SFAS No. 65,
                      "Accounting for Certain Mortgage Banking Activities."
                      SFAS No. 122 requires a mortgage banking enterprise to recognize as a separate asset, the rights to service mortgage loans regardless of whether the servicing rights are acquired through either purchase or origination. Prior to SFAS No. 122, SFAS No. 65 prohibited the capitalization of mortgage servicing rights except where the rights to service the loans were acquired from another organization. Additionally, the new standard requires impairment analysis of mortgage servicing rights regardless of whether purchased or originated.

                      The Company's mortgage servicing rights represent the unamortized cost of originated contractual rights to service mortgages for others in exchange for a servicing fee. Mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically adjusted for actual and anticipated prepayments of the underlying mortgage loans. The effect of adopting SFAS No. 122 was to increase income before income taxes for the year ended March 31, 1997, by approximately $246,000.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                            Summary of Accounting Policies
==============================================================================

Accounting for        In October 1995, the Financial Accounting Standards
Stock-Based           Board (FASB) issued SFAS No. 123, "Accounting for
Compensation          Stock-Based Compensation," which encourages companies to
                      adopt a new method of accounting to measure the compensation cost of stock-based employee compensation plans based on the fair value of the stock at the date it is granted. This statement became effective for the Company for the fiscal year beginning April 1, 1996.
                      The Company did not have any stock-based compensation plans as of March 31, 1997. However, in the future, such plans may be offered and the provisions of SFAS No.
                      123 would apply.

Accounting for        In June 1996, the FASB issued SFAS No. 125, "Accounting
Transfers and         for Transfer and Servicing of Financial Assets and
Servicing of          Extinguishment of Liabilities," which supersedes SFAS
Financial Assets      No. 122 and establishes new standards that focus on
and Extinguishment    control whereas, after a transfer of financial assets,
of Liabilities        an entity recognizes the financial servicing assets it
                      controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The
                      Company does not expect adoption to have a material effect on its financial statements.

SFAS 127              In December 1996, the FASB issued SFAS 127, "Deferral of
Deferral of the       the Effective Date of Certain Provisions of FASB
Effective Date of     Statement No. 125," which defers for one year the
Certain Provisions    effective date of certain provisions of SFAS 125 that
of FASB Statement     address secured borrowings, collateral for all
No. 125               transactions and transfers of financial assets that are
                      part of repurchase agreements, securities lending and similar transactions. The Company does not expect adoption to have a material effect on its financial statements.

SFAS 128              In February 1997, the FASB issued SFAS 128, "Earnings
Earnings per Share    per Share," which establishes standards for computing
                      and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements ending after December 15, 1997. The Company does not expect adoption to have a material effect on its financial statements.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

1. Investment         The amortized cost and estimated market values of
   Securities         investment securities held- to-maturity and
                      available-for-sale are summarized as follows:

                      HELD-TO-MATURITY
                      ----------------
                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Estimated
March 31, 1997:                       Cost      Gains     Losses Market Value
-----------------------------------------------------------------------------

Farm Credit Bank
 and FHLB bonds                  $ 4,249,375 $     -   $(59,800) $ 4,189,575
SLMA notes                           700,000   1,765          -      701,765
FHLB and FNMA notes                  250,000       -     (4,975)     245,025
                                 -------------------------------------------
                                 $ 5,199,375 $ 1,765   $(64,775) $ 5,136,365
                                 ===========================================

                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Estimated
March 31, 1996:                       Cost      Gains     Losses Market Value
-----------------------------------------------------------------------------

Farm Credit Bank
 and FHLB bonds                  $ 8,297,090 $     -   $(46,245) $ 8,250,845
SLMA notes                           700,000       -       (235)     699,765
FHLB and FNMA notes                1,547,863       -    (19,048)   1,528,815
                                 -------------------------------------------
                                 $10,544,953 $     -   $(65,528) $10,479,425
                                 ===========================================

                                 AVAILABLE-FOR-SALE
                                 ------------------
                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Estimated
March 31, 1996                        Cost      Gains     Losses Market Value
-----------------------------------------------------------------------------

Colonial Government
  Investment Fund
  (126,444 shares)               $ 1,392,196 $     -   $(63,901) $ 1,328,295
                                 -------------------------------------------

                                 $ 1,392,196 $     -   $(63,901) $ 1,328,295
                                 ===========================================

                      The amortized cost and estimated market value of investment securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                                                       HELD-TO-MATURITY
                                                      -------------------
                                                                Estimated
                                                      Amortized    Market
                                                           Cost     Value
                      ---------------------------------------------------

                      Due in one year or less $ 500,000 $ 499,875 Due after one through
                       five years                    4,699,375  4,636,490
                      ---------------------------------------------------
                                                  $  5,199,375 $5,136,365
                      ===================================================

2. Mortgage           The amortized cost and estimated market values of
   Backed             mortgage-backed and related securities held-to-maturity
   Securities         and available-for-sale are summarized as follows:

                      HELD-TO-MATURITY
                      ----------------
                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Estimated
March 31, 1997:                       Cost      Gains     Losses Market Value
-----------------------------------------------------------------------------

FNMA Certificates                 $1,300,481 $  9,483   $(72,764) $1,237,200
Collateralized Mortgage
 Obligations                         432,303       74     (1,033)    431,344
SBA Certificates                      16,443        -       (814)     15,629
GNMA Certificates                    139,515    1,883         (6)    141,392
FHLMC Certificates                   392,001      509    (12,435)    380,075
                                 -------------------------------------------
                                  $2,280,743 $ 11,949   $(87,052) $2,205,640
                                 ===========================================

                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Estimated
March 31, 1996:                       Cost      Gains     Losses Market Value
-----------------------------------------------------------------------------

FNMA Certificates                 $1,472,887 $ 17,263   $(72,190) $1,417,960
Collateralized Mortgage
  Obligations                        488,082    1,504     (1,112)    488,474
SBA Certificates                      37,010        -     (3,145)     33,865
GNMA Certificates                     39,215      762       (907)     39,070
FHLMC Certificates                   450,804    4,456    (12,596)    442,664
                                 -------------------------------------------
                                  $2,487,998 $ 23,985   $(89,950) $2,422,033
                                 ===========================================

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      AVAILABLE-FOR-SALE
                      ------------------
                                                Gross      Gross
                                 Amortized Unrealized Unrealized    Estimated
March 31, 1997:                       Cost      Gains     Losses Market Value
-----------------------------------------------------------------------------

Collateralized Mortgage
 Obligations                    $1,604,249 $       -   $(47,072) $1,557,177
FHLMC Certificates               1,048,995         -     (7,025)  1,041,970
                                -------------------------------------------
                                $2,653,244 $       -   $(54,097) $2,599,147
                                ===========================================

                      The amortized cost and estimated market value of mortgage backed securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   HELD-TO-MATURITY   AVAILABLE-FOR-SALE
                                 -------------------  -------------------
                                           Estimated            Estimated
                                 Amortized    Market  Amortized    Market
                                      Cost     Value       Cost     Value
                      -----------------------------------------------------

Due in one year or less         $    8,581 $    8,140 $        - $        -
Due after one through
 five years                          7,862      7,489          -          -
Due after ten years              2,264,300  2,190,011  2,653,244  2,599,147
                                -------------------------------------------
                                $2,280,743 $2,205,640 $2,653,244 $2,599,147
                                ===========================================

                      Collateralized mortgage obligations at March 31, 1997 and 1996 were collateralized by mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

3. Loans              Loans receivable at March 31 consists of the following:
   Receivable
                                                    1997          1996
                      --------------------------------------------------------

                      Real estate loans:
                       Conventional mortgages:
                        Adjustable rate loans $  42,837,472   $36,166,820
                        Fixed rate loans         33,761,002    25,381,370
                       FHA and VA insured           810,059     1,270,317
                       Construction              11,861,206    13,831,983
                       Agricultural              11,997,828    11,945,067
                       Commercial                 5,392,173     4,036,102

                      Other loans:
                       Agricultural operating     1,029,503       553,983
                       Commercial (non-real
                        estate)                   1,692,030        35,174
                       Loans to depositors,
                         secured by savings         430,950       411,750
                       Other consumer             8,696,912     7,022,726
                      --------------------------------------------------------
                      Total loans receivable    118,509,135   100,655,292

                      Less:
                       Loans in process           4,107,763     5,726,171
                       Unearned loan fees and
                        discounts                   378,849       410,524
                       Allowance for loan losses    974,448       701,343
                      --------------------------------------------------------
                      Loans receivable, net    $113,048,075   $93,817,254


                      Total loans receivable consist of approximately $85,028,000 and $76,050,000 in one-to four-family residential real estate loans at March 31, 1997 and 1996.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      The following summarizes the changes in the allowance for loan losses at March 31:

                                                     1997          1996
                      -----------------------------------------------------

                      Allowance for loan losses,
                       beginning of year         $  701,343    $  554,685
                      Provision for loan losses     309,943       150,000
                      Recoveries                          -             -
                      Charge-offs                   (36,838)       (3,342)
                      ---------------------------------------------------
                      Allowance for loan losses,
                       end of year               $  974,448    $  701,343
                      ===================================================

                      Outstanding commitments of the Bank to originate loans as of March 31, 1997 were as follows:

                                              Fixed   Variable
                                               Rate       Rate       Total
                      -----------------------------------------------------

                      First mortgage
                       loans            $20,380,525 $2,552,050 $22,932,575
                      Other loans           180,886  2,921,500   3,102,386
                     -----------------------------------------------------
                      Outstanding loan
                       commitments      $20,561,411 $5,473,550 $26,034,961

                      Interest rates on fixed rate loan commitments range from 6.17% to 9.50% and are committed through June 25, 1997. Fees received in connection with these outstanding loan commitments are deferred and will be recognized in income over the life of the related loan after funding of the loan. In addition, the Bank had commitments to fund outstanding credit lines of approximately $5,837,000 at March 31, 1997. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      The Bank remains contingently liable for approximately $1,756,000 of loans sold with recourse as of March 31, 1997. Loans serviced for others (including contract collections) are not included in the consolidated statements of financial condition. The unpaid principal balances of these loans at March 31 are as follows:

                                                     1997          1996
                      ----------------------------------------------------

                      Loan portfolios serviced for:
                      FNMA                   $   63,534,868  $ 73,181,444
                      FHLMC                      65,336,568    45,481,134
                      Others                      3,280,310     3,590,255
                      ---------------------------------------------------
                                             $  132,151,746  $122,252,833
                      ===================================================

                      The principal amount of loans subject to delinquent principal or interest, defined as payment being in arrears over three months, totalled approximately $1,125,000 and $692,000 at March 31, 1997 and 1996.

4. Accrued            Accrued interest receivable at March 31 consists of the
   Interest           following:
   Receivable
                                                     1997          1996
                      ----------------------------------------------------

                      Investment securities    $     34,723    $   16,226
                      Mortgage-backed
                       securities                    59,083        76,811
                      Interest bearing deposits           -        21,250
                      Loans receivable              920,042       961,097
                      ---------------------------------------------------
                      Accrued interest
                       receivable              $  1,013,848    $1,075,384
                      ===================================================

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================


5. Premises and       Premises and equipment at March 31 consists of the
   Equipment          following:

                                                     1997          1996
                      ------------------------------------------------------

                      Land, buildings and building
                       improvements            $  4,999,564     $4,747,777
                      Branch premises under
                       development                   45,803              -
                      Furniture, fixtures and
                       equipment                  2,276,235      1,972,543
                      ----------------------------------------------------
                                                  7,321,602      6,720,320
                      Accumulated depreciation   (2,392,947)    (2,040,676)
                      ----------------------------------------------------
                      Premises and equipment,
                       net                     $  4,928,655      $4,679,644
                      =====================================================

6. Deposits           Deposits and the related weighted average interest rates
                      at March 31 consist of the following:

                                                         1997        1996
                      ------------------------------------------------------

                      Deposit accounts:
                       NOW accounts (1.38% and
                        1.48%)                  $ 15,942,961    $14,616,706
                       Passbook accounts
                        (3.03% and 3.29%)         14,163,562     13,860,858
                       Money market accounts
                        (3.03% and 3.03%)          6,968,209      7,167,327
                      -----------------------------------------------------
                                                  37,074,732     35,644,891
                      -----------------------------------------------------

                      Certificates of deposit:
                       3.00% to 3.99%                 996,689     1,705,828
                       4.00% to 4.99%               7,131,625     7,748,142
                       5.00% to 5.99%              42,816,278    33,623,130
                       6.00% to 6.99%              17,082,245    31,263,120
                       7.00% to 7.99%               1,989,661     2,857,858
                       8.00% to 8.99%                  51,315     1,993,442
                       9.00% and over                 453,057       487,658
                      -----------------------------------------------------
                                                   70,520,870    79,679,178
                      -----------------------------------------------------
                      Deposits                   $107,595,602  $115,324,069
                      =====================================================

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      The scheduled maturities of certificates of deposit are as follows:

                      Year ending March 31,                      Amount
                      ----------------------------------------------------

                       1998                                    $53,119,636
                       1999                                     11,139,013
                       2000                                      3,563,250
                       2001                                        840,750
                       2002                                      1,837,360
                       Thereafter                                   20,861
                      ----------------------------------------------------
                       Total                                   $70,520,870
                      ====================================================

                      Interest expense on deposits consists of the following:

                      Year ended March 31,             1997        1996
                      ---------------------------------------------------

                      NOW and money market       $    405,274  $  422,008
                      Passbook savings                413,341     454,056
                      Certificates of deposit       4,020,719   3,916,773
                      ---------------------------------------------------
                      Interest expense           $  4,839,334  $4,792,837
                      ===================================================

                      Certificates of deposit of $100,000 or more totaled approximately $10,097,140 and $12,987,000 at March 31,
                      1997 and 1996, respectively. Deposit balances in excess of $100,000 approximately $8,697,000 and $9,387,000 at
                      March 31, 1997 and 1996, respectively, are not insured by the Federal Deposit Insurance Corporation (FDIC).

                      The deposits of the Bank are insured by the Savings Association Insurance Fund (SAIF), one of two funds administered by the FDIC. The Bank previously paid annual premiums of approximately $.23 per $100 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 was signed, which authorized the FDIC to impose a special assessment on certain deposits held by thrift institutions. This special assessment, which was based on $.657 per $100 of outstanding deposits at March 31, 1995, was intended

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      to recapitalize the SAIF. Accordingly, the Bank recorded a one time pre-tax charge of approximately $584,000 at September 30, 1996, which was paid prior to December 31, 1996. The Bank's annual SAIF premium rates were reduced to $.0648 per $100 of deposits beginning January 1, 1997.

7. Income Taxes       The components of income tax expense are summarized as
                      follows:

                      Year ended March 31,           1997          1996
                      ---------------------------------------------------

                      Current:
                       Federal                 $    232,543     $ 402,000
                       State                         28,061        99,000
                      ---------------------------------------------------
                                                    260,604       501,000
                      ---------------------------------------------------
                      Deferred:
                       Federal                        2,521      (109,000)
                       State                            392       (17,000)
                      ---------------------------------------------------
                                                      2,913      (126,000)
                      ---------------------------------------------------
                      Income tax expense       $    263,517     $ 375,000
                      ===================================================

                      Deferred tax liabilities and assets at March 31 consist of the following:

                                                     1997          1996
                      ---------------------------------------------------

                      Deferred tax liabilities:
                       FHLB stock dividends      $(286,528)     $(259,000)
                       Loan loss reserves         (243,191)             -
                       Depreciation               (121,876)       (46,000)
                       Other                       (37,682)       (88,000)
                      ---------------------------------------------------
                      Total deferred tax
                       liabilities                (689,277)      (393,000)
                      ---------------------------------------------------

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                                                      1997          1996
                      ---------------------------------------------------

                      Deferred tax assets:
                       Unearned loan fees           148,812       161,000
                       Allowance for loan losses    397,233        59,000
                       Deferred compensation         45,319             -
                       Unrealized loss on
                        securities available-
                        for-sale                     21,249       103,000
                      ---------------------------------------------------
                      Total deferred tax assets     612,613       323,000
                      ---------------------------------------------------
                      Net deferred income
                       tax liability              $ (76,664)     $(70,000)
                      ===================================================

                      A reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                             1997                1996
                                       ----------------    ----------------
                                       Amount   Percent    Amount   Percent
                      -----------------------------------------------------
                      Income tax
                       expense at
                       statutory
                       rates         $  310,206  34.0%    $ 327,347  34.0%
                      Increase
                       (decrease)
                       resulting
                       from:
                       State income
                        taxes, net
                        of federal
                        benefit          18,779   2.1        65,340   6.8
                       Prior year
                        over/under
                        accrual         (47,319) (5.2)            -     -
                       Permanent and
                        other
                        differences     (18,149) (2.0)      (17,687) (1.9)
                      ---------------------------------------------------
                                     $  263,517  28.9%     $375,000  38.9%
                      ===================================================

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

8. Equity             The Bank is subject to various regulatory capital
                      requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's combined financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Under regulations of the Office of Thrift Supervision (OTS), the Bank must meet three minimum-capital requirements: a tangible capital requirement equal to not less than 1.5 percent of tangible assets, a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other deferred factors equal to not less than 3 percent of tangible assets; and a risk-based capital requirement equal to at least 8 percent of all risk-weighted assets.

                      At March 31, 1997, the Bank met the regulatory tangible capital, core capital and risk-based capital requirements. At March 31, 1997, the Bank's regulatory tangible capital and core capital were both $11,043,959 or 8.0 percent of tangible assets and risk-based capital was $12,001,959 or 13.6 percent of total risk-weighted assets.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      The following is a reconciliation of equity as reported in accordance with generally accepted accounting principles (GAAP capital) to federal regulatory capital at March 31:

                                 1997                       1996
                     -------------------------- -------------------------
                                           Risk                      Risk
                     Tangible     Core    Based Tangible     Core   Based
                      Capital  Capital  Capital  Capital  Capital Capital
------------------------------------------------------------------------------
                                        (In Thousands)

GAAP capital          $11,011  $11,011  $11,011   $10,356  $10,356 $10,356

Additional capital items:
  Unrealized losses
   as defined              33       33       33          -       -       -
  Allowances for loan
   and lease losses
   as defined               -        -      958          -       -     701
--------------------------------------------------------------------------

Regulatory capital     11,044   11,044   12,002     10,356  10,356  11,057
Minimum capital
 requirement            2,065    4,131    7,063      1,947   3,895   6,254
--------------------------------------------------------------------------
Regulatory capital -
 excess                $8,979    6,913  $ 4,939     $8,409  $6,461  $4,803
==========================================================================

                      As of March 31, 1997 and 1996 the most recent respective notifications from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum ratios of total capital to risk-based assets, core capital to risk-based assets and core capital to adjusted total assets. The Bank's actual and minimum capital requirements (in thousands) to be well capitalized under prompt corrective action provisions are as follows:

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                                                                 Minimum
                                                   Actual      Requirement
                                              --------------  -------------
                                              Amount   Ratio  Amount  Ratio
                      -----------------------------------------------------

                      March 31, 1997
                       Tier 1 Capital
                        (to adjusted total
                         assets)             $11,044   8.0   $6,883   5.0%
                       Tier 1 Capital
                        (to risk-weighted
                         assets)             $11,044  12.5   $5,298   6.0%
                       Total Capital
                        (to risk-weighted
                         assets)             $12,002  13.6   $8,829  10.0%

                      March 31, 1996
                       Tier 1 Capital
                        (to adjusted total
                         assets)             $10,356   8.0   $6,492   5.0%
                       Tier 1 Capital
                        (to risk-weighted
                         assets)             $10,356  13.2   $4,691   6.0%
                       Total Capital
                        (to risk-weighted
                         assets)             $11,057  14.1   $7,818  10.0%
                      ===================================================


9. Related Party      Prior to the Financial Institutions Reform, Recovery and
Transactions          Enforcement Act of 1989 (FIRREA), the Bank's policy
                      allowed all full-time permanent employees with one complete year of service, key officers and directors to receive a first mortgage loan on their primary residence at rates which may be below market. At such time that they cease to be employed by the Bank and are not eligible for retirement (age 55 or older), the loan terms will change to the market interest rate on the date the loan closed.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      Subsequent to FIRREA, preferential terms on key officer and director loans were discontinued. The following schedule summarizes the activity in loans to directors, key officers and employees at March 31:

                                                     1997          1996
                      -----------------------------------------------------

                      Balance, beginning of
                       year                      $1,376,661    $1,464,192
                        Additions                   122,000       545,900
                        Repayments and sales
                         proceeds                  (183,326)     (633,431)
                      ---------------------------------------------------
                      Balance, end of year       $1,315,335    $1,376,661
                      ===================================================

10.  Employee         The Bank established, during 1995, a profit sharing plan
     Benefit          pursuant to Section 401(k) of the Internal Revenue Code,
     Plans            whereby participants may contribute a percentage of
                      compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Bank which amounted to $43,868 and $33,447 for the years ended March 31, 1997 and 1996. In addition, the Bank may make additional contributions at the discretion of the Board of Directors. These additional contributions amounted to $96,395 and 61,770 for the years ended March 31, 1997 and 1996.

                      The Bank plans to establish an Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees, in connection with the Conversion. The ESOP will purchase up to 8% of the Company's common stock issued in the Conversion utilizing the proceeds of a loan from the Company. The loan will be repaid over a period of 10 years and the collateral for the loan will be the common stock purchased by the ESOP.

11.  Retirement Plan  The Bank had a noncontributory pension trust ("the
                      Plan") which was suspended effective January 1, 1995.
                      As a result of the Plan suspension, a net loss of $96,000, resulting from the recognition of previously deferred gains and losses for prior service, was recorded as pension expense for the year ended March 31, 1995.

                      On March 31, 1996, the Bank terminated the Plan. The termination of the Plan required an additional contribution of approximately $130,000 to fund the necessary lump sum distributions as specified in the Plan documents. The Bank satisfied this obligation in September 1996.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

12.  Advances         Advances from FHLB had weighted average interest rates
     from FHLB        at March 31, 1997 and 1996 of 5.87% and 6.10%,
                      respectively. Maturity dates of advances at March 31 were as follows:

                                                      1997          1996
                      -----------------------------------------------------

                      Advances from FHLB due:
                       Less than 1 year          $  9,828,472    $  750,000
                       1 to 2 years                   328,472       328,472
                       2 to 3 years                 1,000,000       578,472
                       3 to 4 years                   497,083             -
                       4 to 5 years                 2,268,056       647,084
                      -----------------------------------------------------
                                                 $ 13,922,083    $2,304,028
                      =====================================================

                      Pursuant to collateral requirements of the FHLB, advances are secured by stock in the FHLB and qualifying first mortgage loans.

13.  Fair Values of   SFAS No. 107, "Disclosures about Fair Value of Financial
     Financial        Instruments," requires disclosure of fair value
     Instruments      information about financial instruments, whether or not
                      recognized on the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented as follows.

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                                   March 31, 1997           March 31, 1996
                               ---------------------     ---------------------
                               Carrying    Estimated     Carrying    Estimated
                                 Amount   Fair Value       Amount   Fair Value
------------------------------------------------------------------------------
Financial assets
 Cash and cash
  equivalents              $  5,302,736 $  5,302,736  $13,580,865  $13,580,865
Investment securities:
 Held-to-maturity             5,199,375    5,136,365   10,544,953   10,479,425
 Available-for-sale                   -            -    1,328,295    1,328,295
Mortgage-backed
 securities:
 Held-to-maturity             2,280,743    2,205,640    2,487,998    2,422,033
 Available-for-sale           2,599,147    2,599,147            -            -
Loans receivable            113,048,075  112,106,875   93,817,254   93,157,000
Stock in FHLB                   945,475      945,475      875,600      875,600
Cash surrender value
 of life insurance
 policies                     1,350,964    1,350,964    1,283,628    1,283,628

Financial liabilities
  Deposits                  107,595,602  108,014,842  115,324,069  116,050,000
  Advances from FHLB         13,922,083   13,786,403    2,304,028    2,201,000


                      The following methods and assumptions were used to estimate the fair value of financial instruments:

                      Cash and cash equivalents - The carrying amount of these items is a reasonable estimate of their fair value.

                      Investment securities and mortgage-backed securities held-to-maturity - The fair value of investment securities is based on quoted market prices or dealer estimates. Estimated fair value for mortgage-backed securities issued by quasi-governmental agencies is based on quoted market prices. The fair value of all other mortgage-backed securities is based on dealer estimates.

                      Loans receivable - For certain homogeneous categories of loans, such as fixed and variable residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loan types is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit

                                                       FirstBank Corp. and
                                                       FirstBank Northwest

                                    Notes to Combined Financial Statements
==============================================================================

                      ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

                      Cash surrender value of life insurance policies - The carrying amount of these policies approximate their fair value.

                      Stock in FHLB - The fair value is based upon the redemption value of the stock which equates to its carrying value.

                      Deposits - The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the estimated future cash flows using the rates currently offered for deposits with similar remaining maturities.

                      Advances from FHLB - The fair value of FHLB advances and other borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Bank for debt with similar remaining maturities.

                      Off-balance sheet instruments - The fair value of a loan commitment is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining length of the commitment period and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their value at year-end are significant to the Company's combined consolidated financial position.

14.  Liquidation      At the time of the Conversion, the Bank will establish a
     Account          liquidation account in an amount equal to its equity as
                      reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date.
                      Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 1997 was approximately
                      $10,818,000.

                      The Bank may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

          Not applicable.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          The Board of Directors of the Company is presently composed of seven members, each of who are elected for a term of three years. The executive officers of the Company and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The following tables sets forth information with respect to the Directors and executive officers of the Company and the Bank at March 31, 1997.

                        Directors of the Company

                         Age at                      Current
                         March 31,     Director      Term
Name                     1997          Since         Expires
----                     ----          -----         -------

William J. Larson         66           1997           1998
Larry K. Moxley           46           1997           1998
James N. Marker           61           1997           1999
Robert S. Coleman, Sr.    69           1997           1999
Clyde E. Conklin          45           1997           2000
W. Dean Jurgens           64           1997           2000
Steve R. Cox              50           1997           2000

                         Directors of the Bank

                         Age at                      Current
                         March 31,     Director      Term
Name                     1997          Since         Expires
----                     ----          -----         -------

Steve R. Cox              50           1986           2000
James N. Marker           61           1974           1999
Robert S. Coleman, Sr.    69           1978           1999
Dr. L. Glen Carlson       73           1977           1998
William J. Larson         66           1973           1998
F. Ron McMurray           56           1986           1999
W. Dean Jurgens           64           1969           2000

                     Executive Officers of the Company and Bank

                   Age at                         Position
                   March 31,    ----------------------------------------------
Name               1997         Company                      Bank
----               ----         -------                      ----

Clyde E. Conklin    45          President and Chief    Chief Executive Officer
                                Executive Officer
Larry K. Moxley     46          Executive Vice Presi-  Chief Financial Officer
                                dent, Chief Finan-     and Secretary/Treasurer
                                cial Officer and
                                Corporate Secretary
Cynthia M. Moore    39          Controller and         Controller
                                Assistant Corporate
                                Secretary
Terence A. Otte     40           --                    Vice President,
                                                       Agricultural and
                                                       Consumer Lending
Donn L. Durgan      42           --                    Vice President,
                                                       Residential Lending
Douglas R. Ax       41           --                    Vice President,
                                                       Commercial Lending

Biographical Information

          Steve R. Cox is the President and a shareholder of Randall, Blake & Cox, P.A., a law firm in Lewiston, Idaho, and is a non-practicing certified public accountant.

          James N. Marker is general manager and part owner of Idaho Truck Sales Co., Inc., a heavy duty truck dealership.

          Robert S. Coleman, Sr., a retired businessman, is the former President and co-owner of Coleman Oil, Co., a petroleum distributor.

          Dr. L. Glen Carlson, a native of the area, is a retired dentist. He developed the Bryden Canyon Center, a complex of medical and dental offices. Dr. Carlson is trustee of family owned farmland at NezPerce, Idaho.

          William J. Larson is a partner in the Quality Inn and Convention Center in Clarkston, Washington and other various real estate development projects. Prior to 1993, he was a partner in Houser & Son, Inc., a livestock and farming operation.

          F. Ron McMurray has been the manager of Inland 465, a warehouse distribution center, since 1994. From 1990 to 1994, Mr. McMurray was the manager of the Port of Lewiston, a municipal corporation. Prior to that time, Mr. McMurray was the owner and operator of Fairley's Flowers, a flower and gift store.

          W. Dean Jurgens is the President and part owner of Jurgens & Co., P.A., certified public accountants.

          Clyde E. Conklin, who joined the Bank in 1987, has served as the Chief Executive Officer of the Bank since February 1996. From September 1994 to February 1996, Mr. Conklin served as Senior Vice President - Lending. In 1993, Mr. Conklin became Vice President - Lending. Prior to that time, Mr. Conklin served as Agricultural Lending Manager.

          Larry K. Moxley, who joined the Bank in 1973, currently serves as Chief Financial Officer of the Bank, which position he has held since February 1996. Mr. Moxley served as Senior Vice President - Finance from 1993 to February 1996 and as Vice President - Finance from 1984 to 1993.

          Terence A. Otte joined the Bank in June 1989 as an Agricultural Loan Officer. From 1991 to 1994, he served as manager of the Bank's Moscow, Idaho branch. In 1994 he became Vice President-Lending and Agricultural Lending Manager and in 1996 became Vice President, Agricultural and Consumer Lending and Compliance Officer.

          Donn L. Durgan, who joined the Bank in February 1996, currently serves as Vice President, Residential Lending. Prior to that time, Mr. Durgan was employed by First Security Bank for 11 years in various positions in commercial and residential real estate lending.

          Douglas R. Ax, who joined the Bank in January 1997, currently serves as Vice President, Commercial Lending. Prior to that time, Mr. Ax was employed by West One Bank (which became U.S. Bank) for over nine years in various positions in commercial lending, most recently as a Vice President and Commercial Loan Officer.

Item 10.    Executive Compensation
----------------------------------

          Summary Compensation Table. The following information is furnished for the Chief Executive Officer of the Bank for the year ended March 31, 1997. No other executive officers of the Bank received salary and bonus in excess of $100,000 during the year ended March 31, 1997.

                          Annual Compensation(1)
             ---------------------------------------------
Name and                                   Other Annual         All Other
Position     Year   Salary($)  Bonus($) Compensation($)(2)  Compensation($)(3)
--------     ----   ---------  -------- ------------------  ------------------
Clyde E.
Conklin      1997   $75,500   $24,842        --                    3,011
Chief
 Executive
 Officer
-------------------
(1) Compensation information for fiscal years ended March 31, 1995 and 1996 has been omitted as the Bank was not a public company nor a subsidiary thereof at such time.
(2) The aggregate amount of perquisites and other personal benefits was less than 10% of the total annual salary and bonus reported.
(3)  Includes employer contribution to 401(k) plan.

          Employment Agreements. In connection with the Conversion, the Company and the Bank (collectively, the "Employers") entered into a three-year employment agreements with Mr. Conklin. Under the agreement the initial salary level for Mr. Conklin is $88,000, which amount will be paid by the Bank and may be increased at the discretion of the Board of Directors or an authorized committee of the Board. On each anniversary of the commencement date of the agreement, the term of the agreement may be extended for an additional year. The agreements are terminable by the Employers at any time, or by Mr. Conklin if he is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain events specified by federal regulations. In the event that Mr. Conklin's employment is terminated without cause or upon the executive's voluntary termination following the occurrence of an event described in the preceding sentence, the Bank would be required to honor the terms of the agreement for a period of one year, including payment of current cash compensation and continuation of employee benefits.

          The employment agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Employers. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, Mr. Conklin is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The term "change in control" is defined in the agreement as having occurred when, among other things, (a) a person other than the Company purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Company approve a merger, consolidation, sale or disposition of all or substantially all of the Company's assets, or a plan of partial or complete liquidation.

          The severance payment from the Employers will equal three times Mr. Conklin's average annual compensation during the five-year period preceding the change in control. Such amount will be paid in a lump sum within ten business days following the termination of employment. Assuming these agreements had been entered into and that a change in control had occurred at March 31, 1997, Mr. Conklin would be entitled to severance payments of approximately $218,000. Section 280G of the Internal Revenue Code of 1986, as amended ("Code"), states that severance payments which equal or exceed three times the base compensation of the individual for the most recently completed five taxable years are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments, and the Employers would not be entitled to deduct the amount of such excess payments.

          The agreement restricts Mr. Conklin's right to compete against the Employers for a period of one year from the date of termination of the agreement if he voluntarily terminates employment, except in the event of a change in control.

          Salary Continuation Agreements. The Bank has entered into salary continuation agreements with Mr. Conklin as an incentive to ensure his continued employment with the Bank and to provide an additional source of retirement income. Under the agreements, Mr. Conklin would receive a lifetime benefit of $4,583 upon retirement at or after attaining age 60. The monthly benefit would be reduced proportionately in accordance with a specified vesting schedule in the event of termination of employment prior to age 60. The agreement also provides for payment of a reduced benefit in the event of disability and a lump sum death benefit in the event of death while employed by the Bank. In the event of a change in control of the Bank, the agreement provides that Mr. Conklin would be entitled to a lump sum payment based on his vested benefit when the change in control occurred. The Bank has purchased life insurance on Messrs. Conklin to informally fund the Bank's obligations under the salary continuation agreement funded by a single premium annuity in 1995.

Directors' Compensation

          Directors currently receive an annual retainer of $10,600. The Chairman of the Board receives an additional $6,000 annually. In December 1996, when the current compensation for directors was established, the Board determined to pay Mr. Larson and Mr. Jurgens, who each previously served as Chairman of the Board, $15,000 and $50,000, respectively. These amounts represent the difference between the $6,000 annual fee currently paid to the Chairman and the $1,000 annual fee previously paid, multiplied by the number of years each person served as Chairman of the Board. In addition, Mr. Cox was awarded an additional $10,000 in recognition of the additional time devoted and responsibility assumed during 1996. Directors' fees will continue to be paid by the Bank and no separate fees will be paid for service on the Board of Directors of the Company. Employee directors of the Bank will receive an annual retainer of $8,480.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners.

               The Company had no shares of common stock outstanding at March 31, 1997.

          (b)  Security Ownership of Management.

               The Company had no shares of common stock outstanding at March 31, 1997.

          (c)  Changes In Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.    Certain Relationships and Related Transactions
----------------------------------------------------------

          Current law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to the Bank's executive officers and directors and at different rates or terms than those offered to the general public and has adopted a policy to this effect. The aggregate amount of loans by the Bank to its executive officers and directors was approximately $164,000 at March 31, 1997. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features when made.

                                     PART IV

Item 13.    Exhibits List and Reports on Form 8-K
-------------------------------------------------

          (a)  Exhibits

               3.1   Articles of Incorporation of the Registrant*
               3.2   Bylaws of the Registrant*
              10.1   Employment Agreement between First Bank NorthWest,
                     FirstBank Corp. and Clyde E. Conklin
              10.2   Salary Continuation Agreement between First Federal Bank
                     of Idaho F.S.B. and Clyde E. Conklin*
              10.3   Salary Continuation Agreement between First Federal Bank
                     of Idaho, F.S.B. and Larry K. Moxley*
              21     Subsidiaries of the Registrant
              23     Consent of Independent Accountants
              27     Financial Data Schedule
___________________
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                 SIGNATURES

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRSTBANK CORP.


Date:  July 14, 1997              By: /s/ Clyde E. Conklin
                                      ---------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer

           Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                      DATE
----------                           -----                      ----

/s/ Clyde E. Conklin          President, Chief                July 14, 1997
---------------------------   Executive Officer and
Clyde E. Conklin              Director (Principal
                              Executive Officer)

/s/ Larry K. Moxley           Chief Financial Officer         July 14, 1997
---------------------------   and Director (Principal
Larry K. Moxley               Financial Officer)


/s/ Cynthia M. Moore          Controller                      July 14, 1997
----------------------------  (Principal Accounting Officer)
Cynthia M. Moore

/s/ William J. Larson         Director                        July 14, 1997
---------------------------
William J. Larson


                              Director                        _______, 1997
---------------------------
Steve R. Cox

/s/ Robert S. Coleman, Sr.    Director                        July 14, 1997
---------------------------
Robert S. Coleman, Sr.


/s/ James N. Marker           Director                        July 14, 1997
---------------------------
James N. Marker


                              Director                        _______, 1997
---------------------------
W. Dean Jurgens

                               Exhibit 10.1
              Employment Agreement between First Bank NorthWest,
                     FirstBank Corp. and Clyde E. Conklin

                           EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of July 1, 1997, by and between FIRSTBANK NORTHWEST (the "Bank"), FIRSTBANK CORP. (the "Company"), a Delaware corporation; and CLYDE E. CONKLIN (the "Executive").

     WHEREAS, the Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Bank on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, Executive agrees to serve as Chief Executive Officer of the Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Bank.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Bank will conduct a formal performance evaluation of Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2.
The Bank shall pay Executive as compensation a salary of $88,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board. In addition to the Base Salary provided in this Section 3(a), the Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Bank.

     (b) The Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Bank, in which Executive is eligible to participate. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement, except as provided under Section 5(e).

     (c) In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

     (d) If Executive serves as a member of the Board or the Board of Directors of the Company (the "Company Board"), the Company or the Bank, as applicable, shall pay Executive, as additional compensation, an amount equal to eighty (80) percent of the fees or retainers received by a nonemployee member of the Board or the Company Board.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) Executive's resignation from the Bank's employ, upon (A) unless consented to by Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Bank, or (D) any breach of this Agreement by the Bank. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a lump sum amount equal to one (1) times the amount of compensation paid by the Bank to Executive during the twelve (12) month period ending on the last day of the month immediately preceding the Date of Termination; provided, however, that if the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payment shall be deferred until such time as the Bank is in capital compliance. For purposes of this Section 4(b), for any determination period, Executive's "compensation" shall equal the sum of (i) amounts paid to Executive as Base Salary and (ii) amounts paid to Executive or accrued on his behalf as a bonus.

     (c) Upon the occurrence of an Event of Termination, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of twelve (12) months following the Date of Termination.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for 25% or more of such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing

25% or more of the combined voting power of the Company's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of Executive's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Bank as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Bank on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Bank or the Company on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section, together with any other payments or benefits received or to be received by Executive in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by Executive.

6.   TERMINATION FOR DISABILITY.

     (a) If Executive shall become disabled as defined in the Bank's then current disability plan (or, if no such plan is then in effect, totally disabled within with respect to the performance of the material duties of his regular occupation, as determined by a physician designated by the Board), the Bank may terminate Executive's employment for "Disability."

     (b) Upon Executive's termination of employment for Disability, the Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly compensation, determined as of
the effective date of such termination.   For purposes of the preceding
sentence of this paragraph, "bi-weekly compensation" shall mean the sum of Executive's Base Salary and bonuses paid or accrued on Executive's behalf during the twelve-month period ending on the last day of the month preceding Executive's termination of employment for Disability divided by twenty-six
(26). These disability payments shall commence on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Bank in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of sixty-five (65); or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to Executive under any plan of the Bank providing disability benefits to Executive.

     (c) The Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Bank, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) Executive's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

     Termination of Executive based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Bank or the Company and other plans to which Executive is a party. Upon the death of Executive during the term of this Agreement, the Bank shall pay to Executive's estate the compensation due to Executive through the last day of the calendar month in which his death occurred.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.

     (a) The Bank may terminate Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.
     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Bank or any predecessor of the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank, the Company and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of Idaho, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under the Company's Certificate of Incorporation and Bylaws.

22.  SUCCESSOR TO THE BANK OR THE COMPANY.

     The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

23.  ADDITIONAL AGREEMENTS

     Upon the termination of Executive's employment with the Bank and the Company (or any successor entity) during the term of this Agreement, Executive shall submit in writing his resignation as a member of the Bank Board, the Company Board or the board of directors of any affiliate of the Bank or the Company if he is then serving in such capacity, with such resignation to be effective as of the date of his termination of employment.

     IN WITNESS WHEREOF, the Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 1st day of July, 1997.

ATTEST:                                FIRSTBANK NORTHWEST

/s/ Larry K. Moxley                    BY: /s/ Steve R. Cox
-----------------------------              ----------------------------------
                                             [SEAL]

ATTEST:                                FIRSTBANK CORP.

/s/ Larry K. Moxley                    BY: /s/ Steve R. Cox
-----------------------------              ----------------------------------
                                             [SEAL]

WITNESS:

/s/ Deby L. Lutes                      /s/ Clyde E. Conklin
-----------------------------          --------------------------------------
                                       Clyde E. Conklin

                                   Exhibit 21
                         Subsidiaries of the Registrant

Parent
------

FirstBank Corp.

                                    Percentage          Jurisdiction or
Subsidiaries (1)                    of Ownership        State of Incorporation
----------------                    ------------        ----------------------

FirstBank Northwest                     100%                 United States

Tri-star Financial Corporation          100%                 Idaho

-----------------
(1) These subsidiaries were acquired by the parent effective July 1, 1997. The operations of the Registrants's subsidiaries are included in the Registrant's combined financial statements.

                               Exhibit 23

                     Consent of Independent Auditors

            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
            ---------------------------------------------------

FirstBank Corp. and FirstBank Northwest
Lewiston, ID

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of FirstBank Corp. of our report dated May 19, 1997, except for Note 14 and the first paragraph of the Summary of Accounting Policies which are as of July 1, 1997, relating to the combined financial statements of FirstBank Corp. and FirstBank Northwest appearing in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

     We also consent to the reference to us under the caption "Experts" in the Prospectus.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
July 11, 1997
Spokane, Washington