Form 10QSB
period 1997-06-30
FIRSTBANK CORP/ID
filed 1997-08-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

(Mark One)

  (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended             June 30, 1997          .
                                     -----------------------------------

  ( ) Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to ________________

                  Commission file number        0-22435
                                                -------
                              FIRSTBANK CORP.
                              ---------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                   84-1389562
  (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

                     920 Main Street, Lewiston, ID  83501
                     ------------------------------------
                    Address of Principal Executive Offices

                            (208) 746-9610
                            --------------
            (Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (X) Yes                  ( ) No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      ( ) Yes                  ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                1,983,750 shares outstanding on June 30, 1997

Transitional Small Business Disclosure Format (check one):

      ( ) Yes                 (X) No

10-QSB
                                              June 30,       March 31,
BALANCE SHEET                                   1997           1997
Assets                                        --------        --------
Cash and cash equivalents
  Non-interest bearing deposits              5,488,548       3,883,176
  Federal funds sold                           114,456       1,419,560
                                              --------        --------
Total cash and cash equivalents              5,603,004       5,302,736

Investment securities
  Held-to-maturity                           5,199,375       5,199,375
Mortgage-backed securities
  Held-to-maturity                           2,222,896       2,280,743
  Available for sale                         4,899,417       2,599,147
Loans receivable, net                      125,427,436     113,048,075
Accrued interest receivable                  1,461,265       1,013,848
Real estate owned                              381,248         234,366
Stock in FHLB, at cost                       1,456,975         945,475
Premises and equipment, net                  5,123,678       4,928,655
Cash surrender value of life insurance       1,368,601       1,350,964
Morgage servicing assets                       257,974         242,462
Other assets                                   741,591         505,864
                                           -----------     -----------
TOTAL ASSETS                               154,143,460     137,651,710
                                           ===========     ===========


                                               June 30,      March 31,
Liabilities and Equity                           1997           1997
Liabilities:                                  --------        --------
  Bank overdrafts                            1,209,713       2,112,629
  Deposits                                 112,177,979     107,595,602
  Accrued interest on deposits                  21,380          24,267
  Advances from borrowers for taxes and
    insurance                                1,066,089       1,558,438
  Income taxes payable                         176,306         116,921
  Advances from FHLB                        27,618,611      13,922,083
  Deferred federal and state income taxes       77,979          76,664
  Accrued expenses and other liabilitie        518,033       1,233,995
                                           -----------     -----------
Total Liabilities                          142,866,090     126,640,599


Equity:
  Retained earnings, substantially
    restricted                              11,269,418      11,043,959
  Unrealized gain (loss) on securities
     available-for-sale, net of tax              7,952         (32,848)
                                           -----------     -----------
Total Equity                                11,277,370      11,011,111
                                           -----------     -----------
TOTAL LIABILITIES AND EQUITY               154,143,460     137,651,710
                                           ===========     ===========

                                           Three-Months Ended June 30,
INCOME STATEMENT                                1997            1996
Interest income:                              --------        --------
  Loans receivable                           2,665,741       2,206,191
  Mortgage-backed securities                    97,154          34,797
  Investment securities                         71,826         200,586
  Other interest earning assets                 63,572         104,786
                                              --------        --------
Total interest income                        2,898,293       2,546,360

Interest expense:
  Deposits                                   1,170,111       1,313,591
  Advances for FHLB                            331,530          43,323
                                              --------        --------
Total interest expense                       1,501,641       1,356,914
                                              --------        --------
Net interest income                          1,396,652       1,189,446
Provision for loan losses                       18,000          28,000
Net interest income after provision           --------        --------
   for loan losses                           1,378,652       1,161,446

Non-interest income:
  Gain on sale of loans                        180,231         367,288
  Service fees and charges                     257,278         209,310
  Commissions and other                         26,374           1,200
                                              --------        --------
Total non-interest income                      463,883         577,798

Non-interest expense:
  Compensation and related benefits            826,256         781,059
  Occupancy                                    178,229         167,474
  Other                                        477,112         421,917
                                              --------        --------
Total non-interest expense                   1,481,597       1,370,450
                                              --------        --------
Income before income tax expense               360,938         368,794
Income tax expense                             135,479         152,667
                                              --------        --------
NET INCOME                                     225,459         216,127
                                              ========        ========

                                           Three months ended June 30,
Statement's of Cash Flows                       1997            1996
Cash flows from operating activities:         --------        --------
  Net income                                   225,459         216,127
  Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation                            124,127          87,201
       Provision for loan losses                18,000          28,080
       FHLB stock dividends                    (21,500)        (17,375)
       Loss on sale of investment securities
          available-for-sale                         0          89,789
       Other (gains) losses, net                 1,133           1,815
       Deffered income taxes                   (25,278)         75,000
  Changes in assets and liabilities:
        Accured interest receivable and
          other assets                        (697,903)       (465,825)
       Income taxes payable                     59,385          85,483
       Accrued expenses and other liabilities (746,697)       (267,147)
                                              --------        --------
Net cash used in operating activities       (1,063,274)       (166,852)

Cash flows from investing activities:
  Purchase of mortgage-backed securities
       available-for-sale                   (2,509,870)              0
Proceeds from maturities of mortgage-backed
       securities held-to-maturity             304,259          97,552
Decrease in loans receivable from loans sold 9,679,972      16,594,000
Other net change in loans receivable       (22,272,082)    (24,509,937)
Purchase of FHLB stock                        (490,000)              0
Purchases of premises and equipment           (288,569)        (76,505)
Net increase in cash surrender value of life
     insurance policies                        (17,637)        (16,418)
Proceeds from real estate owned                 49,000          76,163
Purchase of investment securities held-to-
     maturity                                        0      (5,451,825)
Proceeds from sale of investment securities
     held-to-maturity                                0       1,302,406
Proceeds from maturities of investment
       securities held-to-maturity                   0       3,600,000
                                              --------        --------
Net cash used in investing activities      (15,544,927)     (8,384,564)

Cash flows from financing activities:
Net increase (decrease) in deposits          4,582,377      (3,041,862)
Bank overdrafts                               (902,916)        726,263
Advances from borrowers for taxes
  and insurance                               (492,349)       (437,636)
Advances from FHLB                          75,709,027       8,336,500
Payments on advances from FHLB             (62,012,499)     (6,694,834)
                                              --------        --------
Net cash provided by (used in)
  financing activities                      16,883,640      (1,111,569)
                                              --------        --------
Net increase (decrease) in cash and cash
     equivalents                               275,439      (9,662,985)
Cash and cash equivalents, beginning of      5,302,736      13,580,865
                                              --------        --------
Cash and cash equivalents, end of period     5,603,004       3,918,552
                                             =========       =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                           1,504,528       1,366,920
          Income taxes                         101,000           5,000

Noncash investing and financing activities:
  Unrealized (gain) loss on securities
    available-for-sale, net of tax             (67,393)         36,669
  Loans receivable charged to the allowance
    for loan losses                                994             603
  Transfer from loans converted to real
    estate acquired through foreclosure        194,749               0

                  FIRSTBANK CORP. AND FIRSTBANK NORTHWEST
              NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited combined financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three-months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998.

The unaudited combined financial statements include the accounts of FirstBank Corp. (the "Company") and FirstBank Northwest (the "Savings Bank") and it's wholly-owned subsidiary, TriStar Financial Corporation for the three-months ended June 30, 1997. The combined financial statements for the periods prior to June 30, 1997 include only the accounts of the Savings Bank and its subsidiary. All significant intercompany accounts and transactions have been eliminated in combination.

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS No. 122 and establishes new standards that focus on control whereas, after a transfer of financial assets, an entity recognizes the financial servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996.

In December 1996, the FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions of SFAS 125 that address secured borrowings, collateral for all transactions and transfers of financial assets that are part of repurchase agreements, securities lending and similar transactions. The Company does not expect the adoption of SFAS No. 125 and SFAS No. 127 to have a material effect on its financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements ending after December 15, 1997. The Company does not expect adoption to have a material effect on its financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and requires the presentation of a reconciliation for net income to the change in equity of the business during the year arising due to transactions from nonowner sources. This statement is effective for financial statements beginning after December 15, 1997. The Company does not expect adoption to have a material effect on its financial statements.

(2)  CONVERSION TO STOCK OWNERSHIP

On January 8, 1997 the Board of Directors of the Savings Bank unanimously adopted a Plan of Conversion pursuant to which the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, with the concurrent formation of the Company. The Company, on July 1, 1997, sold 1,983,750 shares of common stock at $10.00 per share to depositors, borrowers and employees of the Savings Bank in a subscription offering.

(3)  EARNINGS PER SHARE

No shares were outstanding as of June 30, 1997 and June 30, 1996, therefore earnings per share have not been presented.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL
-------
On July 1, 1997, FirstBank Northwest converted from a mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock at $10.00 per share in conjunction with a subscription offering to the Savings Bank's Employee Stock Ownership Plan (ESOP) and eligible account holders.

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations.

FINANCIAL CONDITION
-------------------
Assets increased from 137.7 million at March 31, 1997 to 154.1 million at June 30, 1997. Mortgage-backed securities available- for-sale increased from $2.6 million at March 31, 1997 to $4.9 million at June 30, 1997. Loans receivable, increased from $113.0 million at March 31, 1997 to $125.4 million due at June 30, 1997 as a result of increased commercial and residential real estate lending. The increase in mortgage-backed securities available-for-sale and loans receivable were attributable to the anticipated proceeds to be received from the company's stock offering and were funded primarily through Federal Home Loan Bank of Seattle (FHLB) advances. Accrued interest receivable increased because of the larger asset base in securities and loans. Real estate owned increased due to the repossession of one property. Deposits increased from $107.6 million at March 31, 1997 to $112.2 million at June 30, 1997. The increase was primarily due to the receipt of stock subscriptions in connection with the Company's stock offering which was completed on July 1, 1997. Accrued expenses and other liabilities decreased from $1,233,000 at March 31, 1997 to $518,000 at June 30, 1997. The primary reason for the decrease was timing of investor mortgage loan payoffs. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $1,125,000 at March 31, 1997 to $1,065,000 at June 30, 1997.

RESULTS OF OPERATIONS
---------------------
Net earnings increased from $216,000 for the three months ended June 30, 1996 to $225,000 for the three months ended June 30, 1997.

NET INTEREST INCOME
-------------------
Net interest income increased from $1,189,000 for the three months ended June 30, 1996 to $1,397,000 for the three months ended June 30, 1997. Total interest income increased from $2,546,000 for the three months ended June 30, 1996 to $2,898,000 for three months ended June 30, 1997. The increase in interest income stemmed from an increase in average earning assets and higher yields on those assets. The weighted average yield on the loan portfolio was 8.91% as of June 30, 1997, whereas the weighted yield average at June 30, 1996 was 8.80%. Interest income from investment securities decreased from $201,000 for the three months ended June 30, 1996 to $72,000 for the three months ended June 30, 1997. The decrease is primarily due to a decrease in average balances outstanding. Interest income from mortgage-backed securities increased from $35,000 for the three months ended June 30, 1996 to $97,000 for the three months ended June 30, 1997. The increase was due primarily to the purchase of approximately $5 million in mortgage-backed securities available-for-sale with higher yields. Interest expense increased from $1,357,000 for the three months ended June 30, 1996 to $1,502,000 for the same time period in 1997. The increase in interest expense is due primarily to higher average deposit balances and an increase in FHLB advances. The weighted average rate on deposits for the three months ended June 30, 1997 was 4.25%, whereas the weighted average rate on deposits as of June 30, 1996 was 4.66%.

PROVISION FOR LOAN LOSSES
-------------------------
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from $28,000 for the three months ended June 30, 1996 to $18,000 for the three months ended June 30, 1997.

NON-INTEREST INCOME
-------------------
Non-interest income decreased from $578,000 for the three months ended June 30, 1996 to $464,000 for the three months ended June 30, 1997. The primary reason was due to a decrease in gain or sale of loans as loans sold decreased from $16.6 million for the three months ended June 30, 1996 to $9.7 million for the three months ended June 30, 1997.

NON-INTEREST EXPENSE
--------------------
Non-interest expense increased from $1,370,000 for the three months ended June 30, 1996 to $1,482,000 for the three months ended June 30, 1997. The increase is primarily due to an increase in compensation and related expenses from the addition of personnel for expanding loan products and one time cost for the Bank's name change.

INCOME TAXES
------------
Income taxes decreased from $153,000 for the three months ended June 30, 1996 to $135,000 for the same time period in 1997. The decrease was primarily due to a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, sale of loans and net income. The Savings Bank has an agreement with FHLB to provide cash advances, should the need for additional funds be required. Advances totaled $27.6 million at June 30, 1997. In addition, the Company had $4.9 million of securities available for sale at June 30, 1997. The Savings Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet or exceed the Bank's liquidity needs for the remainder of fiscal 1997.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 7.13% at June 30, 1997.

Commitments to originate adjustable-rate mortgage loans at June 30, 1997 were approximately $2.3. Commitments to originate fixed-rate mortgage loans at June 30, 1997 were approximately $18.8 million. Commitments to fund outstanding credit lines at June 30, 1997 were approximately $7.3 million.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at June 30, 1997:

                                                            Percent of Adjusted
                                                   Amount          Total Assets
                                                         (Unaudited)
                                                     (Dollars in Thousands)
                                                   ------              ------
Tangible capital                                  $11,270               7.31%
Tangible capital requirement                       $2,313               1.50%
                                                   --------------------------
Excess                                             $8,957               5.81%

Core capital                                      $11,270               7.31%
Core capital requirement                           $4,627               3.00%
                                                   --------------------------
Excess                                             $6,643               4.31%

Risk-based capital                                $12,261              13.39%
Risk-based capital requirement                     $7,328               8.00%
                                                   --------------------------
Excess                                             $4,933               5.39%

                                  FIRSTBANK CORP.

                    PART II  -  Other Information

Item 1 - Legal Proceeding

     There are no material legal proceedings to which the Company or the Savings Bank is a party or of which any of their property is subject. From time to time, the Savings Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits:  none
     (b) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRSTBANK CORP.


DATED: August 14, 1997            BY:/s/CLYDE E. CONKLIN
      ----------------               -------------------
                                        Clyde E. Conklin
                                        President and Chief Executive Officer

                                  BY:/s/LARRY K. MOXLEY
                                     ------------------
                                        Larry K. Moxley
                                        Secretary and Chief Financial Officer