Form 10QSB
period 1997-09-30
FIRSTBANK CORP/ID
filed 1997-11-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 .


   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM _______________ TO ________________

                         COMMISSION FILE NUMBER 0-22435

                                 FIRSTBANK CORP.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     84-1389562
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
                       920 MAIN STREET, LEWISTON, ID 83501

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

                                 (208) 746-9610

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

      [X] Yes                  [ ] No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      [ ] Yes                  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common Stock    1,983,750 shares outstanding on September 30, 1997

Transitional Small Business Disclosure Format (check one):

      [ ] Yes                 [X] No

                                 FIRSTBANK CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item  1. Financial Statements                                             Page

         Consolidated Statements of Financial Condition
         As of September 30,1997 and March 31, 1997                     1 - 2

         Consolidated Statements of Operations (For the three
         months and six months ended September 30, 1997 and 1996)           3

         Consolidated Statements of Cash Flows ( For the six months
         ended September 30, 1997 and 1996)                                 4

         Notes to Consolidated Financial Statements                     5 - 6


Item  2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7 - 10


PART II. OTHER INFORMATION

Item  1. Legal Proceedings                                                 11

Item  2. Changes in Securities                                             11

Item  3. Defaults Upon Senior Securities                                   11

Item  4. Submission of Matters to a Vote of Security Holders               11

Item  5. Other Information                                                 11

Item  6. Exhibits and Reports on Form 8-K                                  11

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        FirstBank Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                  September 30,    March 31,
                                                       1997         1997
                                                  ------------   ------------
                                                  (Unaudited)
ASSETS
Cash and cash equivalents
  Non-interest bearing deposits                   $  5,106,569   $  3,883,176
  Interest bearing deposits                          8,260,714              0
  Federal funds sold                                 1,302,569      1,419,560
                                                  ------------   ------------
Total cash and cash equivalents                     14,669,852      5,302,736

Investment securities
  Held-to-maturity                                   5,450,725      5,199,375
  Available for sale                                   956,550              0
Mortgage-backed securities
  Held-to-maturity                                   3,605,976      2,280,743
  Available for sale                                 9,041,103      2,599,147
Loans receivable, net                              133,079,912    113,048,075
Accrued interest receivable                          1,770,425      1,013,848
Real estate owned                                      266,207        234,366
Stock in FHLB, at cost                               2,018,675        945,475
Premises and equipment, net                          5,099,178      4,928,655
Cash surrender value of life insurance policies      1,365,509      1,350,964
Mortgage servicing assets                              288,501        242,462
Other assets                                           257,144        505,864
                                                  ------------   ------------
TOTAL ASSETS                                      $177,869,757   $137,651,710
                                                  ============   ============



LIABILITIES AND STOCKHOLDERS' EQUITY                                  September 30,       March 31,
                                                                          1997              1997
                                                                      -------------    -------------
Liabilities:
Bank overdrafts                                                           2,162,168        2,112,629
Deposits                                                                108,500,217      107,595,602
Accrued interest on deposits                                                 24,965           24,267
Advances from borrowers for taxes and insurance                           1,632,867        1,558,438
Income taxes payable                                                        140,089          116,921
Advances from FHLB                                                       35,139,579       13,922,083
Deferred federal and state income taxes                                     121,845           76,664
Accrued expenses and other liabilities                                      926,659        1,233,995
                                                                      -------------    -------------
Total Liabilities                                                       148,648,389      126,640,599
                                                                      -------------    -------------

Stockholders' Equity:
Preferred stock, $.01 par value,  500,000 shares
 authorized; 0 shares issued or outstanding                                       0                0
Common stock, $.01 par value,  5,000,000 shares
 authorized; 1,983,750 and 0 shares issued and outstanding                   19,838                0

Additional paid-in-capital                                               18,949,856                0
Retained earnings, substantially restricted                              11,750,734       11,043,959
Unearned ESOP shares                                                     (1,548,390)               0
Unrealized gain (loss) on securities available-for-sale, net of tax          49,330          (32,848)
                                                                      -------------    -------------
Total Stockholders' Equity                                               29,221,368       11,011,111
                                                                      -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY EQUITY                     $ 177,869,757    $ 137,651,710
                                                                      =============    =============

See accompanying notes to consolidated financial statements


                                                                                                   2

                        FirstBank Corp. and Subsidiaries
                      Consolidated Statements of Operations


                                                     Three-Months Ended Sept 30,    Six-Months Ended Sept 30,
                                                                            (Unaudited)
                                                          1997           1996           1997           1996
                                                      -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                                    $ 2,921,401    $ 2,306,681    $ 5,587,142    $ 4,512,872
  Mortgage-backed securities                              122,633         33,466        219,787         68,263
  Investment securities                                   111,674        163,307        183,500        363,893
  Other interest earning assets                           312,071         50,301        375,643        155,087
                                                      -----------    -----------    -----------    -----------
Total interest income                                   3,467,779      2,553,755      6,366,072      5,100,115

Interest expense:
  Deposits                                              1,133,521      1,219,552      2,303,632      2,533,143
  Advances for FHLB                                       524,007        122,900        855,537        166,223
                                                      -----------    -----------    -----------    -----------
Total interest expense                                  1,657,528      1,342,452      3,159,169      2,699,366
                                                      -----------    -----------    -----------    -----------

Net interest income                                     1,810,251      1,211,303      3,206,903      2,400,749
Provision for loan losses                                  50,000         28,080         68,000         56,080
                                                      -----------    -----------    -----------    -----------
Net interest income after provision for loan losses     1,760,251      1,183,223      3,138,903      2,344,669

Non-interest income:
  Gain on sale of loans                                   222,637        352,914        402,868        720,202
  Service fees and charges                                274,543        229,382        531,821        438,692
  Commissions and other                                    41,090         13,428         67,464         14,628
                                                      -----------    -----------    -----------    -----------
Total non-interest income                                 538,270        595,724      1,002,153      1,173,522

Non-interest expense:
  Compensation and related benefits                       906,615        800,699      1,732,871      1,581,758
  Occupancy                                               200,481        177,392        378,710        344,866
  Other                                                   417,401        933,374        894,513      1,355,291
                                                      -----------    -----------    -----------    -----------
Total non-interest expense                              1,524,497      1,911,465      3,006,094      3,281,915
                                                      -----------    -----------    -----------    -----------

Income (loss) before income tax (expense) benefit         774,024       (132,518)     1,134,962        236,276
Income tax (expense) benefit                             (292,705)        57,889       (428,184)       (94,778)
                                                      -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                     $   481,319   ($    74,629)   $   706,778    $   141,498
                                                      ===========    ===========    ===========    ===========
Earnings per common share (Note 3):
Net income per share                                  $      0.26            N/A    $      0.39            N/A
                                                      ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements


                                                                                                             3

                        FirstBank Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Six months ended Sept 30,
                                                                                          (Unaudited)
                                                                                        1997           1996
                                                                                 -------------     ------------
Cash flows from operating activities:
Net income                                                                       $     706,778    $     141,498
Adjustments to  reconcile  net  income  to  net  cash  provided  by  operating activities:

   Depreciation                                                                        322,082          161,810
   Provision for loan losses                                                            68,000           56,080
   FHLB stock dividends                                                                (58,500)         (35,175)
   ESOP compensation expense                                                           (66,641)               0
   Loss on sale of investment securities; available-for-sale                                 0           89,789
   Other (gains) losses, net                                                            10,498           (1,815)
   Deferred income taxes                                                                (7,980)          91,333
Changes in assets and liabilities:
   Accrued interest receivable and other assets                                       (550,599)        (496,346)
   Accrued expenses and other liabilities                                             (283,473)         552,862
                                                                                 -------------     ------------
Net cash provided by operating activities                                              273,447          560,036
                                                                                 -------------     ------------
Cash flows from investing activities:
Purchase of mortgage-backed securities; available-for-sale                          (8,327,422)               0
Proceeds from maturities of mortgage-backed securities; held-to-maturity               620,055          172,640
Decrease in loans receivable from loans sold                                        14,481,543       17,825,000
Other net change in loans receivable                                               (34,776,129)     (30,144,809)
Purchase of FHLB stock                                                              (1,014,700)               0
Purchases of premises and equipment                                                   (371,988)        (180,953)
Net increase in cash surrender value of life insurance policies                        (14,545)         (27,659)
Proceeds from real estate owned                                                        149,113           78,729
Purchase of investment securities; available for sale                               (3,503,000)               0
Purchase of investment securities; held-to-maturity                                          0       (8,404,644)
Proceeds from maturities of investment securities; held-to-maturity                  2,250,000       10,404,410
Proceeds from sale of investment securities; held-to-maturity                                0        1,302,406
                                                                                 -------------     ------------
Net cash used in investing activities                                              (30,507,073)      (8,974,880)
                                                                                 -------------     ------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                              17,354,663                0
Net increase (decrease) in deposits                                                    904,615      (10,094,406)
Bank overdrafts                                                                         49,539        1,286,407
Advances from borrowers for taxes and insurance                                         74,429          269,862
Advances from FHLB                                                                 149,372,915       36,386,500
Payments on advances from FHLB                                                    (128,155,419)     (28,311,500)
                                                                                 -------------     ------------
Net cash provided by (used in) financing activities                                 39,660,742         (463,137)
                                                                                 -------------     ------------

Net increase (decrease) in cash and cash equivalents                                 9,367,116       (8,877,981)
                                                                                 -------------     ------------
Cash and cash equivalents, beginning of period                                       5,302,736       13,580,865
                                                                                 -------------     ------------
Cash and cash equivalents, end of period                                         $  14,669,852    $   4,702,884
                                                                                 =============    =============
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                    $   3,159,867    $   2,689,110
     Income taxes                                                                $     218,412    $       5,000
Noncash investing and financing activities:
     Unrealized (gain) loss on securities; available-for-sale, net of tax        $    (117,501)   $      36,669
     Loans receivable charged to the allowance for loan losses                   $      17,775    $      14,445
     Transfer from loans converted to real estate acquired through foreclosure   $     194,749    $     127,762

See accompanying notes to consolidated financial statements
                                                                                                              4

                        FIRSTBANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the combined financial statements and related notes included the Company's Form 10-KSB for the year ended March 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three-months and six-months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998.

The unaudited consolidated financial statements of FirstBank Corp. ("the Company") include the accounts of its wholly-owned subsidiary, FirstBank
Northwest  (the  "Savings  Bank")  and  it's  wholly-owned  subsidiary,  TriStar
Financial Corporation for the three-months and six-months ended September 30, 1997. The financial statements for the periods prior to June 30, 1997 include only the accounts of the Savings Bank and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In February 1997, the FASB issued SFAS No. 129. "Disclosure of Information about Capital Structure" which clarifies disclosure rules about such items as rights and privileges of debt and equity securities, dividend and liquidation preferences, participation rights and call prices. It also demands that liquidation preferences be shown on the face of the balance sheet. This statement is effective for financial statements ending after December 31, 1997. The Company does not expect adoption to have a material effect on its financial statements.

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

(2)  CONVERSION TO STOCK OWNERSHIP

On January 8, 1997 the Board of Directors of the Savings Bank unanimously adopted a Plan of Conversion pursuant to which the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, with the concurrent formation of the Company. The Company, on July 1, 1997, sold 1,983,750 shares of common stock at $10.00 per share to depositors, borrowers and employees of the Savings Bank and an internally leveraged employee stock ownership plan in a subscription offering. From the proceeds, $19,838 was allocated to common stock based on a par value of $.01 per share and $18,921,825, which is net of conversion costs of $895,837, was allocated to additional paid in capital.

(3)  EARNINGS PER SHARE

Earnings per common share were computed by the weighted number of common shares outstanding, which was 1,825,050 at September 30, 1997. Only ESOP shares allocated and committed to be released are considered outstanding for purposes of computing earnings per common share. No shares were outstanding prior to July 1, 1997, therefore earnings per common share for those periods have not been presented.

(4)  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

During 1997 the Company established a tax-qualified internally leveraged ESOP. The ESOP covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock company, the ESOP purchased 158,700 shares of the Company's common stock at a price of $10.00 per share using funds loaned by the Company. All ESOP shares are held in a suspense account and are allocated among the participants on a pro rata basis as the loan is repaid. Currently this receivable from the ESOP is scheduled to be repaid with level principal and interest payments over 15 years with no penalty for prepayment. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.

The sale of the shares to the ESOP was recorded by the Company as unearned ESOP shares, a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and a corresponding charge to compensation expense equal to the fair market value of the shares committed to be released is recorded. Upon committing these share to be released, they become outstanding for purposes of earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as compensation expense. Compensation expense related to the ESOP was $66,641 for the six months ended September 30, 1997. The ESOP shares as of September 30, 1997 were as follows:

                 Allocated Shares                           0
                 Shares Committed to be released        3,861
                 Unreleased Shares                    154,839

                 Total ESOP Shares                    157,800

                 Fair value of unreleased shares   $2,632,263

(5) DIVIDEND

On October 16, the Board of Directors declared a cash dividend of $.07 per common share to shareholders of record as of November 13, 1997. The dividend will be paid on November 26, 1997.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 1997.

GENERAL

On July 1, 1997, FirstBank Northwest converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock at $10.00 per share in conjunction with a subscription offering to the Savings Bank's Employee Stock Ownership Plan (ESOP) and eligible account holders. The net proceeds were approximately $18,921,825. The company used approximately $9,470,000 of the net proceeds to purchase all the capital stock of the Savings Bank. In addition, $1,587,000 was loaned to the ESOP for the purchase of 158,700 shares in the offering.

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial
Conditions and Results of Operation relates to the Savings Bank and its operations. During the quarter the Bank opened up a small retail branch in Clarkston, Washington. The Bank now has offices in Idaho and Washington.

During the quarter a VISA credit card program was started. FirstBank is performing the credit underwriting on the credit cards and retaining the credit. A Debit Card program will be implemented during the next quarter. A new 24 hour banking telephone is being installed and should be available for customer to use in the next quarter. The 24 hour banking system lets customers examine and transfer monies between their accounts any time of the day.

FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND MARCH 31, 1997

Assets increased from $137.7 million at March 31, 1997 to $177.9 million at September 30, 1997. Cash and cash equivalents increased from $5.3 million at March 31, 1997 to $14.7 million at September 30, 1997. Mortgage-backed securities available-for-sale increased from $2.6 million at March 31, 1997 to $9.0 million at September 30, 1997. Loans receivable, increased from $113.0 million at March 31, 1997 to $133.1 million at September 30, 1997 as a result of increased commercial lending of $9.0 million , consumer lending of $6.0 million and $4.0 million in residential real estate lending. The increases in cash and cash equivalents, mortgage-backed securities available-for-sale, and loans receivable were attributable to the proceeds received from the company's stock offering and from Federal Home Loan Bank of Seattle (FHLB) advances which increased from $13.9 million at March 31, 1997 to $35.1 million at September 30, 1997. Accrued interest receivable increased $1.0 million at March 31, 1997 to $1.8 million at September 30, 1997 due to a higher average asset base in securities and loans. Deposits increased from $107.6 million at March 31, 1997 to $108.5 million at September 30, 1997. Activity within deposit balances includes a decrease of approximately $5.6 million used to fund purchases of stock. The increase in deposits is primarily due to the Savings Bank benefiting from funds deposited by the customers of the local institutions, following larger bank mergers, who become frustrated due to higher fees and less personalized service. Accrued expenses and other liabilities decreased from $1.2 million at March 31, 1997 to $1.0 million at September 30, 1997. The primary reason for the decrease was timing of investor mortgage loan payoffs. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $1.1 million at March 31, 1997 to $1.0 million at September 30, 1997.

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 1997

Net earnings increased from a net loss of $75,000 for the three months ended September 30, 1996 to net income $481,000 for the three months ended September 30, 1997. The results for the three months ended September 30, 1996 reflect the payment of an industry-wide, one time special assessment to recapitalize the Savings Association Insurance Fund (SAIF). The Savings Bank's portion of the assessment was $584,000.

Net interest income increased from $1.2 million for the three months ended September 30, 1996 to $1.8 million for the three months ended September 30, 1997. Total interest income increased from $2.6 million for the three months ended September 30, 1996 to $3.5 million for three months ended September 30, 1997. The increase in interest income stemmed from an increase in average earning assets and higher yields on those assets. The weighted average yield on the loan portfolio was 8.97% as of September 30, 1997, whereas the weighted yield average at September 30, 1996 was 8.84%. Interest income from investment securities decreased from $163,000 for the three months ended September 30, 1996 to $112,000 for the three months ended September 30, 1997. The decrease is primarily due to a decrease in average balances outstanding. Interest income from mortgage-backed securities increased from $34,000 for the three months ended September 30, 1996 to $121,000 for the three months ended September 30, 1997. The increase was due primarily to the purchase of approximately $6.4 million in mortgage-backed securities available-for-sale with higher yields. Interest expense increased from $1.3 million for the three months ended
September 30, 1996 to $1.7 million for the same time period in 1997. The increase in interest expense is due primarily to higher average deposit balances and an increase in FHLB advances. The weighted average rate on deposits for the three months ended September 30, 1997 was 4.26%, whereas the weighted average rate on deposits as of September 30, 1996 was 4.54%. The weighted average rate on FHLB advances for the three months ended September 30, 1997 was 7.07%, whereas the weighted average rate on FHLB advances as of September 30, 1996 was 6.01%.

A one time increase in income was realized in the quarter ending September 30, 1997. Said increase of $41,000 is attributable to the spread on the money which was held for the conversion.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $28,000 for the three months ended September 30, 1996 to $50,000 for the three months ended September 30, 1997.

Non-interest income decreased from $596,000 for the three months ended September 30, 1996 to $538,000 for the three months ended September 30, 1997. The primary reason was due to a decrease in gain on sale of loans as loans sold decreased from $29.5 million for the three months ended September 30, 1996 to $25.5 million for the three months ended September 30, 1997.

Non-interest expense decreased from $1.9 million for the three months ended September 30, 1996 to $1.5million for the three months ended September 30, 1997. The decrease is primarily due to a charge in 1996 of $584,000 for the one time expense for SAIF premium. The decrease was offset by compensation for an additional loan officer hired in Lewiston from one of the larger regional national banks.

Income taxes increased from a benefit of $58,000 for the three months ended September 30, 1996 to expense of $293,000 for the same time period in 1997. The increase was primarily due to a increase in taxable income.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 1997

Net earnings increased from $141,000 for the six months ended September 30, 1996 to $707,000 for the six months ended September 30, 1997.

Net interest income increased from $2.4 million for the six months ended September 30, 1996 to $3.2 million for the six months ended September 30, 1997. Total interest income increased from $5.1 million for the six months ended September 30, 1996 to $6.4 million for six months ended September 30, 1997. The increase in interest income stemmed from an increase in average earning assets and higher yields on those assets. The weighted average yield on the loan portfolio was 8.94% as of September 30, 1997, whereas the weighted yield average at September 30, 1996 was 8.91%. Interest income from investment securities decreased from $364,000 for the six months ended September 30, 1996 to $184,000 for the six months ended September 30, 1997. The decrease is primarily due to a decrease in average balances outstanding. Interest income from mortgage-backed securities increased from $68,000 for the six months ended September 30, 1996 to $220,000 for the six months ended September 30, 1997. The increase was due primarily to the purchase of approximately $6 million in mortgage-backed securities available-for-sale with higher yields. Interest expense increased from $2.7 million for the six months ended September 30, 1996 to $3.2 million for the same time period in 1997. The increase in interest expense is due primarily to higher average deposit balances and an increase in FHLB advances. The weighted average rate on deposits for the six months ended September 30, 1997 was 4.28%, whereas the weighted average rate on deposits as of September 30, 1996 was 4.59%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings

Bank's provision for loan losses increased from $56,000 for the six months ended September 30, 1996 to $68,000 for the six months ended September 30, 1997.

Non-interest income decreased from $1.2 million for the six months ended September 30, 1996 to $1.0 million for the six months ended September 30, 1997. The primary reason was due to a decrease in gain or sale of loans as loans sold decreased from $64.0 million for the six months ended September 30, 1996 to $51.2 million for the six months ended September 30, 1997.

Non-interest expense decreased from $3.3 million for the six months ended September 30, 1996 to $3.0 million for the six months ended September 30, 1997. Despite an increase in 1997 compensation and other expenses related to the addition of personnel for expanding loan products, last year's non-interest expense was higher due to the one time SAIF charge of $584,000. Income taxes increased from $95,000 for the six months ended September 30, 1996 to $428,000 for the same time period in 1997. The decrease was primarily due to a increase in taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, sale of loans and net income. The Savings Bank has an agreement with FHLB to provide cash advances, should the need for additional funds be required. Advances totaled $35.1 million at September 30, 1997. In addition, the Company had $9.0 million of securities available for sale at September 30, 1997. The Savings Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet or exceed the Bank's liquidity needs for the remainder of fiscal 1997.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 8.52% at September 30, 1997.

Commitments to originate adjustable-rate mortgage loans at September 30, 1997 were approximately $6.6 million. Commitments to originate fixed-rate mortgage loans at September 30, 1997 were approximately $10.3 million. Commitments to fund outstanding credit lines at September 30, 1997 were approximately $7.3 million. Commitments for commercial loans at September 30, 1997 were approximately $2.1 million.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at September 30, 1997:

                                           Percent of Adjusted
                                          Amount    Total Assets
                                          ------    ------------
                                               (Unaudited)
                                          (Dollars in Thousands)

Tangible capital                          $29,172         16.40%

Tangible capital requirement              $ 2,668          1.50%

Excess                                    $26,504         14.90%


Core capital                              $29,172         16.40%

Core capital requirement                  $ 5,336          3.00%

Excess                                    $23,836         13.40%


Risk-based capital                        $30,214         16.96%

Risk-based capital requirement            $ 8,106          4.56%

Excess                                    $22,108         12.43%

                        FIRSTBANK CORP. AND SUBSIDIARIES

PART II  -  OTHER INFORMATION

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

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     Dr Glen Carlson retired from the Savings Bank's Board of Directors after serving for 20 years. Russ Zenner was appointed to fill the vacancy on the Savings Bank's Board

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits: none
     (b) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRSTBANK CORP.


DATED: November 14, 1997           BY:/s/ CLYDE E. CONKLIN
                                   --------------------------------------------
                                          Clyde E. Conklin
                                          President and Chief Executive Officer

                                   BY:/s/ LARRY K. MOXLEY
                                   --------------------------------------------
                                          Larry K. Moxley
                                          Secretary and Chief Financial Officer