Form 10QSB
period 1997-12-31
FIRSTBANK CORP/ID
filed 1998-02-10
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended December 31, 1997.


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

Common Stock 1,983,750 shares outstanding on December 31, 1997

Transitional Small Business Disclosure Format (check one):

      ( ) Yes                 (X) No

                                 FIRSTBANK CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page

         Consolidated Statements of Financial Condition
         As of December 31, 1997 and March 31, 1997 .....................  1 - 2

         Consolidated Statements of Operations (For the three
         months and nine months ended December 31, 1997 and 1996) .......      3

         Consolidated Statements of Cash Flows (For the nine months ended December 31, 1997 and 1996) ..............................  4 - 5

         Notes to Consolidated Financial Statements .....................      6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................ 7 - 11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     12

Item 2.  Changes in Securities ..........................................     12

Item 3.  Defaults Upon Senior Securities ................................     12

Item 4.  Submission of Matters to a Vote of Security Holders ............     12

Item 5.  Other Information ..............................................     12

Item 6.  Exhibits and Reports on Form 8-K ...............................     12

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        FirstBank Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                  December 31,     March 31,
                                                      1997           1997
                                                  ------------   ------------
                                                   (Unaudited)

ASSETS
Cash and cash equivalents
  Non-interest bearing deposits                   $  6,969,371   $  3,883,176
  Interest bearing deposits                          2,991,430              0
  Federal funds sold                                   500,037      1,419,560
                                                  ------------   ------------

Total cash and cash equivalents                     10,460,838      5,302,736

Investment securities
  Held-to-maturity                                   3,440,375      5,199,375
  Available for sale                                 2,384,420              0
Mortgage-backed securities
  Held-to-maturity                                   3,502,663      2,280,743
  Available for sale                                 8,661,967      2,599,147
Loans receivable, net                              143,501,871    113,048,075
Accrued interest receivable                          1,449,456      1,013,848
Real estate owned                                      587,439        234,366
Stock in FHLB, at cost                               2,059,275        945,475
Premises and equipment, net                          5,029,081      4,928,655
Income taxes receivable                                224,058              0
Cash surrender value of life insurance policies      1,382,353      1,350,964
Mortgage servicing assets                              334,142        242,462
Other assets                                           274,420        505,864
                                                  ------------   ------------
TOTAL ASSETS                                      $183,292,358   $137,651,710
                                                  ============   ============



                        FirstBank Corp. and Subsidiaries
                     Consolidated Balance Sheets (Continued)

                                                             December 31,       March 31,
                                                                  1997            1997
                                                             -------------    -------------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Bank overdrafts                                              $   1,089,124    $   2,112,629
Deposits                                                       111,416,707      107,595,602
Accrued interest on deposits                                         8,241           24,267
Advances from borrowers for taxes and insurance                  1,298,522        1,558,438
Income taxes payable                                                     0          116,921
Advances from FHLB                                              38,902,079       13,922,083
Deferred federal and state income taxes                            317,508           76,664
Accrued expenses and other liabilities                             607,981        1,233,995
                                                             -------------    -------------

Total Liabilities                                              153,640,162      126,640,599
                                                             -------------    -------------

Stockholders' Equity (Note 5):
Preferred stock, $.01 par value,  500,000 shares
 authorized; 0 shares issued and outstanding                             0                0

Common stock, $.01 par value,  5,000,000 shares
 authorized; 1,983,750 and 0 shares issued and outstanding          19,838                0

Additional paid-in-capital                                      18,989,977                0
Retained earnings, substantially restricted                     12,081,172       11,043,959
Unearned ESOP shares (Note 4):                                  (1,493,430)               0
Unrealized gain (loss) on securities available-for-sale,
 net of tax                                                         54,639          (32,848)
                                                             -------------    -------------
Total Stockholders' Equity                                      29,652,196       11,011,111
                                                             -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY EQUITY            $ 183,292,358    $ 137,651,710
                                                             =============    =============


See accompanying notes to consolidated financial statements


                        FirstBank Corp. and Subsidiaries
                      Consolidated Statements of Operations


                                           Three-Months Ended December 31,    Nine-Months Ended December 31,
                                                                     (Unaudited)

                                                  1997         1996               1997           1996
                                               ----------   ----------         ----------     ----------
Interest income:
  Loans receivable                             $3,017,681   $2,365,602         $8,604,823     $6,878,474
  Mortgage-backed securities                      203,917       33,059            423,704        101,322
  Investment securities                           169,059      124,442            411,243        506,202
  Other interest earning assets                    88,481       17,198            405,440        154,418
                                               ----------   ----------         ----------     ----------
Total interest income                           3,479,138    2,540,301          9,845,210      7,640,416

Interest expense:
  Deposits                                      1,186,531    1,165,850          3,490,163      3,698,993
  Advances from FHLB                              508,219      149,160          1,363,756        315,383
                                               ----------   ----------         ----------     ----------
Total interest expense                          1,694,750    1,315,010          4,853,919      4,014,376
                                               ----------   ----------         ----------     ----------

Net interest income                             1,784,388    1,225,291          4,991,291      3,626,040
Provision for loan losses                          75,137      137,539            143,137        193,619
                                               ----------   ----------         ----------     ----------
Net interest income after provision for loan
 losses                                         1,709,251    1,087,752          4,848,154      3,432,421

Non-interest income:
  Gain on sale of loans                           305,923      239,514            708,791        959,716
  Service fees and charges                        296,361      235,261            828,182        673,953
  Commissions and other                            30,751       31,979             98,215         46,607
                                               ----------   ----------         ----------     ----------
Total non-interest income                         633,035      506,754          1,635,188      1,680,276

Non-interest expense:
  Compensation and related benefits               910,565      745,248          2,643,436      2,327,006
  Occupancy                                       197,836      159,315            576,546        504,181
  Other                                           524,074      352,834          1,418,587      1,708,125
                                               ----------   ----------         ----------     ----------
Total non-interest expense                      1,632,475    1,257,397          4,638,569      4,539,312
                                               ----------   ----------         ----------     ----------
Income before income tax expense                  709,811      337,109          1,844,773        573,385
Income tax expense                                251,620       55,897            679,804        150,675
                                               ----------   ----------         ----------     ----------

NET INCOME                                     $  458,191   $  281,212         $1,164,969     $  422,710
                                               ==========   ==========         ==========     ==========
Earnings per common share (Note 3):

Net income per share (basic)                   $     0.25          N/A         $     0.64            N/A
                                               ==========   ==========         ==========     ==========

Weighted average shares outstanding             1,831,659          N/A          1,826,988            N/A


See accompanying notes to consolidated financial statements


                        FirstBank Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             Nine-months ended December 31,
                                                                                        (Unaudited)

                                                                                 1997             1996
                                                                            -------------    -------------
Cash flows from operating activities:
Net income                                                                  $   1,164,969    $     422,710
Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                                   423,021          267,783
   Provision for loan losses                                                      143,137          193,619
   FHLB stock dividends                                                           (99,100)         (53,375)
   ESOP compensation expense                                                      161,722                0
   Other (gains) losses, net                                                       10,498            1,815
   Provision for real estate owned                                                 47,706
   Deferred income taxes                                                          182,288           49,726
Changes in assets and liabilities:
   Accrued interest receivable and other assets                                  (532,230)        (433,833)
   Accrued expenses and other liabilities                                        (758,961)         150,518
   Loss on sale of investment securities: available-for-sale                            0           89,789
                                                                            -------------    -------------
Net cash provided by operating activities                                         743,050          688,752
                                                                            -------------    -------------


Cash flows from investing activities:
Purchase of mortgage-backed securities: held-to-maturity                       (1,500,000)        (109,082)
Purchase of mortgage-backed securities; available-for-sale                     (6,827,419)               0
Proceeds from maturities of mortgage-backed securities; held-to-maturity        1,049,829          245,367
Decrease in loans receivable from loans sold                                   26,793,543       46,407,000
Other net change in loans receivable                                          (57,938,538)     (64,064,367)
Purchase of FHLB stock                                                         (1,014,700)               0
Purchases of premises and equipment                                              (409,631)        (347,588)
Net increase in cash surrender value of life insurance policies                   (31,389)         (50,277)
Proceeds from real estate owned                                                   149,113           74,348
Purchase of investment securities; available for sale                          (3,491,000)      (8,349,154)
Proceeds from maturities of investment securities; held-to-maturity             5,250,000       13,700,736
Proceeds from sale of investment securities; available-for-sale                (2,359,343)       1,302,406
                                                                            -------------    -------------
Net cash used in investing activities                                         (40,329,535)     (11,190,611)
                                                                            -------------    -------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                         17,354,663                0
Cash paid for dividends                                                          (127,756)
Net increase (decrease) in deposits                                             3,821,105       (9,975,257)
Bank overdrafts                                                                (1,023,505)               0
Advances from borrowers for taxes and insurance                                  (259,916)         (94,689)
Advances from FHLB                                                            238,122,916       39,150,000
Payments on advances from FHLB                                               (213,142,920)     (26,394,445)
                                                                            -------------    -------------
Net cash provided by (used in) financing activities                            44,744,587        2,685,609
                                                                            -------------    -------------



                        FirstBank Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)

                                                                             Nine-months ended December 31,
                                                                                        (Unaudited)

                                                                                 1997             1996
                                                                            -------------    -------------
Net increase (decrease) in cash and cash equivalents                            5,158,102       (7,816,250)
                                                                            -------------    -------------
Cash and cash equivalents, beginning of period                                  5,302,736       13,580,865
                                                                            -------------    -------------
Cash and cash equivalents, end of period                                    $  10,460,838    $   5,764,615
                                                                            =============    =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:

     Interest                                                               $   4,845,678    $   4,039,133
     Income taxes                                                           $     835,938                0

Noncash investing and financing activities:
     Unrealized (gain) loss on securities; available-for-sale, net of tax   $      87,487    $     (36,669)
     Loans receivable charged to the allowance for loan losses              $      52,256    $      14,962
     Transfer from loans converted to real estate acquired through
       foreclosure                                                          $     548,062    $     119,629


See accompanying notes to consolidated financial statements

                        FIRSTBANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the combined financial statements and related notes included the Company's Form 10-KSB for the year ended March 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three-months and nine-months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998.

The unaudited consolidated financial statements of FirstBank Corp. ("the Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Savings Bank") and it's wholly-owned subsidiary, TriStar Financial Corporation for the three-months and nine-months ended December 31, 1997. The financial statements for the periods prior to July 1, 1997 include only the accounts of the Savings Bank and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)  EARNINGS PER SHARE

Earnings per common share is computed by dividing the company's net income by the weighted average number of common shares outstanding during the period. Only ESOP shares allocated and committed to be released are considered outstanding for purposes of computing earnings per common share. No shares were outstanding prior to July 1, 1997, therefore earnings per common share for those periods have not been presented.

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

The sale of the shares to the ESOP was recorded by the Company as unearned ESOP shares, a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and a corresponding charge to compensation expense equal to the fair market value of the shares committed to be released is recorded. Upon committing these share to be released, they become outstanding for purposes of earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction in ESOP debt. Compensation expense related to the ESOP was $161,722 for the nine months ended December 31, 1997. The ESOP shares as of December 31, 1997 were as follows:

           Allocated Shares                               9,357
           Shares Committed to be released                    0
           Unreleased Shares                            149,343

           Total ESOP Shares                            158,700

           Fair value of unreleased shares           $2,818,849


(5) DIVIDEND

On October 16, 1997 the Board of Directors declared a cash dividend of $.07 per common share to shareholders of record as of November 13, 1997. On January 22, 1998 the Board of Directors declared another cash dividend of $.07 per common share to shareholders of record as of February 12, 1998. This dividend will be paid on February 26, 1998.

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

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In August the Bank opened up a small retail branch in Clarkston, Washington. The Bank now has offices in Idaho and Washington.

During the third quarter a Debit Card program and a new 24-hour banking telephone service was installed and was made available for customers to use. The 24-hour banking system lets customers examine and transfer monies between their accounts any time of the day. Also during the third quarter a VISA credit card program was started. FirstBank is performing the credit underwriting on the credit cards and retaining the credit. FirstBank's conversion to a Washington-chartered savings bank has been completed as of January 30, 1998.

The company bid on and won two large offerings of tax anticipation loans; one from the City of Lewiston and one from the Lewiston School District. The amount was $6,700,000 at 4.37% note rates.

On January 13th, the company announced plans to offer state-of-the-art on line banking services to customers by Fall of 1998. With this system customers can access their accounts by screen phones, personal computers, touch-tone telephones and through ATM machines.

FINANCIAL CONDITION AT DECEMBER 31, 1997 AND MARCH 31, 1997

Assets increased from $137.7 million at March 31, 1997 to $183.3 million at December 31, 1997. Cash and cash equivalents increased from $5.3 million at March 31, 1997 to $10.5 million at December 31, 1997. Mortgage-backed securities available- for-sale increased from $2.6 million at March 31, 1997 to $8.7 million at December 31, 1997. Loans receivable, increased from $113.0 million at March 31, 1997 to $143.5 million at December 31, 1997 as a result of an increase in new commercial lending of $20.5 million, consumer lending of $6.9 million and $5.5 million in residential real estate lending. The increases in cash and cash equivalents, mortgage-backed securities available-for-sale, and loans receivable were attributable to the proceeds received from the company's stock offering and from Federal Home Loan Bank of Seattle (FHLB) advances which increased from $13.9 million at March 31, 1997 to $38.9 million at December 31, 1997. Accrued interest receivable increased $1.0 million at March 31, 1997 to $1.4 million at December 31, 1997 due to a higher average asset base in securities and loans. Deposits increased from $107.6 million at March 31, 1997 to $111.4 million at December 31, 1997. Activity within deposit balances includes a decrease of approximately $5.6 million used to fund purchases of the company's stock, combined with a $9.4 million increase primarily due to the Savings Bank benefiting from funds deposited by the customers of other local institutions, following larger bank mergers, who become frustrated due to higher fees and less personalized service. Accrued expenses and other liabilities decreased from $1.2 million at March 31, 1997 to $0.6 million at December 31, 1997. The primary reason for the decrease was timing of investor mortgage loan payoffs. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $1.1 million at March 31, 1997 to $0.6 million at December 31, 1997.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1997

Net income increased from $281,000 for the three months ended December 31, 1996 to $458,000 for the three months ended December 31, 1997.

Net interest income increased from $1.2 million for the three months ended December 31, 1996 to $1.8 million for the three months ended December 31, 1997. Total interest income increased from $2.5 million for the three months ended December 31, 1996 to $3.5 million for three months ended December 31, 1997. The increase in interest income stemmed from an increase in average interest earning assets. The weighted average yield on the loan portfolio was 8.70% as of December 31, 1997, whereas the weighted yield average at December 31, 1996 was 9.24%. Interest income from investment securities increased from $124,000 for the three months ended December 31, 1996 to $169,000 for the three months ended December 31, 1997. The increase is primarily due to an increase in average yield. Interest income from mortgage-backed securities increased from $33,000 for the three months ended December 31, 1996 to $204,000 for the three months ended December 31, 1997. The increase was due primarily to the purchase of approximately $6.4 million in mortgage-backed securities available-for-sale with higher yields. Interest expense increased from $1.3 million for the three months ended December 31, 1996 to $1.7 million for the same time period in 1997. The increase in interest expense is due primarily to higher average deposit balances and an increase in average FHLB advances. The weighted average rate on deposits for the three months ended December 31, 1997 was 4.22%, whereas the weighted average rate on deposits as of December 31, 1996 was 4.23%. The weighted average rate on FHLB advances for the three months ended December 31, 1997 was 5.91%, whereas the weighted average rate on FHLB advances as of December 31, 1996 was 7.65%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from $138,000 for the three months ended December 31, 1996 to $75,000 for the three months ended December 31, 1997.

Non-interest income increased from $507,000 for the three months ended December 31, 1996 to $633,000 for the three months ended December 31, 1997. Service fees and charges were the primary reason for the increase.

Non-interest expense increased from $1.3 million for the three months ended December 31, 1996 to $1.6 million for the three months ended December 31, 1997. The increase is due to elevated personnel costs attributable to the addition of the Clarkston branch and growth in the commercial loan department.

Income taxes increased from an expense of $56,000 for the three months ended December 31, 1996 to expense of $252,000 for the same time period in 1997. The increase was primarily due to an increase in taxable income.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 1997

Net income increased from $423,000 for the nine months ended December 31, 1996 to $1,165,000 for the nine months ended December 31, 1997. Net income for 1996 reflects the payment of a one-time, industry-wide special assessment to recapitalize the Savings Association Insurance Fund.

Net interest income increased from $3.6 million for the nine months ended December 31, 1996 to $5.0 million for the nine months ended December 31, 1997. Total interest income increased from $7.6 million for the nine months ended December 31, 1996 to $9.8 million for nine months ended December 31, 1997. The increase in interest income stemmed from an increase in average interest earning assets. The weighted average yield on the loan portfolio was 8.86% as of December 31, 1997, whereas the weighted yield average at December 31, 1996 was 8.87%. Interest income from investment securities decreased from $506,000 for the nine months ended December 31, 1996 to $411,000 for the nine months ended December 31, 1997. The decrease is primarily due to a decrease in average balances outstanding. Interest income from mortgage-backed securities increased from $101,000 for the nine months ended December 31, 1996 to $424,000 for the nine months ended December 31, 1997. The increase was due primarily to the purchase of approximately $6.4 million in mortgage-backed securities available-for-sale with higher yields. Interest expense increased from $4.0 million for the nine months ended December 31, 1996 to $4.9 million for the same time period in 1997. The increase in interest expense is due primarily to higher average deposit balances and an increase in average FHLB advances. The weighted average rate on deposits for the nine months ended December 31, 1997 was 4.26%, whereas the weighted average rate on deposits as of December 31, 1996 was 4.48%. The weighted average paid on advances from FHLB decreased to 6.33% as of December 31, 1997 from 6.72% for December 31, 1996.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from $194,000 for the nine months ended December 31, 1996 to $143,000 for the nine months ended December 31, 1997.

Non-interest income decreased from $1.7 million for the nine months ended December 31, 1996 to $1.6 million for the nine months ended December 31, 1997. The primary reason was due to a decrease in gain or sale of loans as loans sold decreased from $46.4 million for the nine months ended December 31, 1996 to $36.9 million for the nine months ended December 31, 1997. Service fees and charges also increased for the nine month period ending December 31, 1997 helping to offset the decrease caused by the lower loan volume.

Non-interest expense increased to 4.6 million for the nine months ended December 31, 1997 from 4.5 million for the corresponding period in the previous year. This increase can be attributed to the growth in premises and personnel of the bank.

Income taxes increased from $151,000 for the nine months ended December 31, 1996 to $680,000 for the same time period in 1997. The decrease was primarily due to a increase in taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, sale of loans and net income. The Savings Bank has an agreement with the FHLB to provide cash advances, should the need for additional funds be required. Advances totaled $38.9 million at December 31, 1997. In addition, the Company had $11.0 million of securities available for sale at December 31, 1997. The Savings Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet or exceed the Bank's liquidity needs for the remainder of fiscal 1998.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was approximately 6.71% at December 31, 1997.

Commitments to originate adjustable-rate mortgage loans at December 31, 1997 were approximately $3.6 million. Commitments to originate fixed-rate mortgage loans at December 31, 1997 were approximately $8.6 million. Commitments to fund outstanding credit lines at December 31, 1997 were approximately $7.5 million. Commitments to originate commercial loans at December 31, 1997 were approximately $3.2 million.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at December 31, 1997:



                                                             Percent of Adjusted
                                           Amount               Total Assets
                                         ----------          -------------------
                                         (Unaudited)
                                   (Dollars in Thousands)

Tangible capital                         $   20,049                11.18%

Tangible capital requirement             $    2,690                 1.50%

Excess                                   $   17,359                 9.68%

Core capital                             $   20,049                11.18%

Core capital requirement                 $    5,382                 3.00%

Excess                                   $   14,667                 8.18%


Risk-based capital                       $   21,114                17.70%

Risk-based capital requirement           $    9,543                 8.00%

Excess                                   $   11,571                 9.70%

                        FIRSTBANK CORP. AND SUBSIDIARIES

PART II  -  OTHER INFORMATION

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


                                  FIRSTBANK CORP.


DATED: February 13, 1998          BY: /s/ CLYDE E. CONKLIN
                                     --------------------------------
                                          Clyde E. Conklin
                                          President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                     --------------------------------
                                          Larry K. Moxley
                                          Secretary and Chief Financial Officer