Form 10KSB
period 1998-03-31
FIRSTBANK CORP/ID
filed 1998-06-11
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22435


                                 FIRSTBANK CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       84-1389562
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                         I.D. Number)

920 Main Street, Lewiston, Idaho                          83501
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
  including area code:                               (208) 746-9610
                                                     --------------
Securities registered pursuant to
  Section 12(b) of the Act:                               None
                                                          ----
Securities registered pursuant to
  Section 12(g) of the Act:               Common Stock, par value $.01 per share
                                          --------------------------------------
                                                     (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [X]  NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The Registrant's revenues for the year ended March 31, 1998 were $15.6 million.

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was$37,212,615 based on the last reported sale price of the common stock of the Registrant on the NASDAQ National Market on June 9, 1998. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant.

As of June 9, 1998, there were 1,837,660 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on July 22, 1998 are incorporated by reference into Part II of the Form 10-KSB.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         FirstBank Corp. ("Company"), a Delaware corporation, was organized in March 1997 for the purpose of becoming the holding company for FirstBank Northwest (formerly known as First Federal Bank of Idaho, a Federal Savings
Bank) ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank ("Conversion"). The Company completed its conversion and initial public offering on July 1, 1997 through the sale of 1,983,750 shares of common stock at $10.00 per share.

         The Bank, founded in 1920, is a Washington chartered mutual savings bank located in Lewiston, Idaho. The Bank, which was formed as an Idaho mutual savings and loan association, converted to a federal mutual savings and loan association in 1935 and adopted the federal mutual savings bank charter in 1990. In July of 1997 the Bank relocated its main office to Clarkston, Washington and on January 30, 1998 converted to a Washington-chartered savings bank. The Bank is currently regulated by the State of Washington, its primary regulator, and the FDIC, the insurer of its deposits. The Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1933. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1933.

         The Bank is a community-oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage loans within the Bank's market area. The Bank also is active in originating construction, commercial, agricultural real estate loans, and consumer and other non-real estate loans. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the fixed-rate residential mortgage loans with maturities in excess of 15 years that it originates while retaining the servicing rights on most of the conventional loans it sells.

MARKET AREA

         The Bank is headquartered in Lewiston, Idaho and operates six full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, and Coeur d'Alene, Idaho, and Clarkston, Washington. The Bank also operates two loan production offices, one in Lewiston and one in Coeur d'Alene. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. Most of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         In general, the market areas served by the Bank are dependent on agriculture, mining, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agriculture in the Bank's market area is dry land farming. The primary crop is wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock is also raised in the Bank's market area. Lewiston is the largest city in northern Idaho and serves as the regional center for state government. The economy of Lewiston, in NezPerce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped keep the economy stable in recent years. Moscow, Idaho, in Latah County, has a population of approximately 21,000. The county population is approximately 33,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. Both universities have been expanding in recent years, which resulted in increased demand for housing. The growth of the universities has slowed recently, which has caused some slow down in the real estate market. Grangeville, Idaho, in Idaho County, has an economy based mostly on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry has resulted in a decline in population in Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur D'Alene, Idaho, in Kootenai County, has a population of approximately 31,000 in a county with almost 100,000 residents. Tourism, forest products, mining and agriculture are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily because of the expanding tourism industry and migration from more populous parts of the western and northwestern United States. As a result, real estate activity has been high with a large amount of new home construction.

SELECTED FINANCIAL DATA

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the years indicated.

                                                          At  March 31,
                                               ------------------------------------
FINANCIAL CONDITION DATA:                           1996       1997       1998
                                                    ----       ----       ----
                                                          (In Thousands)

Total assets                                      $129,832   $137,652   $183,563
Loans receivable, net                               93,817    113,048    145,697
Cash and cash equivalents                           13,581      5,303      8,417
Investment securities held-to-maturity              10,545      5,199      2,449
Investment securities available-for-sale             1,328         --      2,654
Mortgage-backed securities held-to-maturity          2,488      2,281      3,420
Mortgage-backed securities available-for-sale           --      2,599      7,970
Deposits                                           115,324    107,596    114,495
Advances from FHLB                                   2,304     13,922     35,656
Stockholders' equity                                10,356     11,011     30,008


                                                          Year Ended March 31,
                                                   ---------------------------------
                                                        1996     1997      1998
                                                        ----     ----      ----
SELECTED OPERATING DATA:                                  (In Thousands, except
                                                              per share data)

Interest income                                       $ 9,552   $10,192   $13,321
Interest expense                                        5,158     5,338     6,573
                                                      -------   -------   -------
Net interest income                                     4,394     4,854     6,748
Provision for loan losses                                 150       310       200
                                                      -------   -------   -------
Net interest income after provision for loan losses     4,244     4,544     6,548
Non-interest income                                     1,980     2,245     2,282
Non-interest expenses                                   5,261     5,877     6,179
                                                      -------   -------   -------
Income before income tax expense                          963       912     2,651
Income tax expense                                        375       263       945
                                                      -------   -------   -------
Net income                                            $   588   $   649   $ 1,706
                                                      =======   =======   =======

Per Share Data:
  Pro forma amounts (unaudited):
    Net income per share - basic and diluted              N/A       N/A   $  0.93
                                                      =======   =======   =======
Historical:
    Dividends                                             N/A       N/A   $  0.14
                                                      =======   =======   =======

                                                                       At or For the
                                                                    Year Ended March 31,
                                                                   -----------------------

                                                                   1996      1997     1998
                                                                   ----      ----     ----
KEY FINANCIAL RATIOS:
PERFORMANCE RATIOS:
Return on average assets (1)                                       0.50%     0.50%     1.02%
Return on average equity (2)                                       5.81      5.99      6.98
Average equity to average assets (3)                               8.55      8.34     14.63
Total equity to total assets at end  of year                       7.98      8.00     16.35
Interest rate spread (4)                                           3.61      3.68      3.72
Net interest margin (5)                                            3.89      3.92      4.27
Average interest-earning assets to average interest-bearing
   liabilities                                                   106.09    105.62    113.26
Non-interest expense as a percent of average assets                4.44      4.52      3.70
Efficiency ratio (6)                                              82.54     82.79     68.43
Dividend payout ratio                                               N/A       N/A     15.01

EQUITY RATIOS:
Tier I capital to average assets                                   7.98      8.02     11.36
Tier I capital to risk-weighted assets                            13.24     12.51     17.10
Total capital to risk-weighted assets                             14.14     13.59     18.05

ASSET QUALITY RATIOS:
Nonaccrual and 90 days or more past due loans as a percent
   of loans receivable, net                                        0.74      1.00      0.31
Nonperforming assets as a  percent of total assets                 0.59      0.99      0.73
Allowance for loan losses as a percent of total loans
   receivable                                                      0.70      0.82      0.73
Allowance for loan losses as a percent of nonperforming
   loans                                                         101.30     86.58    245.61
Net charge-offs to average outstanding loans                       0.00      0.03      0.04


(1) Net  income  divided by average  assets.
(2) Net income  divided by average equity.
(3) Average equity divided by average assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5) Net interest income as a percentage of average interest-earning assets.
(6) Represents the ratio of non-interest expenses divided by the sum of net interest income and non-interest income.

LENDING ACTIVITIES

         GENERAL. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential property. With the implementation of the Commercial Loan Department in fiscal 1998, commercial real estate and commercial non-real estate lending have become a significant portion of the lending activities. The Bank is also active in originating construction and agricultural real estate loans. The Bank's net loans receivable totaled $145.7 million at March 31, 1998, representing 79.4% of consolidated total assets.

         LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the years indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.


                                                             At March 31,
                                    ----------------------------------------------------------------
                                           1996                  1997                   1998
                                           ----                  ----                   ----
                                     Amount    Percent     Amount     Percent     Amount     Percent
                                     ------    -------     ------     -------     ------     -------
                                                         (Dollars in  Thousands)

Real estate loans:
 Residential                        $62,818     62.41%    $ 77,408     65.32%    $ 87,985     57.06%
Agricultural                         11,945     11.87       11,998     10.12       14,602      9.47
Commercial                            4,036      4.01        5,392      4.55       12,433      8.06
Construction                         13,832     13.74       11,861     10.01        7,966      5.17
                                    -------    ------     --------    ------     --------    ------
Total real estate loans              92,631     92.03      106,659     90.00     $122,986     79.76

Consumer and other loans:
Commercial                               --        --        1,692      1.43       16,627     10.78
Home equity                           5,229      5.20        5,003      4.22        6,175      4.00
Other consumer                        2,206      2.19        4,125      3.48        6,109      3.96
Agricultural operating                  589      0.58        1,030      0.87        2,305      1.50
                                    -------    ------     --------    ------     --------    ------
Total consumer and other loans        8,024      7.97       11,850     10.00       31,216     20.24
                                    -------    ------     --------    ------     --------    ------

Total loans receivable              100,655    100.00%     118,509    100.00%     154,202    100.00%
                                    -------    ======     --------    ======     --------    ======

Less:
Loans in process                      5,726                  4,108                  6,934
Unearned loan fees and discounts        411                    379                    451
Allowance for loan losses               701                    974                  1,120
                                    -------               --------               --------
Loans receivable, net               $93,817               $113,048               $145,697
                                    =======               ========               ========



         RESIDENTIAL REAL ESTATE LENDING. The principal lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase or refinance existing residential real estate. At March 31, 1998, $123.0 million, or 79.8%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac").

         The Bank generally retains all of the conventional fixed-rate mortgages with maturities of 15 years or less and sells all of the fixed-rate mortgage loans with maturities in excess of 15 years that it originates, although in the year ended March 31, 1998 the Bank retained some 30-year, fixed-rate loans for its portfolio. The Bank generally retains all of the ARM loans that it originates. Most of the loans sold by the Bank are sold to Freddie Mac. The remainder of loans sold are purchased by the Federal National Mortgage Association ("Fannie Mae") or private investors. The Bank sells loans to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 1998, the Bank remains contingently liable for approximately $1.3 million of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases."

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

         The Bank also originates residential mortgage loans that are insured by the Federal Housing Administration, or guaranteed by the Veterans Administration or the USDA Rural Development. These loans are sold to private investors or to the Idaho Housing and Finance Agency. A significant portion of the Bank's residential mortgage loan originations in recent years has consisted of government insured and guaranteed loans. Most of these loans have been originated in the Coeur d'Alene area, where there has been a significant increase in entry-level housing. The Bank generally sells the government insured loans that it originates to private investors on a servicing-released basis.

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 1998, the Bank's residential loan portfolio included $19 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has historically found that its origination of non-conforming loans has not resulted in high amounts of nonperforming loans.

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

         The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is generally required on loans with loan-to-value ratios greater than 80%. Higher loan-to value ratios are available on certain government insured programs.

         CONSTRUCTION LENDING. The Bank invests a proportion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions in northern Idaho, especially in the area around Coeur d'Alene, lower long-term interest rates and an increased demand for housing units as a result of the population growth in northern Idaho. At March 31, 1998, construction loans totaled $8.0 million, or 5.2% of total loans. At such date, the average amount of the Bank's construction loans was approximately $95,000, which reflects that much of the construction in the Coeur d'Alene area is of entry-level housing. The largest construction loan in the Bank's portfolio at March 31, 1998 was $500,000. During the year ended March 31, 1998, construction loans constituted 8.5% of total loan originations.

         The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 1998, speculative loans totaled $4.8 million, or 60.3% of the total construction loan portfolio. Construction loans to individuals generally convert to permanent mortgage loans upon completion of the construction period. At March 31, 1998, custom construction loans to individuals totaled $2.5 million, or 31.4% of the total construction loan portfolio.

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

         Loans to builders for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy includes a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation and monitors their borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 1998, the Bank had approved four major builders, the largest borrowing capacity of which was approximately $1.6 million. At March 31, 1998, the Bank's major builders had total loans of $1.3 million outstanding. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

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

         AGRICULTURAL LENDING. Agricultural real estate lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 24 years of experience and the Senior Vice President, Agricultural and Consumer Lending has 18 years of experience in agricultural real estate lending. The addition of two loan officers to the existing staff establishes FirstBank as the most experienced agricultural lender in the area. At March 31, 1998, agricultural real estate loans totaled $14.6 million, or 9.5% of the Bank's total loan portfolio.

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

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the farmer and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 1998, the largest agricultural real estate loan was $1.0 million and the average Bank agricultural real estate loan was approximately $107,000.

         The Bank is approved to originate agricultural real estate loans qualifying for purchase by the Farmer Mac II program, which requires Farm Service Agency guarantees up to a maximum of 90% of the principal and interest. Once the guaranteed loan has been funded, the Bank generally sells the guaranteed portion of the loan to Farmer Mac II, while retaining the servicing rights on the entire loan.

         Agricultural real estate lending affords the Bank the opportunity to earn yields higher than those generally available on standard conforming residential real estate lending. However, agricultural real estate lending involves a greater degree of risk than residential real estate loans. Payments on agricultural real estate loans are dependent on the successful operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Farming in the Bank's market area is generally dry-land farming, with wheat being the primary crop. Accordingly, adverse circumstances affecting the area's wheat crop could have an adverse effect on the Bank's agricultural loan portfolio.

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

         COMMERCIAL REAL ESTATE LENDING. Commercial real estate lending is becoming a significant part of the Bank's lending strategy. At March 31, 1998, the Bank's commercial real estate loan portfolio totaled $12.4 million, or 8.1% of total loans. The Bank has been more active in originating commercial real estate loans in recent periods. During the year ended March 31, 1998, originations of commercial real estate loans totaled $9.6 million. In connection with the expansion of the Bank's community banking activities, the Bank intends to further increase its emphasis on commercial real estate lending.

         The Bank's commercial real estate loans include loans secured by storage facilities, a manufactured home park, small office buildings, retail shops, multi-family residential properties and other small commercial properties. Commercial real estate loans in the Bank's portfolio include loans originated by the Bank and participation interests in loans originated by other institutions. At March 31, 1998, the average size of the Bank's commercial real estate loans was $107,000 and the largest was $966,000. Appraisals on properties that secure commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Annual operating statements on each commercial real estate loan are required and reviewed by management.

         In addition to loans secured by commercial properties, the Bank's commercial real estate portfolio includes loans for the development of residential subdivisions. Such loans totaled $1.8 million at March 31, 1998. During the year ended March 31, 1998, originations of loans for the development of residential subdivisions totaled $1.0 million. Other types of loans in the commercial portfolio include SBA guaranteed loans, B & I guaranteed loans, and participation loans with other banks.

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

         CONSUMER AND OTHER LENDING. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 1998, the Bank's consumer and other non-mortgage loans totaled approximately $31.2 million, or 20.2% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The Bank also originates a small amount of agricultural operating loans and equipment loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has more aggressively marketed.

         At March 31, 1998, home equity loans totaled $6.2 million. The Bank offers both home equity second mortgage loans and lines of credit. Substantially all of the Bank's home equity loans are primarily secured by second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years and only with fixed interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate.

         At March 31, 1998, agricultural operating loans totaled $2.3 million. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and other business entities.

         Commercial lending has become an important part of the Bank's lending strategy this past year. The Senior Vice President has 18 years of commercial lending experience and was able, with the help of two other experienced commercial lenders to increase commercial non-real estate loans to 10.8% of the total loan portfolio. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit of one year while equipment secured loans may be for a term as long as five years. Nonresidential commercial lending has increased from $1.7 million to $16.6 million from fiscal year ended 1997 and 1998, respectively. The major component of this increase was the origination of two tax anticipation notes: one with the City of Lewiston for $3.4 million and the other with the Lewiston School District for $3.3 million, both of which have a term of less than one year.

         Consumer and non-mortgage loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and farm equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Similarly, payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 1998, the Bank had no consumer and non-mortgage loans accounted for on a nonaccrual basis.


MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at March 31, 1998 regarding the dollar amount of principal repayments for loans becoming due during the years indicated. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.


                                                     One        After 5 Years  After 10 Years
                                   Within        Year Through      Through         Through         Beyond
                                  One Year         5 Years        10 Years        15 Years        15 Years          Total
                                  --------         -------        --------        --------        --------          -----
                                                                     (In   Thousands)
Real estate loans:
  Residential                     $ 25,507        $ 17,352        $  8,488        $ 15,201        $ 21,437        $ 87,985
  Construction                       7,735             231               0               0               0           7,966
  Commercial                         1,263          10,168             795               0             207          12,433
  Agricultural                      11,154           1,832           1,225             391               0          14,602
Commercial non-real estate          11,222           5,099             306               0               0          16,627
Consumer and other loans             9,269           3,222           1,310               0             788          14,589
                                  --------        --------        --------        --------        --------        --------
Total loans receivable            $ 66,150        $ 37,904        $ 12,124        $ 15,592        $ 22,432        $154,202
                                  ========        ========        ========        ========        ========        ========

         The following table sets forth the dollar amount of all loans due after March 31, 1998, that have fixed interest rates and have floating or adjustable interest rates.

                                             Fixed        Floating or
                                             Rates     Adjustable Rates
                                             -----     ----------------
                                                 (In  Thousands)
                                                  -------------
Real estate loans:
  Residential                               $48,708        $39,277
  Construction                                7,966              0
  Commercial                                  1,811         10,622
  Agricultural                                1,218         13,384
Commercial non-real estate                   10,082          6,545
Consumer and other loans                      5,332          9,257
                                            -------        -------
Total loans receivable                      $75,117        $79,085
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

         Residential real estate loans up to $227,150 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans up to $500,000 must be approved by two members of the management loan committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans resulting in total extension of credit to one borrower up to $500,000 must be approved by two members of the management loan committee. Any loan that would result in the total extension of credit to one borrower to be in excess of $500,000 or to a major builder in excess of its maximum credit limit must be approved by the Board of Directors Loan Committee. Consumer loans up to $25,000 and home equity loans up to $100,000 may be approved by designated underwriters. All other consumer and home equity loans must be approved by two members of the management loan committee.

         LOAN ORIGINATIONS, SALES AND PURCHASES. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 1998, the Bank originated $145.3 million of loans. Residential real estate loan originations totaled $96.1 million for the year ended March 31, 1998. Of the $145.3 million of loans originated during the year ended March 31, 1998, 14% were adjustable-rate loans and 86% were fixed-rate loans.

         In the early 1990's, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $1.2 million and $1.0 million during the years ended March 31, 1997, and 1998. The Bank sells loans on a loan-by-loan basis. Generally a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Where a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In such event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 1998, the Bank remained contingently liable for approximately $1.3 million of loans sold with recourse.

         In the past, the Bank has purchased loans and loan participations in its primary market during periods of reduced loan demand. However, in recent years, because of strong loan demand, the Bank has purchased few loans. Through a consortium of local financial institutions, the Bank occasionally purchases participation interests in loans. Such loans include those secured by local low-income housing projects, single family pre-sold and spec housing, and commercial loans. The Bank intends to supplement its origination of agricultural and commercial real estate loans and agricultural operating and commercial business loans by purchasing participations in such loans originated by other community banks in Idaho and eastern Washington. All such purchases will be made in conformance with the Bank's underwriting standards. The Bank anticipates that it will purchase only a small portion of any individual loan and that the originating institution will retain a majority of the loan.

         The following table shows total loans originated, purchased, sold and repaid during the years indicated.

                                                          Year Ended March 31,
                                              --------------------------------------------
                                                   1996           1997           1998
                                                   ----           ----           ----
                                                             (In Thousands)

Total loans receivable at  beginning of year     $ 88,810       $100,655       $118,509
                                                 --------       --------       --------

Loans originated:
Real estate loans:
   Residential                                     83,551         80,721         96,124
   Construction                                    29,569         26,359         12,377
   Agricultural                                     1,023          1,326          4,395
   Commercial                                       1,481          4,887          9,555
Commercial non-real estate                             --          1,692         16,526
Consumer and other loans                            5,270          4,537          6,297
                                                 --------       --------       --------
Total loans originated                            120,894        119,522        145,274
                                                 --------       --------       --------

Loans purchased:
   Real estate loans:
   Residential                                         25             43            160
   Construction                                        --             --             --
   Agricultural                                        --             --             --
   Commercial                                          --             --             --
Commercial non-real estate                             --             --            144
Consumer and other loans                               --             --             --
                                                 --------       --------       --------
Total loans purchased                                  25             43            304
                                                 --------       --------       --------

Loans sold:

Servicing retained                                (21,219)       (25,140)       (25,435)
Servicing released                                (48,550)       (33,585)       (39,860)
                                                 --------       --------       --------
Total loans sold                                  (69,769)       (58,725)       (65,295)

Loan principal repayments                         (32,112)       (33,905)       (25,747)

Other(1)                                           (7,193)        (9,081)       (18,843)
                                                 --------       --------       --------
Change in total loans receivable                   11,845         17,854         35,693
                                                 --------       --------       --------
Total loans receivable at end of year            $100,655       $118,509       $154,202
                                                 ========       ========       ========

(1)      Consists of refinanced loans.

         LOAN COMMITMENTS. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $22.4 million at March 31, 1998.

         LOAN ORIGINATION AND OTHER FEES. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $451,000 of unearned loan fees and discounts at March 31, 1998.

         LOAN SERVICING. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 1998, the Bank was servicing $135.6 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 1998, the Bank held $2.0 million in escrow for its portfolio of loans serviced for others.

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

         In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans delinquent over 90 days is reduced by the full amount of accrued and uncollected interest.

         The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of generally accepted accounting principles ("GAAP") at the years indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.


                                                           At March 31,
                                                  -----------------------------

                                                  1996        1997        1998
                                                  ----        ----        ----
                                                      (Dollars in Thousands)
Loans accounted for on a  nonaccrual basis:
Real estate loans:
   Residential                                   $  399      $  526      $  418
   Construction                                     194         595          36
   Agricultural                                      --          --          --
   Commercial                                        --          --          --
Commercial non-real estate                           --          --          --
Consumer and other loans                             --           4          --
                                                 ------      ------      ------
Total                                               593       1,125         454
                                                 ------      ------      ------

Accruing loans which are contractually
 Past due 90 days or more:
Real estate loans:
   Residential                                       97          --           2
   Construction                                      --          --          --
   Agricultural                                      --          --          --
   Commercial                                        --          --          --
Commercial non-real estate                           --          --          --
Consumer and other loans                              2          --          --
                                                 ------      ------      ------
Total                                                99          --           2
                                                 ------      ------      ------

Total of nonaccrual and 90 days past
   due loans                                        692       1,125         456
Real estate owned                                    76         234         883
                                                 ------      ------      ------
Total nonperforming assets                       $  768      $1,359       $1339
                                                 ======      ======      ======

   Restructured loans                            $1,760      $1,742          --

Nonaccrual and 90 days or more past due
   loans as a percent of loans receivable, net     0.74%       1.00%       0.31%
Nonaccrual and 90 days or more past
   due loans as a percent of total assets          0.53%       0.82%       0.25%
Nonperforming assets as a percent of
   total assets                                    0.59%       0.99%       0.73%
Total nonperforming assets to total loans          0.76%       1.15%       0.87%



         Interest income that would have been recorded for the year ended March 31, 1998 had nonaccruing loans been current in accordance with their original terms amounted to approximately $66,000. The amount of interest included in interest income on such loans for the year ended March 31, 1998 amounted to approximately $31,000.

         REAL ESTATE OWNED. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 1998, the Bank had $883,000 of REO.

         ASSET CLASSIFICATION. The State of Washington has adopted various regulations regarding problem assets of savings institutions. The regulations require  that each  insured  institution  review  and  classify  its assets on a regular basis. In addition, in connection with examinations of insured institutions, State of Washington examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and monitored by the Company.

         At March 31, 1998, classified assets of the Company totaled $2.2 million. Assets classified as loss totaled $19,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $16,500 and installment loans of $2,500. Assets classified as substandard totaled $1.6 million and consisted of REO totaling $883,000, one consumer loan in the amount of $1,000, four construction loans totaling $416,000, 6 residential real estate loans totaling $276,000 and overdrawn NOW accounts totaling $22,000. Assets designated as special mention totaled $569,000 and consisted of seven residential real estate loans totaling $479,000, one agricultural real estate loan totaling $90,000. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                               At March 31,
                                   ----------------------------------

                                       1996       1997       1998
                                      ------     ------     ------
                                              (In Thousands)
Loss                                  $    2     $   20     $   19
Doubtful                              ------     ------     ------
Substandard                            1,219      2,006      1,598
Special mention                          342        618        569
                                      ------     ------     ------
Total classified assets               $1,563     $2,644     $2,186
                                      ======     ======     ======


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

         At March 31, 1998, the Bank had an allowance for loan losses of $1.1 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income.

                                                       Year Ended March 31,
                                                 ---------------------------------

                                                    1996       1997       1998
                                                    ----       ----       ----
                                                      (Dollars in Thousands)

Allowance at beginning of year                      $555       $701      $  974

Provision for loan losses(1)                         150        310         200

Recoveries                                            --         --          --

Charge-offs:
Real estate loans:
   Residential                                        --         --          --
   Construction                                       --         36          51
   Agricultural                                       --         --          --
   Commercial                                         --         --          --
Commercial non-real estate                            --         --          --
Consumer and other loans                               4          1           3
                                                    ----       ----      ------
Total charge-offs                                      4         37          54
                                                    ----       ----      ------
Net charge-offs                                        4         37          54
                                                    ----       ----      ------
Balance at end of year                              $701       $974      $1,120
                                                    ====       ====      ======

Allowance for loan losses as a percent of total
   loans receivable                                 0.70%      0.82%       0.73%
Net charge-offs to average outstanding loans          --       0.03%       0.04%

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Comparison of Operating Results for the Years Ended March 31, 1997 and 1998 -- Provisions for Loan Losses" for a discussion of the factors responsible for changes in the Bank's provision for loan losses between the years.

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the years indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                               At March 31,
                                   --------------------------------------------------------------------------
                                           1996                    1997                      1998
                                   --------------------------------------------------------------------------
                                                           (Dollars in Thousands)
                                                % of Loans               % of Loans               % of Loans
                                                in Category              in Category              in Category
                                                 to Total                 to Total                 to Total
                                    Amount        Loans      Amount        Loans       Amount       Loans
                                    ------        -----      ------        -----       ------       -----
Real estate loans:
   Residential                       $375         62.41%      $317         65.32%      $  367       57.06%
   Construction                       135         13.74        261         10.01          181        5.17
   Agricultural                       119         11.87        216         10.12          202        9.47
   Commercial                          --          4.01         97          4.55          310        8.06
Consumer and other loans               72          7.97         83         10.00           60       20.24
                                     ----        ------       ----        ------       ------      ------
Total allowance for loan losses      $701        100.00%      $974        100.00%      $1,120      100.00%
                                     ====        ======       ====        ======       ======      ======


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

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

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

         Investment securities are purchased primarily for managing liquidity. Generally, the Bank purchases mortgage-backed securities only during times of reduced loan demand

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the years indicated.

                                                                At March 31,
                                 -------------------------------------------------------------------------
                                                          (Dollars in Thousands)
                                        1996                      1997                     1998
                                        ----                      ----                     ----

                                 Carrying   Percent of    Carrying     Percent of   Carrying    Percent of
                                  Value     Portfolio      Value       Portfolio     Value      Portfolio
                                  -----     ---------      -----       ---------     -----      ---------

AVAILABLE-FOR-SALE:
Investment securities            $ 1,328        9.25%      $    --          --%     $ 2,654       16.09%
Mortgage-backed securities            --          --         2,599       25.79        7,970       48.32
                                 -------      ------       -------      ------      -------      ------
Total available-for-sale           1,328        9.25         2,599       25.79       10,624       64.41

HELD-TO-MATURITY:
U.S. Government and federal
   agency obligations             10,545       73.43         5,199       51.58        2,449       14.85
Mortgage-backed securities         2,488       17.32         2,281       22.63        3,420       20.74
                                 -------      ------       -------      ------      -------      ------
Total held-to-maturity            13,033       90.75         7,480       74.21        5,869       35.59
                                 -------      ------       -------      ------      -------      ------

Total                            $14,361      100.00%      $10,079      100.00%     $16,493      100.00%
                                 =======      ======       =======      ======      =======      ======


The table below sets forth certain  information  regarding  the carrying  value,
weighted   average   yields  and   maturities  of  the  Bank's   investment  and
mortgage-backed securities at March 31, 1998.

                                                         Over                 Over
                                   Less Than            One to               Five to            Over Ten
                                   One Year            Five Year            Ten Years            Years
                                   ---------           ---------            ---------            -----
                                                            (Dollars in Thousands)

                               Amount     Yield     Amount     Yield     Amount   Yield     Amount     Yield
                               ------     -----     ------     -----     ------   -----     ------     -----
U.S. Government and
  federal agency obligation    $   --        --%    $2,449      5.99%    $   --      --%   $ 2,654      7.75%
Mortgage-backed
  securities                        3      5.23         --        --         --      --     11,387      6.41
                               ------      ----     ------      ----     ------   -----    -------      ----
Total                          $    3      5.23%    $2,449      5.99%    $   --      --%   $14,041      6.66%
                               ======      ====     ======      ====     ======   =====    =======      ====

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

         DEPOSIT ACCOUNTS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of the States of Idaho and Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers
"TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit, although the Bank has in the past accepted brokered certificates of deposit. At March 31, 1998, the Bank had no brokered deposit. In March 31, 1998, certificates of deposit that are scheduled to mature in less than one year totaled $52.8 million. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         The following table sets forth information concerning the Bank's deposits at March 31, 1998.



             Weighted
              Average                                                                 Percentage
             Interest       Checking and                       Minimum                 of Total
               Rate        Savings Deposits                     Amount    Balance      Deposits
               ----        ----------------                     ------    -------      --------

                                         (In Thousands)
               1.23%      NOW                                   $  --     $ 19,389      16.93%
               3.05       Money Market Deposit                     --        9,078       7.93
               3.03       Passbook                                 --       13,418      11.72
                                                                          --------     ------
                                   Total Checking &  Passbook             $ 41,885      36.58

                          CERTIFICATES OF DEPOSIT
               4.51       7 days to 179 days                    2,500       10,096       8.82
               5.61       11 months special/non-renewable         500       12,973      11.33
               5.42       6 months to less than 1 year          1,000        9,665       8.44
               3.03       14 months special/non-renewable         500          368       0.32
               6.50       1 year to less than 2 years             500        7,625       6.66
               5.95       27 months special/non-renewable         500       10,328       9.02
               5.57       2 years to less than 3 years            500        7,160       6.25
               5.66       New 2 years to 5 years-Add on           100        2,768       2.42
               5.76       3 years to less than 4 years            500        4,391       3.84
               5.58       4 years to less than 5 years            500          624       0.55
               6.04       5 years to less than 10 years           500        5,746       5.02
               5.45       IRA Variable                             --          866       0.75
                                                                          --------     ------
                                   Total Certificates of  Deposit           72,610      63.42
                                                                          --------     ------

                                                   Total  Deposits        $114,495     100.00%
                                                                          ========     ======

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 1998. Jumbo certificates of deposit are certificates in amounts of more than $100,000.


          Maturity Period                                         Amount
          ---------------                                         ------
                                                             (In Thousands)

          Three months or less                                   $ 5,506
          Over three through six months                            3,991
          Over six through 12 months                               1,581
          Over 12 months                                           3,060
                                                                 -------

          Total jumbo certificates of deposit                    $14,138
                                                                 =======

         DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the years indicated.


                                                                          At March 31,
                                   ---------------------------------------------------------------------------------------
                                                 1996                             1997                   1998
                                   ---------------------------------------------------------------------------------------
                                                Percent               Percent                          Percent
                                                  of                    of      Increase                 of     Increase
                                      Amount     Total    Amount       Total   (Decrease)   Amount      Total   (Decrease)
                                      ------     -----    ------       -----   ----------   ------      -----   ----------
                                                                     (Dollars in Thousands)

    NOW accounts                    $ 14,617     12.67%  $ 15,943      14.82%   $ 1,326    $ 19,389     16.93%    $3,446
    Passbook accounts                 13,861     12.02     14,164      13.16        303      13,418     11.72       (746)
    Money market deposit
      accounts                         7,167      6.21      6,968       6.48       (199)      9,078      7.93      2,110
    Fixed-rate certificates
      which mature:
         Within 1 year                52,692     45.69     53,120      49.37        428      52,836     46.15       (284)
         After 1 year, but within
          2 years                     16,329     14.16     11,139      10.35     (5,190)     13,111     11.45      1,972
         After 2 years, but within
          5 years                     10,639      9.23      6,241       5.80     (4,398)      6,626      5.79        385
         Certificates maturing
           thereafter                     19      0.02         21       0.02          2          37      0.03         16
                                    --------    ------   --------     ------    -------    --------    ------         --
    Total                           $115,324    100.00%  $107,596     100.00%   $(7,728)   $114,495    100.00%    $6,899
                                    ========    ======   ========     ======    =======    ========    =======    ======




         TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Bank categorized by rates for the years indicated.

                                                      At March 31,
                                                      ------------

                                           1996           1997            1998
                                           ----           ----            ----
                                                     (In Thousands)
       3.0 - 3.99%                       $ 1,706         $   997         $ 1,001
       4.0 - 4.99%                         7,748           7,132         $ 7,995
       5.0 - 5.99%                        33,623          42,816          55,992
       6.0 - 6.99%                        31,263          17,082           6,638
       7.0 - 7.99%                         2,858           1,990             483
       8.0 - 8.99%                         1,993              51              49
       9% and over                           488             453             452
                                         -------         -------         -------
       Total                             $79,679         $70,521         $72,610
                                         =======         =======         =======

The following table sets forth the amount and maturities of time deposits at March 31, 1998.

                                                             Amount Due
                                                             ----------
                                                                                                Percent
                                          After       After      After                          of Total
                            Less Than    1 to 2      2 to 3     3 to 4     After              Certificate
                             One Year     Years       Years      Years    4 Years    Total      Accounts
                             --------     -----       -----      -----    -------    -----      --------
                                                      (Dollars in Thousands)

 3.0 - 3.99%                  $ 1,001     $    --     $   --     $   --     $ --     $ 1,001       1.38%
 4.0 - 4.99%                    7,836         113         46         --       --       7,995      11.01
 5.0 - 5.99%                   37,668      12,536      3,983      1,290      515      55,992      77.11
 6.0 - 6.99%                    6,313         325         --         --       --       6,638       9.14
 7.0 - 7.99%                        1         116        245          2      119         483       0.67
 8.0 - 8.99%                        5           4         40         --       --          49       0.06
 9% and over                       12          17        423         --       --         452       0.62
                              -------     -------     ------     ------     ----     -------     ------
 Total                        $52,836     $13,111     $4,737     $1,292     $634     $72,610     100.00%
                              =======     =======     ======     ======     ====     =======     ======


         DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Bank for the years indicated.


                                             Year ended March 31,
                                     ------------------------------------
                                       1996          1997          1998
                                       ----          ----          ----
                                                (In Thousands)
Beginning balance                    $ 88,787      $115,324      $107,596
                                     --------      --------      --------

Net increase (decrease)
  before interest credited             21,769       (11,902)        3,396
Interest credited                       4,768         4,174         3,503
                                     --------      --------      --------
Net increase (decrease)
  in savings deposits                  26,537        (7,728)        6,899
                                     --------      --------      --------

Ending balance                       $115,324      $107,596      $114,495
                                     ========      ========      ========


         BORROWINGS. The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 40% of total assets.

         The  following   tables  sets  forth  certain   information   regarding
borrowings by the Bank for the years indicated:


                                                             At or For the
                                                          Year Ended March 31,
                                                ---------------------------------------
                                                     1996        1997          1998
                                                     ----        ----          ----
                                                         (Dollars in Thousands)
Maximum amount of FHLB advances outstanding
  At any month end during the year                 $ 9,688      $15,060      $39,323
Approximate average FHLB advances
  Outstanding during the year                        4,862        8,488       32,566
Balance of FHLB advances outstanding
  at end of year                                     2,304       13,922       35,656
Weighted average rate paid on
  FHLB advances at end of year                        6.10%        5.87%        5.84%
Approximate weighted average rate paid on
  FHLB advances during the year                       6.19%        5.90%        6.26%




                                                      One Year to     Five Years to
                                     Less than One   Less than Five   Less than Ten   Greater than
                                          Year           Years           Years          Ten Years
                                          ----           -----           -----          ---------
Maturities of advances from FHLB        $22,579         $11,606          $  --           $1,471
Percentage of total advances              63.32%          32.55%          0.00%            4.13%





COMPETITION

      The bank operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions and other thrifts operating in its market area. The Bank's competitors include large regional and superregional banks. These institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Banks. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Banks competition for loans comes from commercial banks and other thrifts operating in its market as well as from mortgage bankers and brokers, consumer finance companies, and, with respect to agricultural loans, government sponsored lending programs. Such competition for deposits and the origination of loans may limit the Bank's growth and profitability in the future.


SUBSIDIARY ACTIVITIES

      The Bank has one subsidiary, Tri-Star Financial who sells life insurance and tax deferred annuities on an agency basis. At March 31, 1998, the Bank's equity investment in its subsidiary was $47,000.

PERSONNEL

      As of March 31, 1998, the Bank had 87 full-time and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.




                                   REGULATION

FIRST BANK NORTHWEST

         GENERAL. As a state-chartered, federally insured depository institution, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Washington Department of Financial Institutions, Division of Banks ("Division") and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of Washington, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

         Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

         STATE REGULATION AND SUPERVISION. As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington State law and the regulations of the Division adopted thereunder. Washington State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

         DEPOSIT INSURANCE. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. The FDIC is authorized to raise assessment rates in certain circumstances.

         Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the Bank Insurance Fund ("BIF"), which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

         PROMPT CORRECTIVE ACTION. The federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

         At March 31, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard.

         CAPITAL REQUIREMENTS. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

          The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

         FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified.

         An undercapitalized, significantly undercapitalized, or critically undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage.

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 1998, the Bank had a Tier 1 capital to average assets ratio of 11.4%, a Tier 1 capital to risk-weighted assets ratio of 17.1%, and a Total capital to risk-weighted assets ratio of 18.1%.

         The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available-for-sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

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

         The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

         ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

         Subject to certain regulatory exceptions, FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank or for which the FDIC has granted and exception must cease the impermissible activity.

         FEDERAL RESERVE SYSTEM. In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.8 million of transaction accounts and for amounts greater than $47.8 million, the reserve requirement is 10% of that portion of total transaction accounts in excess of $47.8 million. The first $4.4 million of otherwise reservable balances are exempt from reserve requirements. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of March 31, 1998, the Bank met its reserve requirements.

         AFFILIATE TRANSACTIONS. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

         Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

         COMMUNITY REINVESTMENT ACT. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received an "Outstanding" rating during its most recent CRA examination.

         DIVIDENDS. Dividends from the Bank will constitute the major source of funds for dividends which may be paid by the Holding Company. The amount of dividends payable by the Bank to the Holding Company will depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

         The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

         HOLDING COMPANY ACQUISITIONS. The Home Owners Loan Act ("HOLA") and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         HOLDING COMPANY ACTIVITIES. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

         QUALIFIED THRIFT LENDER TEST. The HOLA provides that any savings and loan holding company that controls a savings association that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1998, the Bank was in compliance with the QTL test.



ITEM 2.  DESCRIPTION OF PROPERTIES

         The Bank operates six full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville and Coeur d'Alene, Idaho, and Clarkston, Washington. The Company owns all of the Idaho facilities and leases the Washington building on a month-to-month tenancy for three years which began July 1, 1997. The Bank also operates one loan production office in Lewiston and one in Coeur d'Alene, Idaho, which is located in the same facility as its full-service office. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 1998, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $4.7 million.


ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of FirstBank Corp. is traded on the NASDAQ National Market under the symbol FBNW. The table below reflects the high and low closing and sales prices of the common stock and cash dividends paid per share for the last two fiscal years. The common stock began trading on July 2, 1997. At March 31, 1998 there were 333 record holders of common stock of the Company.


                         1998              High          Low           Dividends
                         ----              ----          ---           ---------
               First Quarter               N/A           N/A              N/A
               Second Quarter             19.125        15.250           0.00
               Third Quarter              18.875        15.625           0.07
               Fourth Quarter             21.125        18.188           0.07


                         1997              High          Low           Dividends
                         ----              ----          ---           ---------
               First Quarter               N/A           N/A              N/A
               Second Quarter              N/A           N/A              N/A
               Third Quarter               N/A           N/A              N/A
               Fourth Quarter              N/A           N/A              N/A


         The payment of dividends on the common stock is subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Bank. Accordingly, there can be no present assurance that any dividends will be paid. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, since the Company has no significant source of income other than dividends from the Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company depends in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company is subject to regulatory restriction under Federal Reserve policy as well as to limitation under applicable provisions of Delaware corporate law. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

         This report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual facts to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.

         The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.


OPERATING STRATEGY

         The Company's primary goal has been to improve the Company's profitability while maintaining a sound capital position. To accomplish this goal, the Company has employed an operating strategy that includes: (1) originating for its portfolio residential mortgage loans, primarily with adjustable rates or with fixed rates with terms of 15 years or less, secured by properties located in its primary market area; (2) enhancing net income and controlling interest rate risk by originating fixed-rate residential mortgage loans for sale in the secondary market, as market conditions permit, as a means of generating current income through the recognition of cash gains on loan sales and loan servicing fees; (3) increasing its average yield on interest-earning assets by originating for portfolio higher-yielding construction, commercial real estate and agricultural real estate loans; and (4) controlling asset growth to a level sustainable by the Company's capital position. The Company has adopted a community banking strategy pursuant to which it will expand the products and services it offers within its primary market area in order to improve market share and increase the average yield of its interest-earning assets. Specifically, the Company intends to expand its agricultural real estate and commercial real estate lending activities. The Company also intends to expand its non-mortgage lending activities by increasing its emphasis on originating agricultural operating loans and commercial business loans. These loans afford the Company the opportunity to achieve higher interest rates with shorter terms to maturity than residential mortgage loans. As part of this strategy, the Company hired an experienced commercial loan officer to head the commercial loan department in 1997. In fiscal 1998, the commercial department added three experienced officers and the agricultural department expanded its lending capabilities with the addition of two locally established loan officers. There can be no assurances that the Company will be successful in its efforts to increase its originations of these types of loans. Management anticipates that the Company will incur ongoing expenses in connection with the implementation and maintenance of the new credit card and online banking programs, and as various programs and services, such as its commercial real estate and business lending operations, are introduced or expanded. These expenses could reduce earnings for a period of time while income from new programs and services increases to a level sufficient to cover the additional expenses.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND MARCH 31, 1998

         Total assets increased $45.9 million, or 33.4%, from $137.7 million at March 31, 1997 to $183.6 million at March 31, 1998. The growth in assets is primarily attributable to an increase in loans receivable, cash and cash equivalents, and investment and mortgage-backed securities, resulting primarily from the deployment of funds received by the Company from its public offering of common stock and increased FHLB advances. Net loans receivable increased from $113.0 million at March 31, 1997 to $145.7 million at March 31, 1998. The mix of loans has changed reflecting the Company's community banking strategy. In real estate loans: residential mortgage loans decreased from 65.3% to 57.1% of total loans, construction loans decreased from 10.0% to 5.0%, agricultural loans decreased from 10.1% to 9.5% and commercial mortgage loans increased from 4.6% to 8.1%. In non-real estate loans: home equity lines decreased from 4.2% to 4.0 %, agricultural operating lines increased from 0.9% and 1.5%, commercial business loans increased from 1.4% to 10.8% and other loans from 3.5% to 4.0%. During the year ended March 31, 1998, the Company retained for its portfolio fixed-rate mortgage loans with terms of 15 years or less totaling $8.4 million. In addition adjustable-rate mortgage loans that adjust after a fixed period of three or five years, which the Company retains for its portfolio, were in higher demand by borrowers during this period. Cash and cash equivalents increased from $5.3 million to $8.4 million and investment securities decreased from $5.2 million to $5.1 million. Mortgage-backed securities increased from $4.9 million to $11.4 million, due to a portion of the conversion proceeds being invested in short term collateralized mortgage obligations.

         Total liabilities increased from $126.6 million at March 31, 1997 to $153.6 million at March 31, 1998. Deposits increased $6.9 million from $107.6 million at March 31, 1997 to $114.5 million at March 31, 1998. FHLB advances increased from $13.9 million at March 31, 1997 to $35.7 million at March 31, 1998. Included in these advances is $5.0 million in callable advances, as the Company increased its use of borrowings to fund asset growth.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1997 AND 1998

         GENERAL. Net income increased $1.1 million, from $649,000 (basic and diluted per share data not available, as the company had no shares outstanding in fiscal 1997) for the year ended March 31, 1997 to $1.7 million ($0.93 per share basic; $0.93 per share diluted) for the year ended March 31, 1998. The Company experienced an increase in net interest income and non-interest income in fiscal 1998 compared to fiscal 1997. However, these increases were partially offset by an increase in non-interest expense. Non-interest expense for the year ended March 31, 1997 included a one-time, special assessment of $584,000 for the purpose of recapitalizing the SAIF. Excluding the special assessment and related tax effects, net income would have been $1.0 million for fiscal 1997.

         NET INTEREST INCOME. Net interest income increased $1.9 million, or 38.8%, from $4.9 million for the year ended March 31, 1997 to $6.8 million for the year ended March 31, 1998. The most significant portion of this increase was a result of earnings from the investment of conversion proceeds which were utilized to purchase mortgage-backed securities and to originate and retain a larger portion of loans. The Company's spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities increased from 3.68% for fiscal 1997 to 3.72% for fiscal 1998.

         Total interest income increased $3.1 million from $10.2 million for the year ended March 31, 1997 to $13.3 million for the year ended March 31, 1998. Interest income on loans receivable increased $2.5 million, or 27.2%, from $9.2 million for fiscal 1997 to $11.7 million for fiscal 1998. The increase was the result of a larger average balance of loans in fiscal 1998, and a slight increase in average yield on the loan portfolio. Interest income on mortgage-backed and related securities increased $466,000 from fiscal 1997 to fiscal 1998 primarily as a result of a larger average balance of mortgage-backed securities in fiscal 1998. Interest income on investment securities decreased $242,000 from fiscal 1997 to fiscal 1998 as a result of a smaller average balance in fiscal 1998, and a decrease in the average yield. Interest income on other interest-earning assets increased $459,000 from fiscal 1997 to fiscal 1998 as a result of a larger average balance and a higher yield in fiscal 1998.

         Interest expense increased by $1.2 million, from $5.3 million for the year ended March 31, 1997 to $6.5 million for the year ended March 31, 1998. Interest expense on deposits decreased $181,000, or 3.7%, from fiscal 1997 to fiscal 1998. The average balance of deposits decreased slightly from fiscal 1997 to fiscal 1998, and the average rate paid on deposits decreased. Interest expense on FHLB advances increased $1.4 million from $499,000 in fiscal 1997 to $1.9 million in fiscal 1998 as a result of a larger average balance of borrowings in fiscal 1998.

         PROVISION FOR LOAN LOSSES. The provision for loans losses was $200,000 for the year ended March 31, 1998 compared to $310,000 for the year ended March 31, 1997. Management increased the provision for loan losses in fiscal 1997 after considering the anticipated growth of the loan portfolio, including the growth of commercial real estate and consumer loans, which generally are riskier than residential mortgage loans. In 1998 the provision for loan losses was increased according to the actual mix of loans funded during the year. The
Company's allowance for loan losses was $1,120,000 or 0.8% of total loans receivable, at March 31, 1998, compared to $974,000, or 0.8% of total loans receivable, at March 31, 1997. Net loan charge-offs were $54,000 during fiscal 1998 compared to $37,000 during fiscal 1997.

         NON-INTEREST INCOME. Total non-interest income increased $36,000, or 1.6%, from fiscal 1997 to fiscal 1998. Income on gain on sales of loans decreased $181,000, or 15.1%, from fiscal 1997 to fiscal 1998 due to lower servicing released premiums caused by lower interest rates. Service fees and charges increased $174,000, which was caused by an increase in checking account fee income. This increase was due to a growing number of NOW accounts and an increase in corresponding fees charged. Commissions increased $43,000, resulting from higher life and accidental health insurance sales on installment loans.

         NON-INTEREST EXPENSE. Total non-interest expense increased $302,000, or 5.1%, from $5.9 million for the year ended March 31, 1997 to $6.2 million for the year ended March 31, 1998. Compensation and related benefits increased
$439,000, or 14.1%, from fiscal 1997 to 1998. Advertising expenses increased $47,000, or 29.1% and data processing expenses increased $132,000, or 83.5%, between the periods while legal fees increased $46,000. These increases were primarily the result of the increased level of operations in 1998 undertaken by the Company. All other non-interest expenses decreased approximately $362,000, or 14.9%.

         INCOME TAXES. Income taxes were $944,000 for the year ended March 31, 1998 compared with $264,000 for the year ended March 31, 1997. The increase in income tax expense in fiscal 1998 was primarily the result of an increase in taxable income.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

         The following table sets forth certain information for the years indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the years indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the years presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                   Years Ended March 31,
                                ------------------------------------------------------------------------------------------
                                             1996                          1997                          1998
                                             ----                          ----                          ----
                                           Interest   Average            Interest   Average            Interest    Average
                                Average      and      Yield/    Average     and     Yield/   Average      and      Yield/
                                Balance   Dividends    Cost     Balance  Dividends   Cost    Balance   Dividends    Cost
                                -------   ---------    ----     -------  ---------   ----    -------   ---------    ----
                                                                  (Dollars in Thousands)
Interest-earning assets(1):
Loans receivable               $ 91,849     $8,408     9.15%    $106,295  $ 9,249    8.70%   $133,294   $11,695    8.77%
Mortgage-backed securities        2,622        157     5.99        2,588      147    5.68       9,589       613    6.39
Investment securities             6,553        457     6.97        8,955      534    5.96       5,164       292    5.65
Other earning assets             12,026        530     4.41        5,834      262    4.49      10,005       721    7.21
                               --------     ------              --------  -------            --------   -------
Total interest-earning assets   113,050      9,552     8.45      123,672   10,192    8.24     158,052    13,321    8.43

Non-interest-earning assets       5,460                            6,259                        9,011
                               --------                         --------                     --------
Total assets                   $118,510                         $129,931                     $167,063
                               ========                         ========                     ========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts             $ 35,072        876     2.50     $ 36,457      818    2.24    $ 38,245       890    2.33
Certificates of deposit          66,066      3,917     5.93       72,550    4,021    5.54      70,743     3,769    5.33
                               --------     ------              --------  -------            --------   -------
Total deposits                  101,138      4,793     4.74      109,007    4,839    4.44     108,988     4,659    4.27

Advances from FHLB                5,419        365     6.74        8,080      499    6.18      30,560     1,914    6.26
                               --------     ------              --------  -------            --------   -------
Total interest-bearing
    liabilities                 106,557      5,158     4.84      117,087    5,338    4.56     139,548     6,573    4.71
                                            ------                        -------                       -------
Non-interest-bearing
    liabilities                   1,826                            2,003                        3,067
                               --------                         --------                     --------
Total liabilities               108,383                          119,090                      142,615
                               --------                         --------                     --------
Total stockholders' equity       10,127                           10,841                       24,448
                               --------                         --------                     --------

Total liabilities and
   total stockholders' equity  $118,510                         $129,931                     $167,063
                               ========                         ========                     ========

Net interest income                         $4,394                        $ 4,854                       $ 6,748
                                            ======                        =======                       =======

Interest rate spread                                   3.61%                         3.68%                         3.72%
                                                       ====                          ====                          ====

Net interest margin                           3.89%                          3.92%                         4.27%
                                            ======                        =======                       =======

Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                   106.09%                                   105.62%                       113.26%
                               ========                                   =======                       =======

(1)  Does not include interest on loans 90 days or more past due.

RATE/VOLUME ANALYSIS

         The following table sets forth the effects of changing rates and volumes on the interest income and interest expense of the Company. Information is provided with respect to: (i) effects attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects attributable to changes in volume (changes in volume multiplied by prior rate); (iii) effects attributable to changes in rate/volume (changes in rate multiplied by changes in volume); and (iv) the net change (the sum of the prior columns.)


                                        Year Ended March 31, 1997                     Year Ended March 31, 1998
                                         Compared to Year Ended                        Compared to Year Ended
                                              March 31, 1996                              March 31, 1997
                                              --------------                              --------------
                                           Increase (Decrease)                          Increase (Decrease)
                                                  Due to                                      Due to
                                                  ------                                      ------
                                                        Rate/                              Rate/
                                   Rate      Volume    Volume       Net        Rate       Volume    Volume      Net
                                   ----      ------    ------       ---        ----       ------    ------      ---
                                                                   (In Thousands)
Interest-earning assets:
Loans receivable(1)                $(38)      $814       $65        $841       $ 75       $2,352     $ 19      $2,446
Mortgage-backed securities           (8)        (2)       --         (10)        18          398       50         466
Investment securities               (66)       167       (24)         77       (115)        (161)      34        (242)

Other earning assets                 10       (273)       (5)       (268)       211          138      110         459
                                   ----       ----       ---        ----       ----       ------     ----      ------

Total net change in income
on interest-earning assets         (102)       706        36         640        180        2,727      213       3,129
                                   ----       ----       ---        ----       ----       ------     ----      ------

Interest-bearing liabilities:
 Passbook, NOW and money
   market accounts                  (90)        36        (4)        (58)        32           37        2          71
Certificates of deposit            (258)       386       (24)        104       (156)        (100)       4        (252)
FHLB advances                       (29)       178       (15)        134          7        1,389       20       1,416
                                   ----       ----       ---        ----       ----       ------     ----      ------

Total net change in expense
on interest-bearing liabilities    (377)       600       (43)        180       (117)       1,326       26       1,235
                                   ----       ----       ---        ----       ----       ------     ----      ------

Net increase (decrease) in net
  interest income                  $275       $106       $79        $460       $306       $1,401     $187      $1,894
                                   ====       ====       ===        ====       ====       ======     ====      ======


(1)  Does not include interest on loans 90 days or more past due.


ASSET AND LIABILITY MANAGEMENT

         The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Company has sought to reduce exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio shorter term loans and loans with interest rates subject to periodic adjustment to market conditions and by selling substantially all of its longer term, fixed-rate residential mortgage loans. The Company has historically relied on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes non-interest-bearing transaction accounts and certificates of deposit with longer maturities (up to five years) to reduce the interest sensitivity of its interest-bearing liabilities.

MARKET RISK

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The on-going monitoring and management of the risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of March 31, 1998 as compared to the 10.00% Board approved policy limit.


                                      -200 BP        Flat       +200 BP
                                      -------        ----       -------
                                           (Dollars in Thousands)
Year 1 NII                            $6,932        $6,994      $6,928
NII $ Change                             (62)           --         (66)
NII % Change                           (0.89%)          --       (0.94%)


         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected future operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables.

Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1998, cash and cash equivalents totaled $8.4 million, or 4.6% of total assets In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $35.7 million at March 31, 1998.

         The primary investing activity of the Company is the origination of mortgage loans. During the years ended March 31, 1997 and 1998, the Company originated loans in the amounts of $119.5 million and $145.3 million respectively. At March 31, 1998, the Company had loan commitments totaling $22.4 million and undisbursed lines of credit totaling $8.4 million, undisbursed loans in process totaling $6.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1998 totaled $52.8 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of March 31, 1998, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total capital to risk-weighted assets 11.4%, 17.1% and 18.1%, respectively. For a detailed discussion of regulatory Capital requirements, see "REGULATION - State Regulation and Supervision -- Capital Requirements."


YEAR 2000 ISSUES

         The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

         All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. The Company's service bureau informed the Company that it intends to complete its year 2000 adjustment by June 1998 and to make its systems available for testing in December 1998. The Company has developed a plan and created a committee of the Board of Directors to analyze how the year 2000 will impact its operations and to monitor the status of its vendors. The Company will continue to monitor its status as well as its service providers' status in their efforts to become year 2000 compliant. The Company does not believe that the costs associated with its actions and those of its vendors will be material to the Company. The Company's service bureau will make available certain software that will allow the Company to test its critical applications. The Company estimates the costs incurred for the implementation and testing of such software to be $100,000. Such costs are expected to be incurred during fiscal 1999. The costs for accomplishing the Company's plans to complete the year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumption of future events, including the continued availability of various resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. In the event the Company's service bureau is unable to fulfill its contractual obligations to the Company, it could have a significant adverse impact on the financial condition and results of operations of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires an entity to
(a) classify items of the comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. The Company does not expect adoption to have a material effect on its consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The statement also requires public companies to report certain information about their products and services and the geographic areas in which they operate. This statement is effective for fiscal years beginning after December 15, 1997. The statement does not need to be applied to interim financial statements in the initial year of its application, but such comparative information will be required in interim statements in the second year. The Company does not expect adoption to have a material effect on the Company's financial statements.


EFFECT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference under the caption "Consolidated Financial Statements" in the 1998 Annual Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The  information  concerning the Company's  directors  required by this
Item is incorporated by reference form the information set forth under the caption "Proposal 1 - Election of Director" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held on July 22, 1998 (the "1998 Proxy Statement").

         The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the 1998 Proxy Statement.

                   EXECUTIVE OFFICERS OF THE COMPANY AND BANK


                                                  Position
                     Age at                       --------
                     March 31,
Name                 1998        Company                           Bank
----                 ----        -------                           ----

Clyde E. Conklin      46     President and Chief Executive     Chief Executive Officer
                             Officer

Larry K. Moxley       47     Executive Vice President,         Chief Financial Officer and
                             Chief Financial Officer and       Secretary/Treasurer
                             Corporate Secretary

Terence A. Otte       41     --                                Senior Vice President, Agricultural and
                                                               Consumer Lending

Donn L. Durgan        43     --                                Senior Vice President, Residential Lending

Douglas R. Ax         42     --                                Senior Vice President, Commercial Lending


BIOGRAPHICAL INFORMATION

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

TERENCE A. OTTE joined the Bank in June 1989 as an Agricultural Loan Officer. From 1 991 to 1994, he served as manager of the Bank's Moscow, Idaho branch. In 1994 he became Vice President-Lending and Agricultural Lending Manager and in 1996 became Vice President, Agricultural and Consumer Lending and Compliance Officer.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The information provided by this Item is incorporated by reference to the information under the captions "Directors' Compensation" and "Executive Compensation" in the 1998 Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 1998 Proxy Statement.






                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Articles of Incorporation of the Registrant*
                  3.2      Bylaws of the Registrant*
                  10.1     Employment  Agreement  between  FirstBank  Northwest,
                           FirstBank Corp. and Clyde E. Conklin
                  10.2     Employment  Agreement  between  FirstBank  Northwest,
                           FirstBank Corp. and Larry K. Moxley*
                  10.3     Salary  Continuation  Agreement between First Federal
                           Bank of Idaho F.S.B. and Clyde E. Conklin*
                  10.4     Salary  Continuation  Agreement between First Federal
                           Bank of Idaho, F.S.B. and Larry K. Moxley*
                  21       Subsidiaries of the Registrant
                  23       Consent of BDO Seidman, LLP
                  27       Financial Data Schedule

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTBANK CORP.


Date:  June 11, 1998               By: /s/ CLYDE E. CONKLIN
                                       ---------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                              DATE


/s/ CLYDE E. CONKLIN             President, Chief                  June 11, 1998
-----------------------------    Executive Officer and
    Clyde E. Conklin             Director (Principal
                                 Executive Officer)


/s/ LARRY K. MOXLEY              Chief Financial Officer           June 11, 1998
-----------------------------    and Director (Principal
    Larry K. Moxley              Financial Officer)


/s/ CYNTHIA M. MOORE             Controller                        June 11, 1998
-----------------------------    (Principal Accounting Officer)
    Cynthia M. Moore


/s/ WILLIAM J. LARSON            Director                          June 11, 1998
-----------------------------
    William J. Larson


/s/ STEVE R. COX                 Director                          June 11, 1998
-----------------------------
    Steve R. Cox


/s/ ROBERT S. COLEMAN, SR.       Director                          June 11, 1998
-----------------------------
    Robert S. Coleman, Sr.


/s/ JAMES N. MARKER              Director                          June 11, 1998
-----------------------------
    James N. Marker


/s/ W. DEAN JURGENS              Director                          June 11, 1998
-----------------------------
    W. Dean Jurgens