Form 10KSB/A
period 1998-03-31
FIRSTBANK CORP/ID
filed 1998-06-16
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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



                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  21       Subsidiaries of the Registrant
                  22       Consolidated Financial Statements of Firstbank Corp.
                           and Subsidiaries
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTBANK CORP.


Date:  June 16, 1998               By: /s/ CLYDE E. CONKLIN
                                       ---------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                              DATE


/s/ CLYDE E. CONKLIN             President, Chief                  June 16, 1998
-----------------------------    Executive Officer and
    Clyde E. Conklin             Director (Principal
                                 Executive Officer)


/s/ LARRY K. MOXLEY              Chief Financial Officer           June 16, 1998
-----------------------------    and Director (Principal
    Larry K. Moxley              Financial Officer)


/s/ CYNTHIA M. MOORE             Controller                        June 16, 1998
-----------------------------    (Principal Accounting Officer)
    Cynthia M. Moore


/s/ WILLIAM J. LARSON            Director                          June 16, 1998
-----------------------------
    William J. Larson


/s/ STEVE R. COX                 Director                          June 16, 1998
-----------------------------
    Steve R. Cox


/s/ ROBERT S. COLEMAN, SR.       Director                          June 16, 1998
-----------------------------
    Robert S. Coleman, Sr.


/s/ JAMES N. MARKER              Director                          June 16, 1998
-----------------------------
    James N. Marker


/s/ W. DEAN JURGENS              Director                          June 16, 1998
-----------------------------
    W. Dean Jurgens