Form 10QSB
period 1998-06-30
FIRSTBANK CORP/ID
filed 1998-08-13
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)


    (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 1998.


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

Common Stock 1,983,750 shares outstanding on June 30, 1998

Transitional Small Business Disclosure Format (check one):

      ( ) Yes         (X) No

                                 FIRSTBANK CORP.
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


Item    1. Financial Statements                                            Page

        Consolidated Statements of Financial Condition
           As of June 30, 1998 and March 31, 1998                            1
        Consolidated Statements of Income
           For the three months ended June 30, 1998 and June 30, 1997        2
        Consolidated Statements of Cash Flows
           For the three months ended June 30, 1998 and June 30, 1997        3
        Consolidated Statements of Comprehensive Income
           For the three months ended June 30, 1998 and June 30, 1997        4
        Notes to Consolidated Financial Statements                           5

Item    2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6 - 8



PART II. OTHER INFORMATION

Item    1. Legal Proceedings                                                 9
Item    2. Changes in Securities                                             9
Item    3. Defaults Upon Senior Securities                                   9
Item    4. Submission of Matters to a Vote of Security Holders               9
Item    5. Other Information                                                 9
Item    6. Exhibits and Reports on Form 8-K                                  9

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        FirstBank Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                             At June 30,     At March 31,
                                                                                1998             1998
                                                                           -------------    -------------
                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Non-interest bearing deposits                                            $   5,292,762    $   5,443,129
  Interest bearing deposits                                                    2,280,702        1,139,185
  Federal funds sold                                                           1,613,933        1,834,506
                                                                           -------------    -------------
Total cash and cash equivalents                                                9,187,397        8,416,820

Investment securities:
  Held-to-maturity                                                             1,746,136        2,449,375
  Available-for-sale                                                           3,181,073        2,654,233
Mortgage-backed securities:
  Held-to-maturity                                                             3,318,291        3,420,153
  Available-for-sale                                                           7,651,499        7,969,533
Certificates of deposit                                                          991,000          991,000
Loans receivable, net                                                        156,664,988      145,696,660
Accrued interest receivable                                                    1,761,948        1,374,239
Real estate owned                                                                718,579          883,441
Stock in FHLB, at cost                                                         2,166,175        2,110,075
Premises and equipment, net                                                    4,727,091        4,705,829
Income taxes receivable                                                           59,429          468,807
Cash surrender value of life insurance policies                                1,529,266        1,400,055
Mortgage servicing assets                                                        551,633          406,666
Other assets                                                                     177,285          616,284
                                                                           -------------    -------------
TOTAL ASSETS                                                               $ 194,431,790    $ 183,563,170
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                 $ 119,960,680    $ 114,495,090
  Advances from borrowers for taxes and insurance                                727,600        1,329,080
  Advances from FHLB                                                          42,202,106       35,655,579
  Deferred federal and state income taxes                                        201,497          245,017
  Accrued expenses and other liabilities                                         949,223        1,830,406
                                                                           -------------    -------------
Total Liabilities                                                            164,041,106      153,555,172
                                                                           -------------    -------------

Stockholders' Equity (Note 4):
  Preferred stock, $.01 par value,  500,000 shares authorized; 0 shares
    issued and outstanding                                                             0                0
  Common stock, $.01 par value, 5,000,000 shares authorized; 1,983,750
    shares issued and outstanding                                                 19,838           19,838
  Additional paid-in-capital                                                  19,039,968       18,989,977
  Retained earnings, substantially restricted                                 12,797,667       12,493,990
  Unearned ESOP shares (Note 3):                                              (1,442,860)      (1,493,430)
  Accumulated comprehensive loss:
    Unrealized losses on securities; available-for-sale, net of tax              (23,929)          (2,377)
                                                                           -------------    -------------
Total Stockholders' Equity                                                    30,390,684       30,007,998
                                                                           -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 194,431,790    $ 183,563,170
                                                                           =============    =============

See accompanying notes to consolidated financial statements

                        FirstBank Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                             Three-months ended June 30,
                                                                 1998         1997
                                                              ----------   ----------
                                                                    (Unaudited)
Interest income:
  Loans receivable                                            $3,188,642   $2,665,741
  Mortgage-backed securities                                     168,078       97,154
  Investment securities                                           67,795       71,826
  Other interest earning assets                                  160,808       63,572
                                                              ----------   ----------
Total interest income                                          3,585,323    2,898,293

Interest expense:
  Deposits                                                     1,219,432    1,170,111
  Advances from FHLB                                             525,412      331,530
                                                              ----------   ----------
Total interest expense                                         1,744,844    1,501,641

Net interest income                                            1,840,479    1,396,652
Provision for loan losses                                        135,736       18,000
                                                              ----------   ----------
Net interest income after provision for loan losses            1,704,743    1,378,652

Non-interest income:
  Gain on sale of loans                                          443,954      180,231
  Service fees and charges                                       331,390      257,278
  Commissions and other                                           39,637       26,374
                                                              ----------   ----------
Total non-interest income                                        814,981      463,883

Non-interest expense:
  Compensation and related benefits                              949,885      826,256
  Occupancy                                                      215,020      178,229
  Other                                                          656,590      477,112
                                                              ----------   ----------
Total non-interest expense                                     1,821,495    1,481,597

Income before income tax expense                                 698,229      360,938
Income tax expense                                               247,651      135,479
                                                              ----------   ----------
Net Income                                                    $  450,578   $  225,459
                                                              ==========   ==========

Earnings per share (Note 2):
  Net income per share (basic and diluted)                    $     0.25          N/A
  Weighted average shares outstanding                          1,838,562          N/A

See accompanying notes to consolidated financial statements

                        FirstBank Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                  Three-months ended June 30,
                                                                                     1998            1997
                                                                                 ------------    ------------
                                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                                                     $    450,578    $    225,459
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                      162,058         124,127
    Provision for loan losses                                                         135,736          18,000
    Gain on sale of loans                                                            (443,954)       (180,231)
    FHLB stock dividends                                                              (40,700)        (21,500)
    ESOP compensation expense                                                         100,561              --
    Other (gains) losses, net                                                          50,465          (1,133)
    Provision for real estate owned                                                    20,410          14,259
    Deferred compensation expense                                                      17,731              --
    Deferred income taxes                                                             (29,579)        (25,278)
  Changes in assets and liabilities:
    Accrued interest receivable and other assets                                     (437,425)       (698,656)
    Accrued expenses and other liabilities                                           (898,914)       (733,108)
    Loss on sale of investment securities: available-for-sale                              --              --
    Income taxes receivable (payable)                                                 409,378          59,385
                                                                                 ------------    ------------
Net cash used in operating activities                                                (503,655)     (1,218,676)

Cash flows from investing activities:
  Purchase of mortgage-backed securities; available-for-sale                         (750,000)     (2,509,870)
  Proceeds from maturities of mortgage-backed securities; held-to-maturity            100,009         304,259
  Proceeds from maturities of mortgage-backed securities; available-for-sale          993,648              --
  Decrease in loans receivable from loans sold                                     20,845,679       9,860,203
  Other net change in loans receivable                                            (31,701,556)    (22,272,082)
  Purchase of FHLB stock                                                              (15,400)       (490,000)
  Purchases of premises and equipment                                                (193,013)       (288,569)
  Proceeds from sale of fixed assets                                                  336,357              --
  Net increase in cash surrender value of life insurance policies                    (129,211)        (17,637)
  Proceeds from sale of real estate owned                                             353,984          49,000
  Purchase of investment securities; available for sale                              (580,000)             --
  Proceeds from maturities of investment securities; held-to-maturity                 750,000              --
                                                                                 ------------    ------------
Net cash used in investing activities                                              (9,989,503)    (15,364,696)

Cash flows from financing activities:
  Cash paid for dividends                                                            (146,902)             --
  Net increase in deposits                                                          5,465,590       4,582,377
  Bank overdrafts                                                                          --        (902,916)
  Advances from borrowers for taxes and insurance                                    (601,480)       (492,349)
  Advances from FHLB                                                               33,600,000      75,709,027
  Payments on advances from FHLB                                                  (27,053,473)    (62,012,499)
                                                                                 ------------    ------------
Net cash provided by financing activities                                          11,263,735      16,883,640

Net increase in cash and cash equivalents                                             770,577         300,268

Cash and cash equivalents, beginning of period                                      8,416,820       5,302,736
                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                         $  9,187,397    $  5,603,004
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                       1,748,619       1,504,528
     Income taxes                                                                      18,934         101,000
  Noncash investing and financing activities:
     Unrealized (gains) losses on securities; available-for-sale, net of tax           21,552         (67,393)
     Loans receivable charged to the allowance for loan losses                         20,761             994
     Transfer from loans converted to real estate acquired through foreclosure        195,767         194,749

See accompanying notes to consolidated financial statements

                        FirstBank Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                    Three Months Ended June 30,
                                                         1998         1997
                                                      ---------    ---------
                                                            (Unaudited)

Net Income                                            $ 450,578    $ 225,459
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on securities;
    available-for-sale, net of tax                      (21,552)      40,800
                                                      ---------    ---------
  Net other comprehensive income (loss)                 (21,552)      40,800
                                                      ---------    ---------
Comprehensive income                                  $ 429,026    $ 266,259
                                                      =========    =========


See accompanying notes to consolidated financial statements

                        FIRSTBANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on April 1, 2000 to affect its financial statements.

The unaudited consolidated financial statements of FirstBank Corp. ("the Company") include the accounts of its wholly-owned subsidiary, FirstBank
Northwest  (the  "Savings  Bank")  and  it's  wholly-owned  subsidiary,  TriStar
Financial Corporation for the three-months ended June 30, 1998. The financial statements for the periods prior to July 1, 1997 include only the accounts of the Savings Bank and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) EARNINGS PER SHARE

Basic earnings per share is computed by dividing the Company's net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The company had no dilutive potential common stock at June 30, 1998, and therefore, basic and diluted earnings per share are the same this period. ESOP shares, which are unallocated and not yet committed to be released, are excluded from the weighted average shares outstanding calculation. No shares were outstanding prior to July 1, 1997, therefore earnings per common share for those periods have not been presented.

(3) EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

During 1997 the Company established a tax-qualified internally leveraged ESOP. The ESOP covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock company, the ESOP purchased 158,700 shares of the Company's common stock at a price of $10.00 per share using funds loaned by the Company. All ESOP shares are held in a suspense account and are allocated among the participants on a pro rata basis as the loan is repaid. Currently this receivable from the ESOP is scheduled to be repaid with level principal and interest payments over 25 years with no penalty for prepayment. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation.

The sale of the shares to the ESOP was recorded by the Company as unearned ESOP shares, a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and a corresponding charge to compensation expense equal to the fair market value of the shares committed to be released is recorded. Upon committing these share to be released, they become outstanding for purposes of earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction in ESOP debt. Compensation expense related to the ESOP was $100,561 for the three-months ended June 30, 1998. As of June 30, 1998, the Company has allocated or committed to release to the ESOP 14,414 earned shares and has 144,286 unearned, restricted shares remaining to be release. The market value of unearned, restricted shares held by the ESOP trust was approximately $3.2 million at June 30, 1998.

(4) DIVIDEND

On April 28, 1998 the Board of Directors declared a cash dividend of $.08 per common share to shareholders of record as of May 7, 1998. The dividend was paid on May 21. On July 23, 1998 the Board of Directors declared another cash dividend of $.08 per common share to shareholders of record as of August 20, 1998. This dividend will be paid on September 3, 1998.

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 1998.

GENERAL

On July 1, 1997, FirstBank Northwest converted from mutual to stock form and became a wholly owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock at $10.00 per share in conjunction with a subscription offering to the Savings Bank's Employee Stock Ownership Plan (ESOP) and eligible account holders. The net proceeds were approximately $18,921,825. The company used approximately $9,470,000 of the net proceeds to purchase all the capital stock of the Savings Bank. In addition, $1,587,000 was loaned to the ESOP for the purchase of 158,700 shares in the offering.

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial
Conditions and Results of Operation relates to the Savings Bank and its operations. In August 1997, the Bank opened up a retail branch in Clarkston, Washington. The Bank now has offices in Idaho and Washington. In January 1998 the Bank changed its charter to a Washington state charter.

On January 13th, the Company announced plans to offer state-of-the-art on line banking services to customers by Fall of 1998. With this system customers can access their accounts by screen phones, personal computers, touch-tone telephones and through internet access. The Bank is currently testing the system through a pilot program.

On July 22nd the shareholders approved the Company's Management Recognition and Development Plan and 1998 Stock Option Plan. On July 23, 1998 the Board of Directors awarded shares of restricted stock and stock options pursuant to the Plans. Based on the price of the Company's common stock on the date of the grants, the monthly expense before taxes of the restricted stock awards will be about $27,000 each month for 60 months.

FINANCIAL CONDITION AT JUNE 30, 1998 AND MARCH 31, 1998

Assets increased from $183.6 million at March 31, 1998 to $194.4 million at June 30, 1998. Cash and cash equivalents increased from $8.4 million at March 31, 1998 to $9.2 million at June 30, 1998. Mortgage-backed securities available-for-sale decreased from $8.0 million at March 31, 1998 to $7.7 million at June 30, 1998. Loans receivable, increased from $145.7 million at March 31, 1998 to $156.7 million at June 30, 1998 as a result of an increase in new commercial lending of $5.7 million, construction lending of $2.1 million, agricultural operating lending of $2.7 million and $1.8 million in residential real estate lending. Accrued interest receivable increased $1.4 million at March 31, 1998 to $1.8 million at June 30, 1998 due to a higher average asset base in securities and loans. Deposits increased from $114.5 million at March 31, 1998 to $120.0 million at June 30, 1998. Activity within deposit balances increased primarily due to the Savings Bank benefiting from funds deposited by the customers of other local institutions, following larger bank mergers, and from deposits of new commercial loan customers. Federal Home Loan Bank of Seattle
(FHLB) advances increased from $35.7 million at March 31, 1998 to $42.2 million at June 30, 1998. The increase in deposits and FHLB borrowing was used to fund increasing loans receivable. Accrued expenses and other liabilities decreased from $1.8 million at March 31, 1998 to $0.9 million at June 30, 1998. The primary reason for the decrease was timing of investor mortgage loan payoffs. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $454,000 at March 31, 1998 to $35,000 at June 30, 1998.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net income increased from $225,000 for the three months ended June 30, 1997 to $451,000 for the three months ended June 30, 1998.

Net interest income increased from $1.4 million for the three months ended June 30, 1997 to $1.8 million for the three months ended June 30, 1998. Total interest income increased from $2.9 million for the three months ended June 30, 1997 to $3.6 million for three months ended June 30, 1998. The increase in interest income stemmed from an increase in average interest earning assets due to the receipt of the offering proceeds offset slightly be a decrease in the weighted average yield on the loan portfolio was 8.9% as of June 30, 1997 compared to the weighted average yield at June 30, 1998 of 8.5%. The average balance for loans receivable was $120 million in the 1st quarter of 1997 compared to the 1st quarter 1998 average balance of $150 million. Interest income from investment securities decreased from $72,000 for the three months ended June 30, 1997 to $68,000 for the three months ended June 30, 1998. The decrease is primarily due to a decrease in average yield. Interest income from mortgage-backed securities increased from $97,000 for the three months ended June 30, 1997 to $168,000 for the three months ended June 30, 1998. The increase is due primarily to a higher average balance and a slightly higher yield. Interest expense increased from $1.5 million for the three months ended June 30, 1997 to $1.7 million for the same time period in 1998. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and a decrease in weighted average rates. The weighted average rate on deposits for the three months ended June 30, 1998 was 4.17%, whereas the weighted average rate on deposits as of June 30, 1997 was 4.25%. The weighted average rate on FHLB advances for the three months ended June 30, 1998 was 5.70%, whereas the weighted average rate on FHLB advances as of June 30, 1997 was 5.98%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $18,000 for the three months ended June 30, 1997 to $136,000 for the three months ended June 30, 1998. The loans receivable portfolio increased about $11 million dollars in the last quarter, of which approximately $5.7 million was in commercial lending.

Non-interest income increased from $464,000 for the three months ended June 30, 1997 to $815,000 for the three months ended June 30, 1998. The primary reason for the increase is the gain on sale of loans increased about $275,000 and service fees and charges increase about $125,000.

Non-interest expense increased from $1.5 million for the three months ended June 30, 1997 to $1.8 million for the three months ended June 30, 1998. The increase in compensation and other related expenses of $125,000 is because of the branch in Clarkston and the expanded commercial and agriculture departments. Other expenses that were up are advertising and data processing.

Income taxes increased from an expense of $135,000 for the three months ended June 30, 1997 to expense of $248,000 for the same time period in 1998. The increase was primarily due to an increase in taxable income.

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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1998, cash and cash equivalents totaled $9.2 million, or 4.7% of total assets. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $42.2 million at June 30, 1998.

         The primary investing activity of the Company is the origination of loans. During the quarters ended June 30, 1997 and 1998, the Company originated loans in the amounts of $32.5 million and $45.7 million respectively. At June 30, 1998, the Company had loan commitments totaling $25.6 million, undisbursed lines of credit totaling $8.3 million, and undisbursed loans in process totaling $11.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1998 totaled $56.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of June 30, 1998, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total capital to risk-weighted assets of 10.9%, 16.1% and 17.1%, respectively.

YEAR 2000 ISSUES

         The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

         All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. The Company's service bureau informed the Company that it is year 2000 compliant as of July 1998 and it will make its systems available for testing in the week of September 28, 1998. The Company has developed a plan and created a committee of the Board of Directors to analyze how the year 2000 will impact its operations and to monitor the status of its vendors. The Company will continue to monitor its status as well as its service providers' status in their efforts to become year 2000 compliant. The Company does not believe that the costs associated with its actions and those of its vendors will be material to the Company. The Company's service bureau will make available certain software that will allow the Company to test its critical applications. The Company estimates the costs incurred for the implementation and testing of such software to be $100,000. Such costs are expected to be incurred during fiscal 1999. The costs for accomplishing the Company's plans to complete the year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumption of future events, including the continued availability of various resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. In the event the Company's service bureau is unable to fulfill its contractual obligations to the Company, it could have a significant adverse impact on the financial condition and results of operations of the Company.

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


                             FIRSTBANK CORP.


DATED:  August 10, 1998      BY: /s/ CLYDE E. CONKLIN
                                 -----------------------------------------
                                     Clyde E. Conklin
                                     President and Chief Executive Officer

                             BY: /s/ LARRY K. MOXLEY
                                 -----------------------------------------
                                     Larry K. Moxley
                                     Secretary and Chief Financial Officer