Form 10QSB
period 1998-09-30
FIRSTBANK CORP/ID
filed 1998-11-09
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

Common Stock 1,983,750 shares outstanding on September 30, 1998

Transitional Small Business Disclosure Format (check one):

      ( ) Yes         (X) No

                                 FIRSTBANK CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item   1. Financial Statements

          Consolidated Statements of Financial Condition
            As of September 30, 1998 and March 31, 1998                                 1
          Consolidated Statements of Income
            For the three months and six months ended September 30, 1998 and   1997     2
          Consolidated Statements of Cash Flows
            For the six months ended September 30, 1998 and 1997                        3
          Consolidated Statements of Comprehensive Income
            For the three months and six months ended September 30, 1998 and 1997       4
          Notes to Consolidated Financial Statements                                  5 - 6

Item   2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         6 - 9

PART II.  OTHER INFORMATION

Item   1. Legal Proceedings                                                             10
Item   2. Changes in Securities                                                         10
Item   3. Defaults Upon Senior Securities                                               10
Item   4. Submission of Matters to a Vote of Security Holders                           10
Item   5. Other Information                                                             10
Item   6. Exhibits and Reports on Form 8-K                                              10

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                       FirstBank Corp. and Subsidiaries
                                Consolidated Statements of Financial Condition

                                                                              At September 30,   At  March 31,
                                                                                    1998             1998
                                                                                ------------     ------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                                 $  7,255,498    $  5,443,129
  Interest bearing deposits                                                        7,324,890       1,139,185
  Federal funds sold                                                               1,944,952       1,834,506
                                                                                ------------    ------------
Total cash and cash equivalents                                                   16,525,340       8,416,820

Investment securities:
  Held-to-maturity                                                                 1,699,375       2,449,375
  Available-for-sale                                                               5,015,963       2,654,233
Mortgage-backed securities:
  Held-to-maturity                                                                 2,951,910       3,420,153
  Available-for-sale                                                               7,959,199       7,969,533
Certificates of deposit                                                              991,000         991,000
Loans receivable, net                                                            155,010,418     145,696,660
Accrued interest receivable                                                        2,137,486       1,374,239
Real estate owned                                                                    505,580         883,441
Stock in FHLB, at cost                                                             2,408,275       2,110,075
Premises and equipment, net                                                        4,702,872       4,705,829
Income taxes receivable                                                                    0         468,807
Cash surrender value of life insurance policies                                    1,548,232       1,400,055
Mortgage servicing assets                                                            661,292         406,666
Other assets                                                                         253,490         616,284
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $202,370,432    $183,563,170
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                      $123,164,552    $114,495,090
  Advances from borrowers for taxes and insurance                                  1,332,536       1,329,080
  Advances from FHLB                                                              47,227,106      35,655,579
  Income taxes payable                                                               267,903               0
  Deferred federal and state income taxes                                            263,509         245,017
- Accrued expenses and other liabilities                                           1,274,974       1,830,406
                                                                                ------------    ------------
Total Liabilities                                                                173,530,580     153,555,172
                                                                                ------------    ------------
Stockholders' Equity (Note 4):
  Preferred stock, $.01 par value, 500,000 shares authorized; 0 shares issued
      and outstanding                                                                      0               0
  Common stock, $.01 par value, 5,000,000 shares authorized; 1,983,750
      shares issued; 1,963,913 and 1,983,750 shares outstanding,                      19,838          19,838
  Additional paid-in-capital                                                      18,696,639      18,989,977
  Retained earnings, substantially restricted                                     13,152,853      12,493,990
  Unearned ESOP shares (Note 3):                                                  (1,420,860)     (1,493,430)
  Deferred compensation                                                           (1,233,615)              0
  Treasury stock, at cost; 19,337 and 0 shares                                      (404,947)              0
  Accumulated comprehensive gain (loss):
      Unrealized gains (losses) on securities available-for-sale, net of tax          29,944          (2,377)
                                                                                ------------    ------------
Total Stockholders' Equity                                                        28,839,852      30,007,998
                                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $202,370,432    $183,563,170
                                                                                ============    ============

See accompanying notes to consolidated financial statements

                                                                                                           1

                        FirstBank Corp. and Subsidiaries
                        Consolidated Statements of Income


                                                  Three-months ended September 30,   Six-months ended September 30,
                                                         1998         1997                 1998         1997
                                                      ----------   ----------           ----------   ----------
                                                                             (Unaudited)
Interest income:
  Loans receivable                                    $3,467,800   $2,921,401           $6,656,442   $5,587,142
  Mortgage-backed securities                             161,860      122,633              329,938      219,787
  Investment securities                                   71,115      111,674              138,910      183,500
  Other interest earning assets                          217,301      312,071              378,109      375,643
                                                      ----------   ----------           ----------   ----------
Total interest income                                  3,918,076    3,467,779            7,503,399    6,366,072

Interest expense:
  Deposits                                             1,236,110    1,133,521            2,455,542    2,303,632
  Advances from FHLB                                     637,004      524,007            1,162,416      855,537
                                                      ----------   ----------           ----------   ----------
Total interest expense                                 1,873,114    1,657,528            3,617,958    3,159,169

Net interest income                                    2,044,962    1,810,251            3,885,441    3,206,903
Provision for loan losses                                 65,032       50,000              200,768       68,000
                                                      ----------   ----------           ----------   ----------
Net interest income after provision for loan losses    1,979,930    1,760,251            3,684,673    3,138,903

Non-interest income:
  Gain on sale of loans                                  394,492      222,637              838,446      402,868
  Service fees and charges                               253,163      274,543              584,553      531,821
  Commissions and other                                   20,552       41,090               60,189       67,464
                                                      ----------   ----------           ----------   ----------
Total non-interest income                                668,207      538,270            1,483,188    1,002,153

Non-interest expense:
  Compensation and related benefits                    1,032,935      906,615            1,982,819    1,732,871
  Occupancy                                              217,929      200,481              432,950      378,710
  Other                                                  610,154      417,401            1,266,744      894,513
                                                      ----------   ----------           ----------   ----------
Total non-interest expense                             1,861,018    1,524,497            3,682,513    3,006,094
                                                      ----------   ----------           ----------   ----------

Income before income tax expense                         787,119      774,024            1,485,349    1,134,962
Income tax expense                                       291,928      292,705              539,579      428,184
                                                      ----------   ----------           ----------   ----------
NET INCOME                                            $  495,191   $  481,319           $  945.770   $  706,778
                                                      ==========   ==========           ==========   ==========

Earnings per share (Note 2):
  Net income per share -basic                         $     0.28   $     0.26           $     0.52   $     0.39
  Net income per share -diluted                       $     0.27   $     0.26           $     0.52   $     0.39
  Weighted average shares outstanding -basic           1,776,211    1,826,981            1,807,564    1,826,021
  Weighted average shares outstanding -diluted         1,802,217    1,826,981            1,820,495    1,826,021

See accompanying notes to consolidated financial statements

                                                                                                              2

                        FirstBank Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows


                                                                                      Six-months ended September 30,
                                                                                          1998             1997
                                                                                      ------------    -------------
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                                          $    945,770    $     706,778
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                           234,587          322,082
    Provision for loan losses                                                              200,768           68,000
    Gain on sale of loans                                                                 (838,446)        (402,868)
    FHLB stock dividends                                                                   (83,189)         (58,500)
    ESOP compensation expense                                                              144,539           66,641
    Other (gains) losses, net                                                               49,935           10,498
    Provision for real estate owned                                                         20,410                0
    Deferred compensation expense                                                           63,006           31,680
    Deferred income taxes                                                                   (2,416)          (7,980)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                          (999,711)        (550,599)
    Accrued expenses and other liabilities                                                (597,528)        (338,321)
    Income taxes receivable (payable)                                                      736,710           23,168
                                                                                      ------------    -------------
Net cash used in operating activities                                                     (125,565)        (129,421)

Cash flows from investing activities:
  Purchase of mortgage-backed securities; available-for-sale                            (2,128,941)      (8,327,422)
  Proceeds from maturities of mortgage-backed securities; held-to-maturity               2,548,505          620,055
  Decrease in loans receivable from loans sold                                          24,984,132       14,884,411
  Other net change in loans receivable                                                 (34,016,113)     (34,776,129)
  Purchase of FHLB stock                                                                  (215,012)      (1,014,700)
  Purchases of premises and equipment                                                     (287,956)        (371,988)
  Proceeds from sale of fixed assets                                                       336,357                0
  Net increase in cash surrender value of life insurance policies                         (148,177)         (14,545)
  Proceeds from sale of real estate owned                                                  728,531          149,113
  Purchase of investment securities; available for sale                                 (2,250,000)      (3,503,000)
  Proceeds from maturities of investment securities; held-to-maturity                      750,000        2,250,000
                                                                                      ------------    -------------
Net cash used in investing activities                                                   (9,698,674)     (30,104,205)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                         0       17,354,663
  Cash paid for dividends                                                                 (286,907)               0
  Net increase in deposits                                                               8,669,462          904,615
  Bank overdrafts                                                                                0           49,539
  Advances from borrowers for taxes and insurance                                            3,456           74,429
  Advances from FHLB                                                                    48,230,000      149,372,915
  Payments on advances from FHLB                                                       (36,658,473)    (128,155,419)
  Purchase of treasury stock                                                            (2,024,779)               0
                                                                                      ------------    -------------
Net cash provided by financing activities                                               17,932,759       39,600,742
                                                                                      ------------    -------------
Net increase in cash and cash equivalents                                                8,108,520    $   9,367,116

Cash and cash equivalents, beginning of period                                           8,416,820        5,302,736
                                                                                      ------------    -------------
Cash and cash equivalents, end of period                                              $ 16,525,340    $  14,669,852
                                                                                      ============    =============

Supplemental  disclosures  of cash flow  information:  Cash paid  during  the period for:
     Interest                                                                         $  2,465,129    $   3,159,867
     Income taxes                                                                     $     18,934    $     218,418
  Noncash investing and financing activities:
     Unrealized (gains) losses on securities; available-for-sale, net of tax          $    (32,321)   $    (117,501)
     Loans receivable charged to the allowance for loan losses                        $     23,459    $      17,775
     Transfer from loans converted to real estate acquired through foreclosure        $    355,901    $     194,749
     Issuance of common stock out of treasury under Management Recognition and
        Development Plan                                                              $  1,254,525                0

See accompanying notes to consolidated financial statements

                                                                                                                  3

                        FirstBank Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                        Three-months ended Sept. 30,    Six-months ended Sept. 30,
                                                              1998       1997                1998       1997
                                                            --------   --------            --------   --------
                                                                                (Unaudited)
Net income                                                  $495,191   $481,319            $945,770   $706,778
Other comprehensive income (loss), net of tax:
       Change in unrealized gains (losses) on securities;
             available-for-sale, net of tax                   53,873     76,701              32,321    117,501
                                                            --------   --------            --------   --------

       Net other comprehensive income (loss)                  53,873     76,701              32,321    117,501
                                                            --------   --------            --------   --------
Comprehensive income                                        $549,064   $558,020            $975,714   $756,108
                                                            ========   ========            ========   ========


See accompanying notes to consolidated financial statements


                                                                                                             4

                        FIRSTBANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999.

The unaudited consolidated financial statements of FirstBank Corp. ("the Company") include the accounts of its wholly-owned subsidiary, FirstBank
Northwest  (the  "Savings  Bank")  and  it's  wholly-owned  subsidiary,  TriStar
Financial Corporation for the three-months and six-months ended September 30, 1998. The financial statements for the periods prior to July 1, 1997 include only the accounts of the Savings Bank and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

In September 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on April 1, 2000 to affect its financial statements.

(2)  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the Company's net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. ESOP shares, which are unallocated and not yet committed to be released, are excluded from the weighted average shares outstanding calculation

(3)  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

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

The sale of the shares to the ESOP was recorded by the Company as unearned ESOP shares, a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and a corresponding charge to compensation expense equal to the fair market value of the shares committed to be released is recorded. Upon committing these share to be released, they become outstanding for purposes of earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction in ESOP debt. Compensation expense related to the ESOP was $145,000 for the six-months ended September 30, 1998. As of September 30, 1998, the Company has allocated or committed to release to the ESOP 15,528 earned shares and has 143,172 unearned, restricted shares remaining to be release. The market value of unearned, restricted shares held by the ESOP trust was approximately $2.5 million at September 30, 1998.

(4) DIVIDEND

On July 23, 1998 the Board of Directors declared a cash dividend of $.08 per common share to shareholders of record as of August 20, 1998. The dividend was paid on September 3, 1998.

On October 19, 1998 the Board of Directors declared a cash dividend of $.09 per common share to shareholders of record as of November 11, 1998. The dividend will be paid November 25, 1998.

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

During the 2nd quarter, the shareholders approved the Company's Management Recognition and Development Plan and 1998 Stock Option Plan. The Board of Directors awarded 79,350 shares of restricted stock and options to acquire 171,350 shares.

In August 1998 the Company completed the repurchase of 5%, or 99,187, of its common shares. In September 1998, 79,350 of these shares were reissued out of treasury under the Management Recognition and Development Plan. The Company has also announced plans to repurchase an additional 4% of its shares on the open market.

During the quarter ended September 31, 1998, the Company launched a pilot program for its Online Homebanking. Effective on October 1, 1998 this new service was offered to customers. With this system, customers can access their accounts by screen phones, personal computers, touch-tone telephones and through internet access.

On September 21st, the Company received FDIC approval to begin construction of a new branch office in Liberty Lake, Washington. Liberty Lake is a fast-growing bedroom community midway between Spokane, Washington and Coeur d' Alene, Idaho. This will be the seventh retail branch for the Company, the second in Washington State. It is expected the branch will open during the summer of 1999.

FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND MARCH 31, 1998

Assets increased from $183.6 million at March 31, 1998 to $202.4 million at September 30, 1998. Cash and cash equivalents increased from $8.4 million at March 31, 1998 to $16.5 million at September 30, 1998 as a result of an increase in deposits. Loans receivable increased from $145.7 million at March 31, 1998 to $155.0 million at September 30, 1998 as a result of a large increase in commercial lending. Accrued interest receivable increased $1.4 million at March 31, 1998 to $2.1 million at September 30, 1998 due to a higher average asset base in securities and loans. Deposits increased from $114.5 million at March
31, 1998 to $123.2 million at September 30, 1998. Activity within deposit balances increased primarily due to the Savings Bank benefiting from funds deposited by the customers of other local institutions, following larger bank mergers, and from deposits of new commercial loan customers.

Federal Home Loan Bank of Seattle (FHLB) advances increased from $35.7 million at March 31, 1998 to $47.2 million at September 30, 1998. The increase in FHLB borrowing was used to fund loan growth. Accrued expenses and other liabilities decreased from $1.8 million at March 31, 1998 to $1.3 million at September 30, 1998. The primary reason for the decrease was timing of investor mortgage loan payoffs. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $454,000 at March 31, 1998 to $19,000 at September 30, 1998.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income increased from $481,000 for the three months ended September 30, 1997 to $495,000 for the three months ended September 30, 1998.

Net interest income increased from $1.8 million for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998. Total interest income increased from $3.5 million for the three months ended September 30, 1997 to $3.9 million for three months ended September 30, 1998. The increase in interest income stemmed from an increase in average interest earning assets offset slightly by a decrease in the weighted average yield on the loan portfolio, which was 8.97% for the three months ended September 30, 1997 compared to the weighted average yield for the three months ended September 30, 1998 of 8.92%. The average balance of loans receivable was $104.4 million in the 2nd quarter of 1997 compared to the 2nd quarter 1998 average balance of $155.5 million. Interest income from investment securities decreased from $112,000 for the three months ended September 30, 1997 to $71,000 for the three months ended September 30, 1998. The decrease is primarily due to a decrease in average yield. Interest income from mortgage-backed securities increased from $123,000 for the three months ended September 30, 1997 to $162,000 for the three months ended September 30, 1998. The increase is due primarily to a higher average balance. Interest expense increased from $1.7 million for the three months ended September 30, 1997 to $1.9 million for the same time period in 1998. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and a decrease in weighted average rates. The weighted average rate on deposits for the three months ended September 30, 1998 was 4.15%, whereas the weighted average rate on deposits as of September 30, 1997 was 4.26%. The weighted average rate on FHLB advances for the three months ended September 30, 1998 was 5.79%, whereas the weighted average rate on FHLB advances as of September 30, 1997 was 7.07%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $50,000 for the three months ended September 30, 1997 to $65,000 for the three months ended September 30, 1998.

Non-interest income increased from $538,000 for the three months ended September 30, 1997 to $668,000 for the three months ended September 30, 1998. The primary reason for the increase is the gain on sale of loans, which increased $172,000.

Non-interest expense increased from $1.5 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. The increase in compensation and other related expenses of $126,000 is because of the expanded commercial and agriculture departments. Other expenses that were up are advertising, data processing and costs associated with becoming a public company.

Income taxes decreased from an expense of $293,000 for the three months ended September 30, 1997 to expense of $292,000 for the same time period in 1998.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income increased from $707,000 for the six months ended September 30, 1997 to $946,000 for the six months ended September 30, 1998.

Net interest income increased from $2.3 million for the six months ended September 30, 1997 to $2.5 million for the six months ended September 30, 1998. Total interest income increased from $6.4 million for the six months ended September 30, 1997 to $7.5 million for six months ended September 30, 1998. The increase in interest income stemmed from an increase in average interest earning assets offset slightly by a decrease in the weighted average yield on the loan portfolio, which was 8.94% for the six months ended September 30, 1997 compared to the weighted average yield for the six months ended September 30, 1998 of 8.73%. The increase in interest earning assets was due in large part to the completion of the Savings Bank's mutual to stock conversion in the middle of the 1997 period. The average balance for loans receivable was $125.0 million in during the six-months ended September 30, 1997 compared to the six-months ended September 30, 1998 average balance of $152.4 million. Interest income from investment securities decreased from $184,000 for the six months ended September 30, 1997 to $139,000 for the six months ended September 30, 1998. The decrease is primarily due to a decrease in average yield from 5.86% at September 30, 1997 to 5.08% at September 30, 1998 . Interest income from mortgage-backed securities increased from $220,000 for the six months ended September 30, 1997 to $330,000 for the six months ended September 30, 1998. The increase is due primarily to a higher average balance. Interest expense increased from $3.2 million for the six months ended September 30, 1997 to $3.6 million for the same time period in 1998. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and a decrease in weighted average rates. The weighted average rate on deposits for the six months ended September 30, 1998 was 4.17%, whereas the weighted average rate on deposits for the six-months ended September 30, 1997 was 4.28%. The weighted average rate on FHLB advances for the six months ended September 30, 1998 was 5.74%, whereas the weighted average rate on FHLB advances for the six-months ended September 30, 1997 was 6.60%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $68,000 for the six months ended September 30, 1997 to $201,000 for the six months ended September 30, 1998.

Non-interest income increased from $1.0 million for the six months ended September 30, 1997 to $1.5 million for the six months ended September 30, 1998. The primary reason for the increase is the gain on sale of loans increased $436,000.

Non-interest expense increased from $3.0 million for the six months ended September 30, 1997 to $3.7 million for the six months ended September 30, 1998. The increase in compensation and other related expenses of $250,000 is because of the expanded commercial and agriculture departments. Other expenses that were up are advertising, data processing and costs associated with becoming a public company.

Income taxes increased from an expense of $428,000 for the six months ended September 30, 1997 to expense of $540,000 for the same time period in 1998.

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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1998, cash and cash equivalents totaled $16.5 million, or 8.17% of total assets. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $47.2 million at September 30, 1998.

         The primary investing activity of the Company is the origination of loans. During the quarters ended September 30, 1997 and 1998, the Company originated loans in the amounts of $64.7 million and $84.0 million respectively. At September 30, 1998, the Company had loan commitments totaling $29.3 million, undisbursed lines of credit totaling $7.2 million, and undisbursed loans in process totaling $12.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 1998 totaled $48.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of September 30, 1998, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total capital to risk-weighted assets of 10.91%, 14.96% and 14.98%, respectively.

YEAR 2000 ISSUES

         The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. In order to alleviate the potential for systems failure or erroneous information, the Company has created a Year 2000 compliance plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. A preliminary estimate of the total cost to complete the Year 2000 compliance plan is approximately $100,000, $60,000 of which has been spent on the project year to date. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The costs for accomplishing the Company's plans to complete the year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumption of future events, including the continued availability of various resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. In the event that the Company's service bureau is unable to fulfill its contractual obligations to the Company, it could have a significant adverse impact on the financial condition and results of operations of the Company.

At June 30, 1998, the Company had completed the awareness training and assessment phases of its Year 2000 compliance plan and was well into the testing phase. The awareness phase included gaining understanding and support with the help of an independent consulting firm experienced in Year 2000 management, committing resources to the plan, established a project team consisting of senior managers and department heads, and developing a strategy to address all internal and external systems. The project team reports monthly to the Board of Directors as to the status of timeline for competing the project.

The assessment phase involved attempting to identify all critical business processes and determining the impact of Year 2000 on all computer systems throughout the organization. Vendors were contacted and asked to submit certification letters stating that they are in compliance with Year 2000 conversion issues.

As of September 30, 1998 the Company had successfully tested with the major service provider. All hardware and computer systems and all of the embedded systems contained in the building, equipment and other infrastructure have been assessed. The Company has successfully tested the loan platforms systems for loan documentation. It is estimated that testing programming changes (including converting, replacing or eliminating all software and databases as necessary) will be largely completed by March 31, 1999.

Contingency plans are being developed in the event modifications cannot be completed in time, or in the event unforeseen problems develop in spite of the Company's efforts to ensure compliance with Year 2000 standards.

Financial institutions also must consider the possibility of some level of reduction in deposits during the month of December 1999. The Company has made arrangements with the Federal Reserve for funds from the discount window if needed.

In conjunction with its review of Year 2000 issues, the Company also is assessing the impact of the Year 2000 problem on significant borrowers and their ability to repay loans. As of September 30, 1998, a credit risk mitigation assessment on loans was completed, resulting in the evaluation of an insignificant number of loans with a high or medium risk factor.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company ("Meeting") was held on July 22, 1998. The results of the vote on the matters presented at the Meeting is as follows:

         1. The following individuals were elected as directors, each for a three-year term:

                                       Voted For         Vote Withheld
            Larry K. Moxley            1,788,972            28,151
            William J. Larson          1,776,130            40,993

            The terms of Directors Steve R. Cox, James N. Marker, Robert S. Coleman, Sr., W. Dean Jurgens, and Clyde E. Conklin continued after the meeting.

         2. The  FirstBank   Corp.  1998  Stock  Option  Plan  was  approved  by
            stockholders by the following vote:

                 For 1,133,306; Against 229,200; Abstain 11,655

         3. The FirstBank Corp. Management Recognition and Development Plan was approved by stockholders by the following vote:

                 For 1,109,566; Against 256,975; Abstain 7,620

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


                                  FIRSTBANK CORP.


DATED:  October 31, 1998          BY: /s/ CLYDE E. CONKLIN
                                     ------------------------------------------
                                          Clyde E. Conklin
                                          President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                     ------------------------------------------
                                          Larry K. Moxley
                                          Secretary and Chief Financial Officer