Form 10QSB
period 1998-12-31
FIRSTBANK CORP/ID
filed 1999-02-08
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

Common Stock 1,885,356 shares outstanding on December 31, 1998

Transitional Small Business Disclosure Format (check one):

      [ ] Yes         [X] No

                                             FIRSTBANK CORP.
                                            TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements                                            Page

        Consolidated Statements of Financial Condition
            As of December 31, 1998 and March 31, 1998                   1
        Consolidated Statements of Income
            For the three months and nine months
            ended December 31, 1998 and   1997                           2
        Consolidated Statements of Cash Flows
            For the nine months ended December 31, 1998 and 1997         3
        Consolidated Statements of Comprehensive Income
            For the three months and nine months ended
            December 31, 1998 and 1997                                   4
        Notes to Consolidated Financial Statements                     5 - 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            6 - 9



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             10
Item 2.   Changes in Securities and Use of Proceeds                     10
Item 3.   Defaults Upon Senior Securities                               10
Item 4.   Submission of Matters to a Vote of Security Holders           10
Item 5.   Other Information                                             10
Item 6.   Exhibits and Reports on Form 8-K                              10

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                        FirstBank Corp. and Subsidiaries
                                 Consolidated Statements of Financial Condition

                                                                                At December 31,    At March 31,
                                                                                     1998             1998
                                                                                 -------------    -------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                                  $   7,832,870    $   5,443,129
  Interest bearing deposits                                                          2,460,263        1,139,185
  Federal funds sold                                                                 2,018,008        1,834,506
                                                                                 -------------    -------------
Total cash and cash equivalents                                                  $  12,311,141    $   8,416,820

Investment securities:
  Held-to-maturity                                                                   1,200,000        2,449,375
  Available-for-sale                                                                 5,945,568        2,654,233
Mortgage-backed securities:
  Held-to-maturity                                                                   2,849,716        3,420,153
  Available-for-sale                                                                 8,286,182        7,969,533
Certificates of deposit                                                                     --          991,000
Loans receivable, net                                                              161,139,721      145,696,660
Accrued interest receivable                                                          1,625,862        1,374,239
Real estate owned                                                                      298,713          883,441
Stock in FHLB, at cost                                                               2,455,175        2,110,075
Premises and equipment, net                                                          4,790,045        4,705,829
Income taxes receivable                                                                 81,291          468,807
Cash surrender value of life insurance policies                                      1,567,182        1,400,055
Mortgage servicing assets                                                              802,291          406,666
Other assets                                                                           261,746          616,284
                                                                                 -------------    -------------
TOTAL ASSETS                                                                     $ 203,614,633    $ 183,563,170
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                       $ 128,736,106    $ 114,495,090
  Advances from borrowers for taxes and insurance                                      788,333        1,329,080
  Advances from FHLB                                                                43,802,106       35,655,579
  Deferred federal and state income taxes                                              376,678          245,000
  Accrued expenses and other liabilities                                             1,819,690        1,830,423
                                                                                 -------------    -------------
Total Liabilities                                                                $ 175,522,913    $ 153,555,172
                                                                                 -------------    -------------

Stockholders' Equity (Note 4)
  Preferred stock, $.01 par value,  500,000 shares authorized; 0 shares issued
      and outstanding                                                                       --               --
  Common stock, $.01 par value,  5,000,000 shares authorized; 1,983,750
      shares issued;  1,746,985 and 1,983,750 shares outstanding,                       19,838           19,838
  Additional paid-in-capital                                                        18,720,476       18,989,977
  Retained earnings, substantially restricted                                       13,541,467       12,493,990
  Unearned ESOP shares (Note 3)                                                     (1,384,070)      (1,493,430)
  Deferred compensation                                                             (1,170,889)              --
  Treasury stock, at cost; 98,394 and 0 shares                                      (1,637,470)              --
  Accumulated comprehensive gain (loss):
      Unrealized gains (losses) on securities available-for-sale, net of tax             2,368           (2,377)
                                                                                 -------------    -------------
Total Stockholders' Equity                                                          28,091,720       30,007,998
                                                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 203,614,633    $ 183,563,170
                                                                                 =============    =============

See accompanying notes to consolidated financial statements


                                        FirstBank Corp. and Subsidiaries
                                        Consolidated Statements of Income


                                                           Three months ended         Nine months  ended
                                                              December 31,               December 31,
                                                           1998          1997         1998           1997
                                                      -----------   -----------   -----------   -----------
                                                                           (Unaudited)
Interest income:
  Loans receivable                                    $ 3,319,508   $ 3,017,681   $ 9,975,949   $ 8,604,823
  Mortgage-backed securities                              143,422       203,917       473,360       423,704
  Investment securities                                    77,144       128,443       216,054       311,943
  Other interest earning assets                           229,148       129,097       607,257       504,740
                                                      -----------   -----------   -----------   -----------
Total interest income                                   3,769,222     3,479,138    11,272,620     9,845,210

Interest expense:
  Deposits                                              1,242,906     1,186,531     3,698,448     3,490,163
  Advances from FHLB                                      609,078       508,219     1,771,494     1,363,756
                                                      -----------   -----------   -----------   -----------
Total interest expense                                  1,851,984     1,694,750     5,469,942     4,853,919

Net interest income                                     1,917,238     1,784,388     5,802,678     4,991,291
Provision for loan losses                                  64,645        75,137       265,413       143,137
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     1,852,593     1,709,251     5,537,265     4,848,154

Non-interest income:
  Gain on sale of loans                                   490,273       305,923     1,328,719       708,791
  Service fees and charges                                340,298       296,361       924,851       828,182
  Commissions and other                                    62,930        30,751       123,119        98,215
                                                      -----------   -----------   -----------   -----------
Total non-interest income                                 893,501       633,035     2,376,689     1,635,188

Non-interest expense:
  Compensation and related benefits                     1,101,528       910,565     3,084,348     2,643,436
  Occupancy                                               208,923       197,836       641,873       576,546
  Other                                                   607,009       524,074     1,873,751     1,418,587
                                                      -----------   -----------   -----------   -----------
Total non-interest expense                              1,917,460     1,632,475     5,599,972     4,638,569
                                                      -----------   -----------   -----------   -----------

Income before income tax expense                          828,634       709,811     2,313,982     1,844,773
Income tax expense                                        284,847       251,620       824,426       679,804
                                                      -----------   -----------   -----------   -----------
NET INCOME                                            $   543,787   $   458,191   $ 1,489,556   $ 1,164,969
                                                      ===========   ===========   ===========   ===========

Earnings per share (Note 2):
  Net income per share -basic                         $      0.32   $      0.25   $      0.84   $      0.64
  Net income per share -diluted                       $      0.30   $      0.25   $      0.82   $      0.64
  Weighted average shares outstanding -basic            1,712,730     1,831,659     1,777,171     1,826,988
  Weighted average shares outstanding -diluted          1,795,194     1,831,659     1,812,500     1,826,988

See accompanying notes to consolidated financial statements


                                            FirstBank Corp. and Subsidiaries,
                                          Consolidated Statements of Cash Flows

                                                                                         Nine months ended December 31,
                                                                                             1998              1997
                                                                                         -------------    -------------
                                                                                                    (Unaudited)
   Cash flows from operating activities:
     Net income                                                                          $   1,489,556    $   1,164,969
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                            426,430          423,021
       Provision for loan losses                                                               265,413          143,137
       Gain on sale of fixed assets                                                             56,838               --
       FHLB stock dividends                                                                   (130,000)         (99,100)
       ESOP compensation expense                                                               205,166          161,722
       Gain on sale of loans                                                                (1,328,719)        (708,791)
       Other (gains) losses, net                                                                (5,445)          10,498
       Provision for real estate owned                                                          57,533           47,706
       Deferred compensation expense                                                           107,005          125,352
       Deferred income taxes                                                                   106,185          182,288
    Changes in assets and liabilities:
       Accrued interest receivable and other assets                                           (639,260)        (532,230)
       Accrued expenses and other liabilities                                                  (34,086)        (884,313)
       Income taxes receivable (payable)                                                       387,516               --
                                                                                         -------------    -------------
   Net cash provided by operating activities                                                   964,132           34,259

   Cash flows from investing activities:
     Purchase of mortgage-backed securities; available-for-sale                             (3,707,447)      (6,827,419)
     Proceeds from maturities of mortgage-backed securities                                  3,841,234        1,049,829
     Decrease in loans receivable from loans sold                                           80,159,796       27,502,334
     Other net change in loans receivable                                                  (94,895,452)     (57,938,538)
     Purchase of FHLB stock                                                                   (215,100)      (1,014,700)
     Purchases of premises and equipment                                                      (444,637)        (409,631)
     Proceeds from sale of fixed assets                                                        279,519               --
     Net increase in cash surrender value of life insurance policies                          (167,127)         (31,389)
     Proceeds from sale of real estate owned                                                   898,734          149,113
     Purchase of investment securities; available for sale                                  (3,207,122)      (3,491,000)
     Proceeds from maturities of investment securities; held-to-maturity                     1,249,375        5,250,000
     Proceeds from maturities of certificates of deposit                                       991,000               --
     Purchase of mortgage-backed securities; held-to-maturity                                       --       (1,500,000)
     Proceeds from sale of investment securities; available-for-sale                                --       (2,359,343)
                                                                                         -------------    -------------
   Net cash used in investing activities                                                   (15,217,227)     (39,620,744)

   Cash flows from financing activities:
     Proceeds from issuance of common stock                                                         --       17,354,663
     Cash paid for dividends                                                                  (442,079)        (127,756)
     Net increase in deposits                                                               14,241,016        3,821,105
     Bank overdrafts                                                                                --       (1,023,505)
     Advances from borrowers for taxes and insurance                                          (540,747)        (259,916)
     Advances from FHLB                                                                     70,308,334      238,122,916
     Payments on advances from FHLB                                                        (62,161,807)    (213,142,920)
     Purchase of treasury stock                                                             (3,257,301)              --
                                                                                         -------------    -------------
   Net cash provided by financing activities                                                18,147,416       44,744,587
                                                                                         -------------    -------------

   Net increase in cash and cash equivalents                                                 3,894,321        5,158,102
   Cash and cash equivalents, beginning of period                                            8,416,820        5,302,736
                                                                                         -------------    -------------
   Cash and cash equivalents, end of period                                              $  12,311,141    $  10,460,838
                                                                                         =============    =============

   Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                         $   5,501,438    $   4,845,678
        Income taxes                                                                     $     539,861    $     835,938
     Noncash investing and financing activities:
        Unrealized (gains) losses on securities; available-for-sale, net of tax          $       4,745    $      87,487
        Loans receivable charged to the allowance for loan losses                        $      29,576    $      52,256
        Transfer from loans converted to real estate acquired through foreclosure        $     355,901    $     548,062
        Issuance of common stock out of treasury under Management Recognition and
           Development Plan                                                              $   1,254,525    $          --

See accompanying notes to consolidated financial statements


                                        FirstBank Corp. and Subsidiaries
                                 Consolidated Statements of Comprehensive Income

                                                           Three months ended Dec. 31, Nine months ended Dec. 31,
                                                               1998          1997         1998         1997
                                                            ----------    ----------   ----------   ----------
                                                                                (Unaudited)

Net income                                                  $  543,787    $  458,191   $1,489,556   $1,164,969
Other comprehensive income (loss), net of tax:
       Change in unrealized gains (losses) on securities;
             available-for-sale, net of tax                    (27,576)        5,309        4,745       87,487
                                                            ----------    ----------   ----------   ----------

       Net other comprehensive income (loss)                   (27,576)        5,309        4,745       87,487
                                                            ----------    ----------   ----------   ----------
Comprehensive income                                        $  516,211    $  463,500   $1,494,301   $1,252,456
                                                            ==========    ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                        FIRSTBANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999.

The unaudited consolidated financial statements of FirstBank Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Savings Bank") and its wholly-owned subsidiary, TriStar Financial Corporation for the three months and nine months ended December 31, 1998. The financial statements for the periods prior to July 1, 1997 include only the accounts of the Savings Bank and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The sale of the shares to the ESOP was recorded by the Company as unearned ESOP shares, a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and a corresponding charge to compensation expense equal to the fair market value of the shares committed to be released is recorded. Upon committing these shares to be released, they become outstanding for purposes of earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction in ESOP debt. Compensation expense related to the ESOP was $205,000 for the nine months ended December 31, 1998. As of December 31, 1998, the Company has allocated or committed to release to the ESOP 20,329 earned shares and has 138,371 unearned, restricted shares remaining to be release. The market value of unearned, restricted shares held by the ESOP trust was approximately $2.0 million at December 31, 1998.
                                                                               5

(4)     DIVIDEND

On October 19, 1998 the Board of Directors declared a cash dividend of $.09 per common share to shareholders of record as of November 11, 1998. The dividend was paid November 25, 1998.

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

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial
Conditions and Results of Operation relates to the Savings Bank and its operations. In August 1997, the Savings Bank opened up a retail branch in Clarkston, Washington. The Bank now has offices in Idaho and Washington. In January 1998 the Bank changed its charter to a Washington state savings bank.

During the second quarter of fiscal 1999, the shareholders approved the Company's Management Recognition and Development Plan and 1998 Stock Option Plan. The Board of Directors awarded 79,350 shares of restricted stock and options to acquire 171,350 shares.

In August 1998, the Company completed the repurchase of 5%, or 99,187, of its common shares. In September 1998, 79,350 of these shares were reissued out of treasury under the Management Recognition and Development Plan. In November and December 1998, the Company completed the repurchase of an additional 4%, or 78,557 of its shares on the open market.

On September 21st, 1998, the Company received FDIC approval to begin construction of a new branch office in Liberty Lake, Washington. Liberty Lake is a fast-growing bedroom community midway between Spokane, Washington and Coeur d' Alene, Idaho. This will be the seventh retail branch for the Company, the second in Washington State, and will have six employees, including one loan officer. It is expected the branch will open during the summer of 1999. The contractor for the new branch is Bank Design and Construction Corp. out of Dallas, Texas. The annual lease expense for the land is $30,000, and the expected capitalized cost of construction is $750,000.

On January 7, 1999, the Company announced and received FDIC approval to open its first branch office inside a supermarket. The new branch will be located in the Tidyman's Market in Post Falls, Idaho - a fast growing small city between Spokane, Washington and Coeur d' Alene, Idaho. The branch is expected to open in March, and will be FirstBank's eighth branch and will employ a staff of approximately four people. International Banking Technologies is consulting with startup, staffing, training and monitoring issues. The annual lease expense is $27,000 and expected capitalized costs are $100,000.

During the third quarter of fiscal 1999, management announced plans to terminate service held with the Company's external service provider and begin an in-house conversion during the first quarter of fiscal 2000.

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND MARCH 31, 1998

Assets increased from $183.6 million at March 31, 1998 to $203.6 million at December 31, 1998. Cash and cash equivalents increased from $8.4 million at March 31, 1998 to $12.3 million at December 31, 1998 as a result of an increase in deposits. Loans receivable increased from $145.7 million at March 31, 1998 to $161.1 million at December 31, 1998 as a result of a large increase in agricultural and commercial lending. Accrued interest receivable increased $1.4 million at March 31, 1998 to $1.6 million at

December 31, 1998 due to a higher average asset base in securities and loans. Deposits increased from $114.5 million at March 31, 1998 to $128.7 million at December 31, 1998, the greatest increase being an additional $8.0 million in checking accounts. Activity within deposit balances increased primarily due to the Savings Bank benefiting from funds deposited by the customers of other local institutions, following larger bank mergers, and from deposits of new commercial loan customers. Federal Home Loan Bank of Seattle (FHLB) advances increased from $35.7 million at March 31, 1998 to $43.8 million at December 31, 1998. The increase in FHLB borrowing was used to fund loan growth. Accrued expenses and other liabilities remained constant at $1.8 million at March 31, 1998 and at December 31, 1998. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $454,000 at March 31, 1998 to $364,000 at December 31, 1998.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net income increased from $458,000 for the three months ended December 31, 1997 to $544,000 for the three months ended December 31, 1998.

Net interest income increased from $1.8 million for the three months ended December 31, 1997 to $1.9 million for the three months ended December 31, 1998. Total interest income increased from $3.5 million for the three months ended December 31, 1997 to $3.8 million for three months ended December 31, 1998. The increase in interest income stemmed from an increase in average interest earning assets offset by a decrease in the weighted average yield on the loan portfolio, which was 8.70% for the three months ended December 31, 1997 compared to the weighted average yield for the three months ended December 31, 1998 of 8.53%. The average balance of loans receivable was $138.8 million for the three months ended December 31, 1997 compared to the average balance of $156.9 million for the three months ended December 31, 1998. Interest income from investment securities decreased from $128,000 for the three months ended December 31, 1997 to $77,000 for the three months ended December 31, 1998. The decrease is due to a decrease in the average balance and yield. Interest income from mortgage-backed securities decreased from $204,000 for the three months ended December 31, 1997 to $143,000 for the three months ended December 31, 1998. The decrease is due primarily to a higher average balance. Interest expense increased from $1.7 million for the three months ended December 31, 1997 to $1.9 million for the same period in 1998. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances offset by a decrease in weighted average rates. The weighted average rate on deposits for the three months ended December 31, 1998 was 3.92%, whereas the weighted average rate on deposits as of December 31, 1997 was 4.22%. The weighted average rate on FHLB advances for the three months ended December 31, 1998 was 5.73%, whereas the weighted average rate on FHLB advances as of December 31, 1997 was 5.91%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from $75,000 the three months ended December 31, 1997 to $65,000 for the three months ended December 31, 1998.

Non-interest income increased from $633,000 for the three months ended December 31, 1997 to $894,000 for the three months ended December 31, 1998. The primary reason for the increase is the gain on sale of loans, which increased $184,000.

Non-interest expense increased from $1.6 million for the three months ended December 31, 1997 to $1.9 million for the three months ended December 31, 1998. The increase in compensation and other related expenses of $191,000 is caused by increasing payroll expenses in the expanding commercial and agriculture departments, and compensation related to the Management Recognition and Development Plan. Other expenses that were up are data processing and write-downs of real estate owned.

Income taxes increased from an expense of $252,000 for the three months ended December 31, 1997 to expense of $285,000 for the same time period in 1998.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net income increased from $1.2 million for the nine months ended December 31, 1997 to $1.5 million for the nine months ended December 31, 1998.

Net interest income increased from $5.0 million for the nine months ended December 31, 1997 to $5.8 million for the nine months ended December 31, 1998. Total interest income increased from $9.8 million for the nine months ended December 31, 1997 to $11.3 million for nine months ended December 31, 1998. The increase in interest income stemmed from an increase in average interest earning assets offset by a decrease in the weighted average yield on the loan portfolio, which was 8.86% for the nine months ended December 31, 1997 compared to the weighted average yield for the nine months ended December 31, 1998 of 8.73%. The average balance for loans receivable was $129.6 million in during the nine months ended December 31, 1997 compared to an average balance of $153.9 million during the nine months ended December 31, 1998. Interest income from investment securities decreased from $312,000 for the nine months ended December 31, 1997 to $216,000 for the nine months ended December 31, 1998. The decrease is due to a lower average balance and a decrease in average yield from 6.82% at December 31, 1997 to 6.09% at December 31, 1998. Interest income from mortgage-backed securities increased from $424,000 for the nine months ended December 31, 1997 to $473,000 for the nine months ended December 31, 1998. The increase is due primarily to a higher average balance. Interest expense increased from $4.9 million for the nine months ended December 31, 1997 to $5.5 million for the same time period in 1998. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances offset by a decrease in weighted average rates. The weighted average rate on deposits for the nine months ended December 31, 1998 was 4.09%, whereas the weighted average rate on deposits for the nine months ended December 31, 1997 was 4.26%. The weighted average rate on FHLB advances for the nine months ended December 31, 1998 was 5.74%, whereas the weighted average rate on FHLB advances for the nine months ended December 31, 1997 was 6.33%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $143,000 for the nine months ended December 31, 1997 to $265,000 for the nine months ended December 31, 1998.

Non-interest income increased from $1.6 million for the nine months ended December 31, 1997 to $2.4 million for the nine months ended December 31, 1998. The primary reason for the increase is the gain on sale of loans increased $620,000.

Non-interest expense increased from $4.6 million for the nine months ended December 31, 1997 to $5.6 million for the nine months ended December 31, 1998. The increase in compensation and other related expenses of $441,000 is caused by the payroll increase in the expanding commercial and agriculture departments, and compensation related to the management recognition and development plan. Other expenses that were up are data processing, write-downs of real estate owned and a loss on the sale of a fixed asset.

Income taxes increased from an expense of $680,000 for the nine months ended December 31, 1997 to expense of $824,000 for the same time period in 1998.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1998, cash and cash equivalents totaled $12.3 million, or 6.05% of total assets. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $43.8 million at December 31, 1998.

The primary investing activity of the Company is the origination of loans. During the nine months ended December 31, 1997 and 1998, the Company originated loans in the amounts of $103.7 million and $136.8 million respectively. At December 31, 1998, the Company had loan commitments totaling $26.9 million, undisbursed lines of credit totaling $12.4 million, and undisbursed loans in process totaling $12.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1998 totaled $51.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Savings Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of December 31, 1998, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total capital to risk-weighted assets of 11.00%, 14.77% and 15.7%, respectively.

YEAR 2000 ISSUES

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. In order to alleviate the potential for systems failure or erroneous information, the Company has created a Year 2000 compliance plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. A preliminary estimate of the total cost to complete the Year 2000 compliance plan is approximately $100,000, $64,000 of which has been spent on the project year to date. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The costs for accomplishing the Company's plans to complete the year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumption of future events, including the continued availability of various resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. In the event that the Company's service bureau is unable to fulfill its contractual obligations to the Company, it could have a significant adverse impact on the financial condition and results of operations of the Company.

At June 30, 1998, the Company had completed the awareness training and assessment phases of its Year 2000 compliance plan and was well into the testing phase. The awareness phase included gaining understanding and support with the help of an independent consulting firm experienced in Year 2000 management, committing resources to the plan, established a project team consisting of senior managers and department heads, and developing a strategy to address all internal and external systems. The project team reports monthly to the Board of Directors as to the status of timeline for completing the project.

The assessment phase involved attempting to identify all critical business processes and determining the impact of Year 2000 on all computer systems throughout the organization. Vendors were contacted and asked to submit certification letters stating that they are in compliance with Year 2000 conversion issues.

The conversion to the in-house computer system includes Year 2000 testing and preparation. All hardware and computer systems and all of the embedded systems contained in the building, equipment and other infrastructure have been assessed. The Company has successfully tested the loan platforms systems for loan documentation. It is estimated that testing programming changes (including converting, replacing or eliminating all software and databases as necessary) will be largely completed by March 31, 1999.

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

In conjunction with its review of Year 2000 issues, the Company also is assessing the impact of the Year 2000 problem on significant borrowers and their ability to repay loans. As of December 31, 1998, a credit risk mitigation assessment on loans was completed, resulting in the evaluation of an insignificant number of loans with a high or medium risk factor.
                                                                               9

                        FIRSTBANK CORP. AND SUBSIDIARIES

PART II  -  OTHER INFORMATION

Item 1 - Legal Proceedings

There are no material legal proceedings to which the Company or the Savings Bank is a party or of which any of their property is subject. From time to time, the Savings Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities and Use of Proceeds

     None.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits:
         3.1     Articles of Incorporation of the Registrant*
         3.2     Bylaws of the Registrant*
        10.1     Employment  Agreement between FirstBank  Northwest , FirstBank
                 Corp. and Clyde E. Conklin*
        10.2     Salary  Continuation  Agreement  between First Federal Bank of
                 Idaho, F.S.B. and Clyde E. Conklin*
        10.3     Salary  Continuation  Agreement  between First Federal Bank of
                 Idaho, F.S.B. and Larry K. Moxley*
        10.4     FirstBank Northwest Employee Stock Ownership Plan***
        10.5     FirstBank Northwest 1998 Stock Option Plan****
        10.6     FirstBank  Northwest  Management  Recognition  and Development
                 Plan****
        27       Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395)
*** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the Year Ended March 31, 1997 (File No. 0-22435)
**** Incorporated by reference to the Registrants Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1998.

    (b) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRSTBANK CORP.


DATED:  February 4, 1999          BY: /s/ CLYDE E. CONKLIN
                                     -------------------------------------------
                                          Clyde E. Conklin
                                          President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                     -------------------------------------------
                                          Larry K. Moxley
                                          Secretary and Chief Financial Officer