Form 10KSB
period 1999-03-31
FIRSTBANK CORP/ID
filed 1999-06-23
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended March 31, 1999

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
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:        None
                                                              --------------
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share
                                                            --------------------
                                                              (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The Registrant's revenues for the year ended March 31, 1999 were $18.1.

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was $24,873,370 based on the last reported sale price of the common stock of the Registrant on the Nasdaq National Market on June 17, 1999. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant.

As of June 17, 1999, there were 1,658,158 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on July 21, 1999 are incorporated by reference into Part II of the Form 10-KSB.

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

         The Bank, founded in 1920, is a Washington-chartered state savings bank located in Lewiston, Idaho. The Bank, which was formed as an Idaho mutual savings and loan association, converted to a federal mutual savings and loan association in 1935 and adopted the federal mutual savings bank charter in 1990. In July of 1997 the Bank relocated its main office to Clarkston, Washington and on January 30, 1998 converted to a Washington-chartered savings bank. The Bank is currently regulated by the State of Washington, its primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1933. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1933.

         The Bank is a community-oriented financial institution, operating in one business segment, that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage loans within the Bank's market area. The Bank also is active in originating construction, commercial, agricultural real estate loans, and consumer and other non-real estate loans. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the fixed-rate residential mortgage loans with maturities in excess of 15 years that it originates while retaining the servicing rights on most of the conventional loans it sells, although in the year ended March 31, 1999 the Bank retained some 30-year fixed rate loans for its portfolio.

MARKET AREA

         FirstBank's general market area includes northern Idaho and Eastern Washington. Headquartered in Lewiston, Idaho, the bank operates seven full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene and Post Falls, Idaho, and in Clarkston, Washington. The Bank also operates two real estate loan production offices, one in Lewiston and one in Coeur d'Alene, and a commercial and agricultural production center in Lewiston. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The vast majority of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         In general, the market areas served by the Bank are dependent on agriculture, mining, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agricultural activity in the Bank's market area is mainly dry land farming, the primary crop being wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock is also raised in the Bank's market area. Lewiston is the largest city in northern Idaho and serves as the regional center for state government. The economy of Lewiston, in Nez Perce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped keep the economy stable in recent years. Moscow, Idaho, in Latah County, has a population of around 21,000. The county population is approximately 33,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. The growth of the universities has slowed recently, which has caused some slow down in the real estate market. Grangeville, Idaho, in Idaho County, has an economy based mostly on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry has resulted in a decline in population in Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur d'Alene, Idaho, in Kootenai

County, has a population of approximately 31,000 in a county with almost 100,000 residents. Tourism, forest products, mining and agriculture are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily because of the expanding tourism industry and migration from more populous parts of the western and northwestern United States. As a result, real estate activity has been high with a large amount of new home construction.

SELECTED FINANCIAL DATA

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the years indicated.

                                                               At  March 31,
                                                      ------------------------------
FINANCIAL CONDITION DATA:                               1997       1998       1999
                                                      --------   --------   --------
                                                               (In Thousands)
Total assets                                          $137,652   $183,563   $206,745
Loans receivable, net                                  113,048    145,697    165,617
Cash and cash equivalents                                5,303      8,417      8,536
Investment securities held-to-maturity                   5,199      2,449        700
Investment securities available-for-sale                    --      2,654      6,536
Mortgage-backed securities held-to-maturity              2,281      3,420      2,739
Mortgage-backed securities available-for-sale            2,599      7,970     10,135
Deposits                                               107,596    114,495    133,278
Advances from FHLB                                      13,922     35,656     42,027
Stockholders' equity                                    11,011     30,008     27,774

                                                            Year Ended March 31,
                                                      ------------------------------
SELECTED OPERATING DATA:                                1997       1998       1999
                                                      --------   --------   --------
                                                    (In Thousands, except per share data)
Interest income                                       $ 10,192   $ 13,321   $ 14,961
Interest expense                                         5,338      6,573      7,223
                                                      --------   --------   --------
Net interest income                                      4,854      6,748      7,738
Provision for loan losses                                  310        200        296
                                                      --------   --------   --------
Net interest income after provision for loan losses      4,544      6,548      7,442
Non-interest income                                      2,245      2,282      3,106
Non-interest expenses                                    5,877      6,179      7,593
                                                      --------   --------   --------
Income before income tax expense                           912      2,651      2,955
Income tax expense                                         263        945        923
                                                      --------   --------   --------
Net income                                            $    649   $  1,706   $  2,032
                                                      ========   ========   ========

Per Share Data:                                             Pro forma amounts
                                                               (unaudited):
                                                               ------------
    Basic earnings per share                               N/A   $   0.93   $   1.16
    Diluted earnings per share                             N/A   $   0.93   $   1.13
                                                      ========   ========   ========

Dividends                                                  N/A   $   0.14   $   0.34
                                                      ========   ========   ========

                                                                        At or For the
                                                                     Year Ended March 31,
                                                                 --------------------------
                                                                  1997      1998      1999
                                                                 ------    ------    ------
KEY FINANCIAL RATIOS:
PERFORMANCE RATIOS:
Return on average assets (1)                                       0.50%     1.02%     1.03%
Return on average equity (2)                                       5.99      6.98      6.94
Average equity to average assets (3)                               8.34     14.63     14.88
Total equity to total assets at end  of year                       8.00     16.35     13.43
Interest rate spread (4)                                           3.68      3.78      3.88
Net interest margin (5)                                            3.92      4.27      4.36
Average interest-earning assets to average interest-bearing
   Liabilities                                                   105.62    113.26    112.07
Non-interest expense as a percent of average assets                4.52      3.70      3.86
Efficiency ratio (6)                                              82.79     68.43     70.02
Dividend payout ratio                                               N/A     15.01     30.45

EQUITY RATIOS:
Tier I capital to average assets                                   8.02     11.36     10.20
Tier I capital to risk-weighted assets                            12.51     17.10     14.40
Total capital to risk-weighted assets                             13.59     18.05     15.40

ASSET QUALITY RATIOS:
Nonaccrual and 90 days or more past due loans as a percent
   of loans receivable, net                                        1.00      0.31      0.38
Nonperforming assets as a  percent of total assets                 0.99      0.73      0.45
Allowance for loan losses as a percent of total loans
   receivable                                                      0.82      0.73      0.76
Allowance for loan losses as a percent of nonperforming
   loans                                                          86.58    245.61    217.76
Net charge-offs to average outstanding loans                       0.03      0.04      0.04

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

LENDING ACTIVITIES

         GENERAL. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one to four-family residential property. With the implementation of the Commercial Loan Department in fiscal 1998, commercial real estate and commercial non-real estate lending have become a significant portion of the lending activities. The Bank is also active in originating construction and agricultural real estate loans. The Bank's net loans receivable totaled $165.6 million at March 31, 1999, representing 80.1% of consolidated total assets.

         LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the years indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.


                                                              At March 31,
                                   ---------------------------------------------------------------
                                            1997                  1998                 1999
                                            ----                  ----                 ----
                                    Amount       Percent   Amount      Percent   Amount    Percent
                                    ------       -------   ------      -------   ------    -------
                                                      (Dollars in Thousands)
Real estate loans:
 Residential                       $ 77,408       65.32%  $ 87,985      57.06%  $ 83,670    46.54%
Agricultural                         11,998       10.12     14,602       9.47     16,257     9.05
Commercial                            5,392        4.55     12,433       8.06     23,484    13.06
Construction                         11,861       10.01      7,966       5.17      9,333     5.19
                                   --------      ------   --------     ------   --------   ------
Total real estate loans             106,659       90.00    122,986      79.76    132,744    73.84

Consumer and other loans:
Commercial                            1,692        1.43     16,627      10.78     27,969    15.56
Home equity                           5,003        4.22      6,175       4.00      6,012     3.34
Other consumer                        4,125        3.48      6,109       3.96      8,687     4.83
Agricultural operating                1,030        0.87      2,305       1.50      4,357     2.43
                                   --------      ------   --------     ------   --------   ------
Total consumer and other loans       11,850       10.00     31,216      20.24     47,025    26.16
                                   --------      ------   --------     ------   --------   ------

Total loans receivable              118,509      100.00%   154,202     100.00%   179,769   100.00%
                                   --------      ======   --------     ======   --------   ======

Less:
Loans in process                      4,108                  6,934                12,237
Unearned loan fees and discounts        379                    451                   554
Allowance for loan losses               974                  1,120                 1,361
                                   --------               --------              --------
Loans receivable, net              $113,048               $145,697              $165,617
                                   ========               ========              ========


         RESIDENTIAL REAL ESTATE LENDING. The principal lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase or refinance existing residential real estate. At March 31, 1999, $132.7 million, or 73.8%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac").

         The Bank generally retains all of the conventional fixed-rate mortgages with maturities of 15 years or less and sells all of the fixed-rate mortgage loans with maturities in excess of 15 years that it originates, although in the year ended March 31, 1999 the Bank retained some 30-year, fixed-rate loans for its portfolio. The Bank generally retains all of the ARM loans it originates. Most of the loans sold by the Bank are sold to Freddie Mac. The remainder of loans sold are purchased by the Federal National Mortgage Association ("Fannie Mae") or private investors. The Bank sells loans to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 1999, the Bank remains contingently liable for approximately $910,000 of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases."

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

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 1999, the Bank's residential loan portfolio included $15.6 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has historically found that its origination of non-conforming loans has not resulted in high amounts of nonperforming loans.

         The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to increased rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for "teaser rates" (i.e., initial rates of interest below the rates that would apply were the adjusted index plus the applicable margin initially used for pricing), these loans are subject to increased risks of default or delinquency. The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming a rate of 200 basis points above the initial interest rate or the fully indexed rate, whichever is higher. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

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

         CONSTRUCTION LENDING. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions in northern Idaho, especially in the area around Coeur d'Alene, lower long-term interest rates and an increased demand for housing units as a result of the population growth in northern Idaho. At March 31, 1999, construction loans totaled $9.3 million, or 5.2% of total loans. At such date, the average amount of the Bank's construction loans was approximately $101,000, which reflects that much of the construction in the Coeur d'Alene area is of entry-level housing. The largest construction loan in the Bank's portfolio at March 31, 1999 was $400,000. During the year ended March 31, 1999, construction loans constituted 9.3% of total loan originations.

         The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 1999, speculative loans totaled $3.6 million, or 38.6% of the total construction loan portfolio. Construction loans to individuals generally convert to permanent mortgage loans upon completion of the construction period. At March 31, 1999, custom construction loans to individuals totaled $4.0 million, or 42.9% of the total construction loan portfolio.

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

         Loans to builders for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy includes a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation and monitors their borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 1999, the Bank had approved seven major builders, the largest borrowing capacity of which was approximately $1.3 million. At March 31, 1999, the Bank's major builders had total loans of $3.0 million outstanding. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

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

         AGRICULTURAL LENDING. Agricultural real estate lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 25 years of experience and the Senior Vice President, Agricultural and Consumer Lending has 19 years of experience in agricultural real estate lending. The existing staff's experience maintains the Bank as the most experienced agricultural lender in the area. At March 31, 1999, agricultural real estate loans totaled $16.3 million, or 9.0% of the Bank's total loan portfolio.

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

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the farmer and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 1999, the largest agricultural real estate loan was $1.0 million and the average Bank agricultural real estate loan was approximately $145,000.
---------

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

         COMMERCIAL LENDING. Commercial real estate lending is becoming a significant part of the Bank's lending strategy. At March 31, 1999, the Bank's commercial real estate loan portfolio totaled $23.5 million, or 13.1% of total loans. The Bank has been more active in originating commercial real estate loans in recent periods. During the year ended March 31, 1999, originations of commercial real estate loans totaled $14.7 million. In connection with the expansion of the Bank's community banking activities, the Bank intends to further increase its emphasis on commercial real estate lending.

         The Bank's commercial real estate loans include loans secured primarily by owner-occupied buildings, storage facilities, manufactured home parks, small office buildings, retail shops, multi-family residential properties and other small commercial properties. Commercial real estate loans in the Bank's portfolio only includes loans originated by the Bank. At March 31, 1999, the average size of the Bank's commercial real estate loans was $222,000 and the largest was $2.5 million. Appraisals on properties that secure commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Operating statements on most commercial loans are prepared and submitted to the Bank on an annual basis.

         Commercial lending has become an important part of the Bank's lending strategy this past year. The Senior Vice President has 19 years of commercial lending experience and was able, with the help of other experienced lenders to increase commercial non-real estate loans to 15.6% of the total loan portfolio. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit of one year while equipment secured loans may be for a term as long as five years. Nonresidential commercial lending has increased from $16.6 million to $28.0 million from fiscal year ended 1998 and 1999, respectively.

         Commercial lending affords the Bank an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

         CONSUMER AND OTHER LENDING. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 1999, the Bank's consumer and other non-mortgage loans totaled approximately $19.1 million, or 10.6% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The Bank also originates a small amount of agricultural operating loans and equipment loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has more aggressively marketed.

         At March 31, 1999, home equity loans totaled $6.0 million. The Bank offers both home equity second mortgage loans and lines of credit. Substantially all of the Bank's home equity loans are primarily secured by second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years and only with fixed interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate.

         At March 31, 1999, agricultural operating loans totaled $4.4 million. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and other business entities.

         Consumer and non-mortgage loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and farm equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Similarly, payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 1999, the Bank had no consumer and non-mortgage loans accounted for on a nonaccrual basis.

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at March 31, 1999 regarding the dollar amount of principal repayments for loans becoming due during the years indicated. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                                       One        After 5 Years    After 10 Years
                                   Within          Year Through      Through          Through        Beyond
                                  One Year           5 Years         10 Years         15 Years      15 Years      Total
                                  --------         ------------   -------------    --------------   --------    --------
                                                                       (In Thousands)
Real estate loans:
  Residential                      $20,872           $12,093         $ 9,584          $ 8,423       $32,698     $ 83,670
  Construction                       9,073               260               0                0             0        9,333
  Commercial                         2,026             6,559          11,045            2,172         1,682       23,484
  Agricultural                         323               151           1,095            4,647        10,041       16,257
Commercial non-real estate          11,308             8,226           1,035                0         7,400       27,969
Consumer and other loans            12,012             4,128           2,070              223           623       19,056
                                   -------           -------         -------          -------       -------     --------
Total loans receivable             $55,614           $31,417         $24,829          $15,465       $52,444     $179,769
                                   =======           =======         =======          =======       =======     ========

         The following table sets forth the dollar amount of all loans due after March 31, 1999, that have fixed interest rates and have floating or adjustable interest rates.

                              Fixed      Floating or
                              Rates    Adjustable Rates
                             -------   ----------------
                                  (In Thousands)
Real estate loans:
  Residential                $56,822            $26,848
  Construction                 9,333                  0
  Commercial                   8,792             14,692
  Agricultural                 1,419             14,838
Commercial non-real estate    16,924             11,045
Consumer and other loans       6,256             12,800
                             -------            -------
                             $99,546            $80,223
                             =======            =======
Total loans receivable

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

         Residential real estate loans up to $245,000 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans up to $750,000 must be approved by two members of the management loan committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans resulting in total extension of credit to one borrower up to $750,000 must be approved by two members of the management loan committee. Any loan that would result in the total extension of credit to one borrower to be in excess of $750,000 or to a major builder in excess of its maximum credit limit must be approved by the Board of Directors Loan Committee. Consumer loans up to $25,000 and home equity loans up to $100,000 may be approved by designated underwriters. All other consumer and home equity loans must be approved by two members of the management loan committee.

         LOAN ORIGINATIONS, SALES AND PURCHASES. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 1999, the Bank originated $165.6 million of loans. Residential real estate loan originations totaled $105.9 million for the year ended March 31, 1999. Of the $165.6 million of loans originated during the year ended March 31, 1999, 21.6% were adjustable-rate loans and 78.4% were fixed-rate loans.

         In the early 1990's, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $1.0 million and $1.7 million during the years ended March 31, 1998 and 1999, respectively. The Bank sells loans on a loan-by-loan basis. Generally a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Where a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In such event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 1999, the Bank remained contingently liable for approximately $910,000 of loans sold with recourse.

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

         The following table shows total loans originated, purchased, sold and repaid during the years indicated.

                                                       Year Ended March 31,
                                               -----------------------------------
                                                 1997          1998         1999
                                               ---------    ---------    ---------
                                                         (In Thousands)
Total loans receivable at  beginning of year   $ 100,655    $ 118,509    $ 154,202
                                               ---------    ---------    ---------

Loans originated:
Real estate loans:
   Residential                                    80,721       96,124      105,939
   Construction                                   26,359       12,377       15,411
   Agricultural                                    1,326        4,395        4,249
   Commercial                                      4,887        9,555       14,726
Commercial non-real estate                         1,692       16,526       18,539
Consumer and other loans                           4,537        6,297        6,763
                                               ---------    ---------    ---------
Total loans originated                           119,522      145,274      165,627
                                               ---------    ---------    ---------

Loans purchased:
   Real estate loans:
   Residential                                        43          160        1,270
   Construction                                       --           --           --
   Agricultural                                       --           --          775
   Commercial                                         --           --           --
Commercial non-real estate                            --          144           --
Consumer and other loans                              --           --           --
                                               ---------    ---------    ---------
Total loans purchased                                 43          304        2,045
                                               ---------    ---------    ---------

Loans sold:

Servicing retained                               (25,140)     (25,435)     (38,204)
Servicing released                               (33,585)     (39,860)     (55,722)
                                               ---------    ---------    ---------
Total loans sold                                 (58,725)     (65,295)     (93,926)

Loan principal repayments                        (33,905)     (25,747)     (28,303)

Other(1)                                          (9,081)     (18,843)     (24,338)
                                               ---------    ---------    ---------
Change in total loans receivable                  17,854       35,693       25,567
                                               ---------    ---------    ---------
Total loans receivable at end of year          $ 118,509    $ 154,202    $ 179,769
                                               =========    =========    =========

(1)      Consists of refinanced loans.

         LOAN COMMITMENTS. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $22.0 million at March 31, 1999.

         LOAN ORIGINATION AND OTHER FEES. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $554,000 of unearned loan fees and discounts at March 31, 1999.

         LOAN SERVICING. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 1999, the Bank was servicing $150.5 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 1999, the Bank held $1.8 million in escrow for its portfolio of loans serviced for others.

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

                                                                          At March 31,
                                                                          ------------

                                                                    1997      1998      1999
                                                                   ------    ------    ------
                                                                     (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
  Residential                                                      $  526    $  418    $  386
  Construction                                                        595        36        44
  Agricultural                                                         --        --        --
  Commercial                                                           --        --        --
Commercial non-real estate                                             --        --       182
Consumer and other loans                                                4        --        --
                                                                   ------    ------    ------
Total                                                               1,125       454       612
                                                                   ------    ------    ------

Accruing loans which are contractually
  Past due 90 days or more:
Real estate loans:
  Residential                                                          --         2        --
  Construction                                                         --        --        13
  Agricultural                                                         --        --        --
  Commercial                                                           --        --        --
Commercial non-real estate                                             --        --        --
Consumer and other loans                                               --        --        --
                                                                   ------    ------    ------
Total                                                                  --         2        13
                                                                   ------    ------    ------

Total of nonaccrual and 90 days past
  Due loans                                                         1,125       456       625
Real estate owned                                                     234       883       299
                                                                   ------    ------    ------
Total nonperforming assets                                         $1,359    $1,339    $  924
                                                                   ======    ======    ======

  Restructured loans                                               $1,742        --    $  201

Nonaccrual and 90 days or more past due
  loans as a percent of loans receivable, net                       1.00%     0.31%     0.37%
Nonaccrual and 90 days or more past
  due loans as a percent of total assets                            0.82%     0.25%     0.30%
Nonperforming assets as a percent of
  total assets                                                      0.99%     0.73%     0.54%
Total nonperforming assets to total loans                           1.15%     0.87%     0.51%

         Interest income that would have been recorded for the year ended March 31, 1999 had nonaccruing loans been current in accordance with their original terms amounted to approximately $21,000. The amount of interest included in interest income on such loans for the year ended March 31, 1999 amounted to approximately $40,000.

         REAL ESTATE OWNED. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 1999, the Bank had $299,000 of REO.

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

         At March 31, 1999, classified assets of the Company totaled $1.7 million. Assets classified as loss totaled $26,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $7,000 and installment loans of $19,000. Assets classified as substandard totaled $697,000 and consisted of REO totaling $299,000. Assets designated as special mention totaled $967,000 and consisted of seven residential real estate loans totaling $587,000, five installment loans totaling $198,000, and one commercial real estate loan totaling $182,000. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                At March 31,
                          ------------------------
                           1997     1998     1999
                          ------   ------   ------
                               (In Thousands)
Loss                      $   20   $   19   $   26
Doubtful                      --       --       --
Substandard                2,006    1,598      697
Special mention              618      569      967
                          ------   ------   ------
Total classified assets   $2,644   $2,186   $1,690
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

         At March 31, 1999, the Bank had an allowance for loan losses of $1.4 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                     Year Ended March 31,
                                                  --------------------------
                                                   1997      1998      1999
                                                  ------    ------    ------
                                                     (Dollars in Thousands)
Allowance at beginning of year                    $  701    $  974    $1,120

Provision for loan losses(1)                         310       200       296

Recoveries                                            --        --         1

Charge-offs:
Real estate loans:
  Residential                                         --        --        21
  Construction                                        36        51        --
  Agricultural                                        --        --        --
  Commercial                                          --        --        --
Commercial non-real estate                            --        --        --
Consumer and other loans                               1         3        35
                                                  ------    ------    ------
Total charge-offs                                     37        54        56
                                                  ------    ------    ------
Net charge-offs                                       37        54        55
                                                  ------    ------    ------
Balance at end of year                            $  974    $1,120    $1,361
                                                  ======    ======    ======

Allowance for loan losses as a percent of total
  loans receivable                                  0.82%     0.73%     0.76%
Net charge-offs to average outstanding loans        0.03%     0.04%     0.04%

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Comparison of Operating Results for the Years Ended March 31, 1998 and 1999 -- Provisions for Loan Losses" for a discussion of the factors responsible for changes in the Bank's provision for loan losses between the years.

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

                                                        At March 31,
                                  --------------------------------------------------------
                                       1997               1998               1999
                                  --------------------------------------------------------
                                                  (Dollars in Thousands)
                                         % of Loans         % of Loans           % of Loans
                                         in Category        in Category          in Category
                                          to Total           to Total              to Total
                                  Amount   Loans     Amount   Loans     Amount      Loans
                                  ------   ------    ------   ------    ------      -----
Real estate loans:
   Residential                    $  317    65.32%   $  367    57.06%   $  288      46.54%
   Construction                      261    10.01       181     5.17       217       5.19
   Agricultural                      216    10.12       202     9.47       252       9.05
   Commercial                         97     4.55       310    18.84       527      28.62
Consumer and other loans              83    10.00        60     9.46        77      10.60
                                  ------   ------    ------   ------    ------   --------
Total allowance for loan losses   $  974   100.00%   $1,120   100.00%   $1,361     100.00%
                                  ======   ======    ======   ======    ======   ========

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

         Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

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

         Investment securities are purchased primarily for managing liquidity. Generally, the Bank purchases mortgage- backed securities only during times of reduced loan demand

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the years indicated.

                                                     At March 31,
                             ---------------------------------------------------------------
                                                (Dollars in Thousands)
                                    1997                 1998                  1999
                                    ----                 ----                  ----

                             Carrying  Percent of  Carrying  Percent of  Carrying  Percent of
                              Value    Portfolio    Value    Portfolio    Value    Portfolio
                             -------   ---------   -------   ---------   -------   ---------
AVAILABLE-FOR-SALE:
Investment securities        $    --        --%    $ 2,654     16.09%    $ 6,536     32.50%
Mortgage-backed securities     2,599     25.79       7,970     48.32      10,135     50.40
                             -------    ------     -------    ------     -------    ------
Total available-for-sale       2,599     25.79      10,624     64.41      16,671     82.90

HELD-TO-MATURITY:
Investment securities          5,199     51.58       2,449     14.85         700      3.48
Mortgage-backed securities     2,281     22.63       3,420     20.74       2,739     13.62
                             -------    ------     -------    ------     -------    ------
Total held-to-maturity         7,480     74.21       5,869     35.59       3,439     17.10
                             -------    ------     -------    ------     -------    ------

Total                        $10,079    100.00%    $16,493    100.00%    $20,110    100.00%
                             =======    ======     =======    ======     =======    ======

The table below sets forth certain  information  regarding  the carrying  value,
weighted   average   yields  and   maturities  of  the  Bank's   investment  and
mortgage-backed securities at March 31, 1999.

                                              Over            Over
                            Less Than        One to          Five to            Over Ten
                            One Year       Five Years       Ten Years            Years
                        ---------------   -------------   --------------    ---------------
                                               (Dollars in Thousands)

                         Amount   Yield   Amount  Yield    Amount  Yield     Amount   Yield
                         ------   -----   ------  -----    ------  -----     ------   -----
Investment Securities   $   700   5.12%      --      --   $   853   7.75%   $ 5,683   7.49%
Mortgage-backed
  Securities                 --     --       --      --       481   4.55     12,393   6.37
                        -------   ----     ----    ----   -------   ----    -------   ----
Total                   $   700   5.12%      --      --   $ 1,334   6.60%   $18,076   6.72%
                        =======   ====     ====    ====   =======   ====    =======   ====

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

         DEPOSIT ACCOUNTS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of the States of Idaho and Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers
"TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit, although the Bank has in the past accepted brokered certificates of deposit. At March 31, 1999, the Bank had no brokered deposits. In March 31, 1999, certificates of deposit that are scheduled to mature in less than one year totaled $51.4 million. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         The following table sets forth information concerning the Bank's deposits at March 31, 1999.

           Weighted
            Average                                                                      Percentage
           Interest          Checking and                      Minimum                   of Total
             Rate           Savings Deposits                   Amount      Balance        Deposits
             ----           ----------------                   ------      -------        --------

                                      (In Thousands, except minimum amount)
             0.77%        NOW                                    $ --      $29,277          21.97%
             3.22         Money Market Deposit                     --       10,240           7.68
             2.55         Passbook                                 --       14,958          11.22
                                                                           -------         ------
                                      Total Checking & Passbook             54,475          40.87

                          Certificates of Deposit
                          -----------------------
             3.88         7 days to 179 days                    2,500       11,991           9.00
             5.09         11 months special/non-                  500        5,758           4.32
                          renewable
             4.61         6 months to less than 1 year          1,000        8,908           6.69
             3.03         14 months special/non-                  500          323           0.24
                          renewable
             5.12         1 year to less than 2 years             500        7,772           5.83
             5.63         27 months special/non-                  500       22,163          16.63
                          renewable
             5.57         2 years to less than 3 years            500        7,133           5.35
             5.48         New 2 years to 5 years-                 100        4,215           3.16
                          Add on
             5.34         3 years to less than 4 years            500        1,647           1.24
             5.81         4 years to less than 5 years            500        2,585           1.94
             6.19         5 years to less than 10 years           500        5,482           4.11
             5.0          IRA Variable                             --          826           0.62
                                                                          --------         ------
                                      Total Certificates of Deposit         78,803          59.13%
                                                                          --------         ------

                                                    Total Deposits        $133,278         100.00%
                                                                          ========         ======

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 1999. Jumbo certificates of deposit are certificates in amounts of more than $100,000.


          Maturity Period                                    Amount
          ---------------                                    ------
                                                        (In Thousands)
          Three months or less                              $ 6,919
          Over three through six months                       2,056
          Over six through 12 months                          2,130
          Over 12 months                                      3,141
                                                            -------

          Total jumbo certificates of deposit               $14,246
                                                            =======

         DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the years indicated.

                                                                     At March 31,
                                 -----------------------------------------------------------------------------------
                                        1997                        1998                        1999
                                 -----------------------------------------------------------------------------------
                                           Percent              Percent                         Percent
                                             of                   of       Increase                of       Increase
                                  Amount    Total      Amount    Total    (Decrease)    Amount    Total    (Decrease)
                                 --------   ------    --------   ------    --------    --------   ------    --------
                                                                    (Dollars in Thousands)

NOW accounts                     $ 15,943    14.82%   $ 19,389    16.93%   $  3,446    $ 29,277    21.97%      9,888
Passbook accounts                  14,164    13.16      13,418    11.72        (746)     14,958    11.22       1,540
Money market deposit
  Accounts                          6,968     6.48       9,078     7.93       2,110      10,240     7.68       1,162
Fixed-rate certificates
  which mature:
     Within 1 year                 53,120    49.37      52,836    46.15        (284)     51,365    38.54      (1,471)
     After 1 year, but within
      2 years                      11,139    10.35      13,111    11.45       1,972      21,838    16.39       8,727
     After 2 years, but within
      5 years                       6,241     5.80       6,626     5.79         385       5,386     4.04      (1,240)
     Certificates maturing
       thereafter                      21     0.02          37     0.03          16         214     0.16         177
                                 --------   ------    --------   ------    --------    --------   ------    --------
Total                            $107,596   100.00%   $114,495   100.00%   $  6,899    $133,278   100.00%   $ 18,783
                                 ========   ======    ========   ======    ========    ========   ======    ========

         TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Bank categorized by rates for the years indicated.

                                                 At March 31,
                                                 ------------

                                       1997            1998          1999
                                     -------         -------       -------
                                                 (In Thousands)
2.0 - 2.99%                          $    --         $    --       $   689
3.0 - 3.99%                              997           1,001        10,758
4.0 - 4.99%                            7,132           7,995        17,314
5.0 - 5.99%                           42,816          55,992        45,354
6.0 - 6.99%                           17,082           6,638         3,794
7.0 - 7.99%                            1,990             483           402
8.0 - 8.99%                               51              49            47
9% and over                              453             452           445
                                     -------         -------       -------
Total                                $70,521         $72,610       $78,803
                                     =======         =======       =======

The following table sets forth the amount and maturities of time deposits at March 31, 1999.

                                            Amount Due
                                            ----------

                                                                            Percent
                         After     After     After                          of Total
              Less Than  1 to 2    2 to 3    3 to 4    After              Certificate
              One Year   Years     Years     Years    4 Years    Total      Accounts
              -------   -------   -------   -------   -------   -------   -----------
                                      (Dollars in Thousands)
2.0 - 2.99%   $   689   $    --   $    --   $    --   $    --   $   689          0.87%
3.0 - 3.99%     9,426     1,276        56        --        --    10,758         13.65
4.0 -4.99%     10,813     5,355       866       174       106    17,314         21.97
5.0 - 5.99%    26,940    14,751       687       613     2,363    45,354         57.55
6.0 - 6.99%     3,478       316        --        --        --     3,794          4.82
7.0 - 7.99%         6       111       218        --        67       402          0.51
8.0 - 8.99%         4         8        35        --        --        47          0.06
9% and over         9        21       415        --        --       445          0.57
              -------   -------   -------   -------   -------   -------   -----------
Total         $51,365   $21,838   $ 2,277   $   787   $ 2,536   $78,803        100.00%
              =======   =======   =======   =======   =======   =======   ===========

         DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Bank for the years indicated.

                              Year Ended March 31,
                             ----------------------
                                1997         1998       1999
                             ---------    ---------   ---------
                                       (In Thousands)
Beginning balance            $ 115,324    $ 107,596   $ 114,495
                             ---------    ---------   ---------

Net increase (decrease)
  before interest credited     (11,902)       3,396      13,864
Interest credited                4,174        3,503       4,919
                             ---------    ---------   ---------
Net increase (decrease)
  in savings deposits           (7,728)       6,899      18,783
                             ---------    ---------   ---------

Ending balance               $ 107,596    $ 114,495   $ 133,278
                             =========    =========   =========

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

         The following tables set forth certain information regarding borrowings by the Bank for the years indicated:

                                                                              At or For the
                                                                           Year Ended March 31,
                                                           -----------------------------------------------

                                                            1997               1998                 1999
                                                            ----               ----                 ----
                                                                           (Dollars in Thousands)
Maximum amount of FHLB advances outstanding
  At any month end during the year                         $15,060             $39,323             $47,227
Approximate average FHLB advances
  Outstanding during the year                                8,488              32,566              41,107
Balance of FHLB advances outstanding
  at end of year                                            13,922              35,656              42,027
Weighted average rate paid on
  FHLB advances at end of year                                5.87%               5.84%               5.51%
Approximate weighted average rate paid on
  FHLB advances during the year                               5.90%               6.26%               5.72%


                                                                 One Year to        Five Years to
                                             Less than One      Less than Five      Less than Ten      Greater than
                                                  Year               Years             Years            Ten Years
                                                  ----               -----             -----            ---------
Maturities of advances from FHLB                 $16,200            $13,656           $10,750            $1,421
Percentage of total advances                       38.55%             32.49%            25.58%             3.38%

COMPETITION

      The Bank operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions and other thrifts operating in its market area. The Bank's competitors include large regional and superregional banks. These institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank's. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks and other thrifts operating in its market as well as from mortgage bankers and brokers, consumer finance companies, and, with respect to agricultural loans, government sponsored lending programs. Such competition for deposits and the origination of loans may limit the Bank's growth and profitability in the future.


SUBSIDIARY ACTIVITIES

         The Bank has one subsidiary, Tri-Star Financial who sells life insurance and tax deferred annuities on an agency basis. At March 31, 1999, the Bank's equity investment in its subsidiary was $47,000.

PERSONNEL

      As of March 31, 1999, the Bank had 97 full-time and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

                                   REGULATION

FIRSTBANK NORTHWEST

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

         Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the Bank Insurance Fund ("BIF"), which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations.

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

         At March 31, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 1999, the Bank had a Tier 1 capital to average assets ratio of 10.2%, a Tier 1 capital to risk-weighted assets ratio of 14.4%, and a Total capital to risk-weighted assets ratio of 15.4%.

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

         FEDERAL RESERVE SYSTEM. In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.8 million of transaction accounts and for amounts greater than $47.8 million, the reserve requirement is 10% of that portion of total transaction accounts in excess of $47.8 million. The first $4.4 million of otherwise reservable balances are exempt from reserve requirements. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of March 31, 1999, the Bank met its reserve requirements.

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

         DIVIDENDS. Dividends from the Bank will constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company will depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

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

         QUALIFIED THRIFT LENDER TEST. The HOLA provides that any savings and loan holding company that controls a savings association that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1999, the Bank was in compliance with the QTL test.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Bank operates seven full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and Clarkston, Washington. The Company owns the Lewiston, Lewiston Orchards, Moscow, Grangeville, and Coeur d'Alene facilities, leases the Washington building on a month-to-month tenancy for three years which began July 1, 1997, and leases the in store location of the Post Falls branch on a month-to-month tenancy with Tidymans which began March 1, 1999. The Bank also operates one loan production office in Coeur d'Alene, Idaho, which is located in the same facility as its full-service office, and one loan production office in Lewiston, Idaho, which is a leased building adjacent to the Lewiston facilities. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 1999, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $5.3 million. The Company believes that its existing facilities are adequate for the current level of operations.


ITEM 3.  LEGAL PROCEEDINGS

         Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company and the Bank are not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded on the Nasdaq National Market under the symbol FBNW. The table below reflects the high and low closing and sales prices of the common stock and cash dividends paid per share for the last three fiscal years. The common stock began trading on July 2, 1997. At March 31, 1999 there were 331 record holders of common stock of the Company.


                        1999                      High                  Low               Dividends
                        ----                      ----                  ---               ---------
             First Quarter                      $23.500               $19.500              $0.08
             Second Quarter                      24.000                13.750               0.08
             Third Quarter                       17.375                12.688               0.09
             Fourth Quarter                      18.000                14.000               0.09


                        1998                      High                  Low               Dividends
                        ----                      ----                  ---               ---------
             First Quarter                        N/A                   N/A                  N/A
             Second Quarter                      19.125                15.250               0.00
             Third Quarter                       18.875                15.625               0.07
             Fourth Quarter                      21.125                18.188               0.07


                        1997                      High                  Low               Dividends
                        ----                      ----                  ---               ---------
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. Additional expenses that will be incurred in fiscal 2000 are related to the new in-store branch in Post Falls, Idaho, the new branch which is to open this Fall in Liberty Lake, Washington, and the Management Recognition and Development Plane (MRDP). The conversion from the present service bureau to an in-house system will result in an assessment of a penalty, de-conversion and related costs of over $120,000, to be incurred in June 1999. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

OPERATING STRATEGY

         The Company's primary goal has been to improve the Company's profitability while maintaining a sound capital position. To accomplish this goal, the Company has employed an operating strategy that includes: (1) originating for its portfolio, residential mortgage loans, primarily with adjustable rates or with fixed rates with terms of 15 years or less, secured by properties located in its primary market area; (2) enhancing net income and controlling interest rate risk by originating fixed-rate residential mortgage loans for sale in the secondary market, as market conditions permit, as a means of generating current income through the recognition of cash gains on loan sales and loan servicing fees; (3) increasing its average yield on interest-earning assets by originating for portfolio higher-yielding construction, commercial real estate and agricultural real estate loans; and (4) controlling asset growth to a level sustainable by the Company's capital position. The Company has adopted a community banking strategy pursuant to which it will expand the products and services it offers within its primary market area in order to improve market share and increase the average yield of its interest-earning assets. Specifically, the Company intends to continue to expand its agricultural real estate and commercial real estate lending activities. The Company also intends to pursue the expansion its non-mortgage lending activities by increasing its emphasis on originating agricultural operating loans and commercial business loans. These loans afford the Company the opportunity to achieve higher interest rates with shorter terms to maturity than residential mortgage loans but involve greater credit risk. As part of this strategy, the Company hired an experienced commercial loan officer to head the commercial loan department in fiscal 1997. In fiscal 1998, the commercial department added three experienced officers and the agricultural department expanded its lending capabilities with the addition of two locally established loan officers. In fiscal 1999, the commercial department added another experienced loan officer that resides in the Moscow, Idaho area. During fiscal year 2000, the commercial department will strengthen its presence in the Coeur d'Alene area by adding a loan officer. There can be no assurances that the Company will be successful in its efforts to increase its originations of these types of loans. Management anticipates that the Company will incur significant other expenses in connection with the implementation and maintenance of its online banking programs, and as various programs and services, such as its commercial real estate and business lending operations, are introduced or expanded. These expenses could reduce earnings for a period of time while income from new programs and services increases to a level sufficient to cover the additional expenses.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND MARCH 31, 1999

         Total assets increased $23.2 million, or 12.6%, from $183.6 million at March 31, 1998 to $206.8 million at March 31, 1999. The growth in assets is primarily attributable to an increase in loans receivable and investment and mortgage-backed securities, resulting primarily from the increased deposits and FHLB advances. Net loans receivable increased from$145.7 million at March 31, 1998 to $165.6 million at March 31, 1999. The mix of loans has changed reflecting the Company's community banking strategy. In real estate loans, residential mortgage loans decreased from 57.0% to 46.5% of total loans, construction loans stayed consistent at 5.2% agricultural loans decreased from 9.5% to 9.1% and commercial real estate loans increased from 8.0% to 13.1%. In non-real estate loans, home equity lines decreased from 4.0% to 3.3%, agricultural operating lines increased from 1.5% to 2.4%, commercial business loans increased from 10.8% to 15.6% and other consumer loans increased from 4.0% to 4.8%. Included in the March 31, 1999 residential real estate loan balance is $7.0 million of fixed interest equity loans secured by second liens; if these had been classified as consumer loans, the real estate residential loan ratio would have been 42.6% and home equity would have been 7.2% of total loans. These ratios reflect the Bank's move to a more commercial banking mix of assets. During the year ended March 31, 1999, the Company retained for its portfolio fixed-rate mortgage loans with terms of 15 years or less totaling $11.1 million. Cash and cash equivalents increased from $8.4 million to $8.5 million and investment securities increased from $5.1 million to $7.2 million. Mortgage-backed securities increased from $11.4 million to $12.9 million, due to a portion of FHLB advances being invested in collateralized mortgage obligations.

         Total liabilities increased from $153.6 million at March 31, 1998 to $179.0 million at March 31, 1999. Deposits increased $18.8 million from $114.5 million at March 31, 1998 to $133.3 million at March 31, 1999. Of the $18.8 million gain, $12.6 was in core deposit accounts. Presently 52.0% of checking accounts are non-interest bearing. FHLB advances increased from $35.7 million at March 31, 1998 to $42.0 million at March 31, 1999. Included in these advances is $15.8 million in callable advances, as the Company increased its use of borrowings to fund asset growth.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1998 AND 1999

         GENERAL. Net income increased $330,000, from $1.7 million ($0.93 per share - basic and diluted) for the year ended March 31, 1998 to $2.0 million ($1.16 per share - basic; $1.13 per share - diluted) for the year ended March 31, 1999. The Company experienced an increase in net interest income and non-interest income in fiscal 1999 compared to fiscal 1998. However, these increases were partially offset by an increase in non-interest expense. The non-interest expenses included opening a new branch office, expanding staff, offering new services and expensing items not able to be capitalized related to purchasing and installing new telephone lines.

         NET INTEREST INCOME. Net interest income increased $990,000, or 14.7%, from $6.7 million for the year ended March 31, 1998 to $7.7 million for the year ended March 31, 1999. The most significant portion of this increase was a result of decreasing cost of funds greater than the small decline in loan yields. The Company's interest rate spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities increased from 3.78% for fiscal 1998 to 3.88% for fiscal 1999.

         Total interest income increased $1.7 million from $13.3 million for the year ended March 31, 1998 to $15.0 million for the year ended March 31, 1999. Interest income on loans receivable increased $1.6 million, or 13.9%, from $11.7 million for fiscal 1998 to $13.3 million for fiscal 1999. The increase was the result of a larger average balance of loans in fiscal 1999. Interest income on mortgage-backed and related securities increased $11,000 from fiscal 1998 to fiscal 1999 primarily as a result of a larger average balance of mortgage-backed securities in fiscal 1999 offset by a decreasing yield caused by higher pre-payments. Interest income on additional investment securities increased $9,000, from fiscal 1998 to fiscal 1999 as a result of purchasing additional Bank Qualified Idaho Municipal Bonds, which increased the average balance. Interest income on other interest-earning assets decreased slightly from fiscal 1998 to fiscal 1999 as a result of lower yields in 1999.

         Interest expense increased by $650,000, from $6.6 million for the year ended March 31, 1998 to $7.2 million for the year ended March 31, 1999. Interest expense on deposits increased $210,000, or 4.5%, from fiscal 1998 to fiscal 1999. The average balance of deposits increased from fiscal 1998 to fiscal 1999, and the average rate paid on deposits decreased. Interest expense on FHLB advances increased $440,000 from $1.9 million in fiscal 1998 to $2.4 million in fiscal 1999 as a result of a larger average balance of outstanding borrowings in fiscal 1999.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $296,000 for the year ended March 31, 1999 compared to $200,000 for the year ended March 31, 1998. Management continues to increase the provision for loan losses as a result of the growth experienced in the loan portfolio, specifically the growth of commercial and consumer loans, which generally are riskier than residential mortgage loans. The Company's allowance for loan losses was $1.4 million or 0.76% of total loans receivable, at March 31, 1999, compared to $1.1 million, or 0.73% of total loans receivable, at March 31, 1998. Net loan charge-offs were $55, 000 during both fiscal 1999 and fiscal 1998.

         NON-INTEREST INCOME. Total non-interest income increased $820,000, or 36.1%, from fiscal 1998 to fiscal 1999. Income on gain on sales of loans increased $640,000, or 63.2%, from fiscal 1999 to fiscal 1998 because of higher volume of sold loans that were originated during the year. Service fees and charges increased $165,000, which was caused by an increase in checking account fee income. This increase was due to a growing number of NOW accounts and an increase in corresponding fees charged. Commissions increased $16,000, resulting from higher life and accidental health insurance sales on installment loans.

         NON-INTEREST EXPENSE. Total non-interest expense increased $1.4 million, or 22.9%, from $6.2 million for the year ended March 31, 1998 to $7.6 million for the year ended March 31, 1999. Compensation and related benefits increased $740,000, or 20.8%, from fiscal 1998 to fiscal 1999. Occupancy expenses increased $100,000, or 13.6% and data processing expenses increased $190,000, or 66.8%, between the periods, while professional fees decreased $43,000. These increases were primarily the result of the increased level of operations in 1999 undertaken by the Company. All other non-interest expenses increased approximately $420,000, or 31.8%.

         INCOME TAXES. Income taxes were $923,000 for the year ended March 31, 1999 compared with $944,000 for the year ended March 31, 1998. The decrease in the effective income tax rate was due to an increase in fiscal 1999 tax exempt interest income.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

         The following table sets forth certain information for the years indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average tax effected yields and costs. Such yields and costs for the years indicated are derived by dividing tax effected income or expense by the average monthly balance of assets or liabilities, respectively, for the years presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                    Years Ended March 31,
                               ---------------------------------------------------------------------------------------
                                           1997                             1998                     1999
                                           ----                             ----                     ----
                                          Interest   Average           Interest   Average             Interest Average
                                Average     and      Yield/   Average    and      Yield/   Average      and    Yield/
                                Balance   Dividends  Cost     Balance  Dividends  Cost     Balance   Dividends Cost
                               --------   ---------  -----   --------  ---------  ----    --------   --------- ----
                                                               (Dollars in Thousands)
Interest-earning assets(1):
Loans receivable               $106,295   $ 9,249    8.70%   $133,294   $11,695    8.82%  $155,860   $13,315   8.64%
Mortgage-backed securities        2,588       147    5.68       9,589       613    6.39     11,111       623   5.61
Investment securities             8,955       534    5.96       5,164       292    6.33      6,816       302   6.22
Other earning assets              5,834       262    4.49      10,005       721    7.21      9,972       721   7.23
                               --------   -------            --------   -------           --------   -------
Total interest-earning assets   123,672    10,192    8.24     158,052    13,321    8.49    183,759    14,961   8.29

Non-interest-earning assets       6,259                         9,011                       13,067
                               --------                      --------                     --------
Total assets                   $129,931                      $167,063                     $196,826
                               ========                      ========                     ========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts             $ 36,457       818    2.24    $ 38,245       890    2.33   $ 46,749       877   1.88
Certificates of deposit          72,550     4,021    5.54      70,743     3,769    5.33     76,107     3,993   5.25
                               --------   -------            --------   -------           --------   -------
Total deposits                  109,007     4,839    4.44     108,988     4,659    4.27    122,856     4,870   3.96

Advances from FHLB                8,080       499    6.18      30,560     1,914    6.26     41,107     2,353   5.72
                               --------   -------            --------   -------           --------   -------
Total interest-bearing
   Liabilities                  117,087     5,338    4.56     139,548     6,573    4.71    163,963     7,223   4.41
                                          -------                       -------                      -------
Non-interest-bearing
   Liabilities                    2,003                         3,067                        3,574
                               --------                      --------                     --------
Total liabilities               119,090                       142,615                      167,537
                               --------                      --------                     --------
Total stockholders' equity       10,841                        24,448                       29,289
                               --------                      --------                     --------

Total liabilities and
   total stockholders' equity  $129,931                      $167,063                     $196,826
                               ========                      ========                     ========

Net interest income                       $ 4,854                       $ 6,748                      $ 7,738
                                          =======                       =======                      =======

Interest rate spread                                 3.68%                         3.78%                       3.88%
                                                     ====                          ====                        ====

Net interest margin                         3.92%                          4.27%                        4.36%
                                          ======                        =======                      =======

Ratio of average interest-
   earning assets to average
   interest- bearing liabilities          105.62%                        113.26%                      112.07%
                                          ======                        =======                      =======

(1)      Does not include interest on loans 90 days or more past due.

RATE/VOLUME ANALYSIS

         The following table sets forth the effects of changing rates and volumes on the interest income and interest expense of the Company. Information is provided with respect to: (i) effects attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects attributable to changes in volume (changes in volume multiplied by prior rate); (iii) effects attributable to changes in rate/volume (changes in rate multiplied by changes in volume); and (iv) the net change (the sum of the prior columns).

                                         Year Ended March 31, 1998                  Year Ended March 31, 1999
                                         Compared to Year Ended                      Compared to Year Ended
                                             March 31, 1997                              March 31, 1998
                                             --------------                              --------------
                                           Increase (Decrease)                         Increase (Decrease)
                                                 Due to                                      Due to
                                                 ------                                      ------
                                                          Rate/                                     Rate/
                                    Rate      Volume     Volume      Net       Rate      Volume     Volume       Net
                                   -------    -------    -------   -------    -------    -------    -------    -------
                                                                      (In Thousands)
Interest-earning assets:
Loans receivable(1)                $    75    $ 2,352    $    19   $ 2,446    $  (308)   $ 1,980    $   (52)    $,1620
Mortgage-backed securities              18        398         50       466        (75)        97        (12)        10
Investment securities                  (28)      (226)        12      (242)       (63)        93        (20)        10
Other earning assets                   159        187        113       459          2         (2)        --         --
                                   -------    -------    -------   -------    -------    -------    -------    -------

Total net change in income
 on interest-earning assets            224      2,711        194     3,129       (444)     2,168        (84)     1,640
                                   -------    -------    -------   -------    -------    -------    -------    -------

Interest-bearing liabilities:
 Passbook, NOW and money
   market accounts                      30         40          2        72       (173)       198        (38)       (13)
Certificates of deposit               (156)      (100)         4      (252)       (57)       285         (4)       224
FHLB advances                            7      1,388         20     1,415       (165)       661        (57)       439
                                   -------    -------    -------   -------    -------    -------    -------    -------

Total net change in expense
 on interest-bearing liabilities      (119)     1,328         26     1,235       (395)     1,144        (99)       650
                                   -------    -------    -------   -------    -------    -------    -------    -------

Net increase (decrease) in net
  interest income                  $   343    $ 1,383    $   168   $ 1,894    $   (49)   $ 1,024    $    15    $   990
                                   =======    =======    =======   =======    =======    =======    =======    =======

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

MARKET RISK

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The on-going monitoring and management of the risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of March 31, 1999 as compared to the 10.00% Board approved policy limit.

                        -200 BP                  Flat                  +200 BP
                        -------                  ----                  -------
                                        (Dollars in Thousands)
Year 1 NII              $7,814                  $8,024                 $8,055
NII $ Change            $ (210)                   --                   $   31
NII % Change             -2.62%                   --                     0.39%

         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected future operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, cash and cash equivalents totaled $8.5 million, or 4.1% of total assets In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $42.0 million at March 31, 1999.

         The primary investing activity of the Company is the origination of mortgage loans. During the years ended March 31, 1998 and 1999, the Company originated loans in the amounts of $145.3 million and $165.6 million, respectively. At March 31, 1999, the Company had loan commitments totaling $22.0 million, undisbursed lines of credit totaling $15.1 million, credit card available balances of 1.7 million and undisbursed loans in process totaling $12.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1999 totaled $51.4 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of March 31, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and total capital to risk-weighted assets of 10.2%, 14.4%, and 15.4%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- State Regulation and Supervision" and "-- Capital Requirements."


YEAR 2000 ISSUES

         The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. The Company has developed a plan and created a committee of the Board of Directors to analyze how the Year 2000 will impact its operations and to monitor the status of its vendors. The following guidelines are identify the five steps provided by The Federal Financial Institutions Examination Council ("FFIEC"):

         Awareness Phase - Define the Year 2000 problem and establish a Year 2000 program team and overall strategy. The Company as of September 30, 1997 completed this step.

         Assessment Phase - Assess the size and complexity of the problem and detail the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was approximately 99% complete by March 31, 1999 and assessment will be ongoing until the Year 2000.

         Renovation Phase - This phase includes hardware and software upgrades and system replacements. This step was 100% complete for in-house systems at December 31, 1998. This phase also encompasses ongoing discussions with and monitoring of outside servicers and third- party software providers.

         Validation/Testing Phase - This process includes testing of hardware and software components. Testing is completed by performing extensive tests with the computer dates changed to January 1, 2, and 3, 2000. Such testing will continue through June 30, 1999, with the most critical functions tested first. This allows time to correct any discovered deficiencies before the end of 1999. In-house systems and third party service bureaus are 100% tested as of March 31, 1999. The Company is either testing or reviewing test documents of additional third party vendors that are deemed critical to the operations of the Company. Overall, the validation phase is approximately 85% complete as of March 31, 1999.

         Implementation Phase - Systems successfully tested will be certified as Year 2000 compliant. For any system failing validation testing, the business impact must be assessed and a contingency plan implemented. This phase is scheduled for completion by June 30, 1999.

         Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing with Federal Reserve has been successfully completed. All ATM machines have been upgraded and are now ready for Year 2000. Contingency plans are also being developed by the committee. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power service, which are vital to business continuation. Contingency planning is scheduled for completion by June 30, 1999.

         All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. The Company's service bureau informed the Company that it intended to complete its year 2000 adjustment by June 1998 and to make its systems available for testing in December 1998. Testing by the Bank was completed in October 1998 and management was satisfied with the results. The Company will continue to monitor its status as well as its service providers' status in their efforts to become Year 2000 compliant. The Company does not believe that the costs associated with its actions and those of its vendors will be material to the Company. The Company's service bureau will make available certain software that will allow the Company to test its critical applications. The Company estimates the costs incurred for the implementation and testing of such software to be $20,000. Such costs are expected to be incurred during fiscal 2000. During fiscal 1999, $65,000 was spent on Year 2000 preparation. The costs for accomplishing the Company's plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumption of future events, including the continued availability of various resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. In the event the Company's service bureau is unable to fulfill its contractual obligations to the Company, it could have a significant adverse impact on the financial condition and results of operations of the Company.

         All new commercial and agricultural loans over $100,000 are assessed for Year 2000 risk. Loans are then rated low, medium or high risk. A higher reserve level will be maintained for medium and high-risk loans. All existing commercial and agriculture loans over $100,000 have been rated: 1 loan rated at the highest risk and 12 at medium risk.

         The Bank has assessed its liquidity needs and believes there will be adequate funds available from FHLB or the Portland Federal Reserve.

         In June of 1999, the Bank will be converting from a service bureau to an in-house computer system. This system will be a client/server system that was developed from 1992 to 1996 with Year 2000 compliance as a priority. Part of the conversion process is to test the interfaces to outside vendors. The Bank has a complete separate system set up solely for the purpose of Year 2000 testing. Test scripts will be run prior to the June conversion, and a review of the proxy testing manuals provided by the Software Company will be completed.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 1999. The statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. The Company is currently evaluating the financial statement impact of adopting SFAS No. 133.

         In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a significant effect on its financial statements.

         In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The Company believes that the adoption of SFAS No. 134 will not have a significant effect on the its financial statements.

         In February 1999, the Financial Accounting Standards Board issued SFAS No. 135, "Rescission of Financial Accounting Standards Board No. 75 and Technical Corrections." SFAS No. 135 rescinds SFAS No. 75 and amends SFAS No.
35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

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

ITEM 7.   FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference under the caption "Consolidated Financial Statements" in the 1999 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The  information  concerning the Company's  directors  required by this
Item is incorporated by reference from the information set forth under the caption "Proposal 1 - Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held on July 21, 1999 (the "1999 Proxy Statement").

         The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the 1999 Proxy Statement.

                   EXECUTIVE OFFICERS OF THE COMPANY AND BANK

                     Age at
                     March 31,            Position
Name                 1999      Company    --------            Bank
----                 ----      -------                        ----

Clyde E. Conklin      47   President and Chief Executive  Chief Executive
                           Officer                        Officer

Larry K. Moxley       48   Executive Vice President,      Chief Financial
                           Chief Financial Officer and    Officer and
                           Corporate Secretary            Secretary/Treasurer

Terence A. Otte       42   --                             Senior Vice President,
                                                          Agricultural and
                                                          Consumer Lending

Donn L. Durgan        44   --                             Senior Vice President,
                                                          Residential Lending

Douglas R. Ax         43   --                             Senior Vice President,
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

         LARRY K. MOXLEY, who joined the Bank in 1973, currently serves as Chief Financial Officer of the Bank, which position he has held since February 1996. Mr. Moxley served as Senior Vice President - Finance from 1993 to February 1996 and as Vice President Finance from 1984 to 1993.

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

ITEM 10. EXECUTIVE COMPENSATION

         The information provided by this Item is incorporated by reference to the information under the captions "Directors' Compensation" and "Executive Compensation" in the 1999 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 1999 Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Articles of Incorporation of the Registrant*
                  3.2      Bylaws of the Registrant*
                  10.1     Employment  Agreement  between  FirstBank  Northwest,
                           FirstBank Corp. and Clyde E. Conklin
                  10.2     Employment  Agreement  between  FirstBank  Northwest,
                           FirstBank Corp. and Larry K. Moxley*
                  10.3     Salary  Continuation  Agreement between First Federal
                           Bank of Idaho F.S.B. and Clyde E. Conklin*
                  10.4     Salary  Continuation  Agreement between First Federal
                           Bank of Idaho, F.S.B. and Larry K. Moxley*
                  21       Subsidiaries of the Registrant
                  27       Financial Data Schedule

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395).

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTBANK CORP.


Date:  June 18,1999                By: /s/ CLYDE E.CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                        DATE
----------                               -----                        ----


/s/ CLYDE E. CONKLIN                President, Chief               June 18, 1999
---------------------------         Executive Officer and
    Clyde E. Conklin                Director (Principal
                                    Executive Officer)

/s/ LARRY K. MOXLEY                 Chief Financial Officer        June 18, 1999
---------------------------         and Director (Principal
    Larry K. Moxley                 Financial Officer)


/s/ CYNTHIA M. MOORE                Controller                     June 18, 1999
---------------------------         (Principal Accounting
    Cynthia M. Moore                Officer)


/s/ WILLIAM J. LARSON               Director                       June 18, 1999
---------------------------
    William J. Larson


/s/ STEVE R. COX                    Director                       June 18, 1999
---------------------------
    Steve R. Cox


/s/ ROBERT S. COLEMAN, SR.          Director                       June 18, 1999
---------------------------
    Robert S. Coleman, Sr.


/s/ JAMES N. MARKER                 Director                       June 18, 1999
---------------------------
    James N. Marker


/s/ W. DEAN JURGENS                 Director                       June 18, 1999
---------------------------
    W. Dean Jurgens