Form 10QSB
period 1999-06-30
FIRSTBANK CORP/ID
filed 1999-08-12
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

Common Stock 1,664,688 shares outstanding on June 30, 1999

Transitional Small Business Disclosure Format (check one):

      ( ) Yes         (X) No

                                 FIRSTBANK CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item   1. Financial Statements                                            Page

       Consolidated Statements of Financial Condition
           As of June 30, 1999 and March 31, 1999                           1
       Consolidated Statements of Income
           For the three months ended June 30, 1999 and June 30, 1998       2
       Consolidated Statements of Cash Flows
           For the three months ended June 30, 1999 and June 30, 1998       3
       Consolidated Statements of Comprehensive Income
           For the three months ended June 30, 1999 and June 30, 1998       4
       Notes to Consolidated Financial Statements                           5

Item   2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6 - 8



PART II.  OTHER INFORMATION

Item   1. Legal Proceedings                                                 9
Item   2. Changes in Securities                                             9
Item   3. Defaults Upon Senior Securities                                   9
Item   4. Submission of Matters to a Vote of Security Holders               9
Item   5. Other Information                                                 9
Item   6. Exhibits and Reports on Form 8-K                                  9

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                      FirstBank Corp. and Subsidiaries
                               Consolidated Statements of Financial Condition

                                                                                  At June 30,      At March 31,
                                                                                     1999              1999
                                                                                 -------------    -------------
                                                                                           (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                                  $   3,659,538    $   4,724,214
  Interest bearing deposits                                                          3,364,691        1,502,672
  Federal funds sold                                                                 2,740,769        2,308,776
                                                                                 -------------    -------------
Total cash and cash equivalents                                                      9,764,998        8,535,662

Investment securities:
  Held-to-maturity                                                                     450,000          700,000
  Available-for-sale                                                                 6,936,068        6,535,812
Mortgage-backed securities:
  Held-to-maturity                                                                   2,634,667        2,738,545
  Available-for-sale                                                                 8,985,782       10,134,850
Loans receivable, net                                                              177,840,801      165,617,367
Accrued interest receivable                                                          2,200,127        1,610,676
Real estate owned                                                                       43,876          298,713
Stock in FHLB, at cost                                                               3,001,175        2,501,975
Premises and equipment, net                                                          5,697,467        5,328,788
Income taxes receivable                                                                     --           25,431
Cash surrender value of life insurance policies                                      1,605,523        1,586,210
Mortgage servicing assets                                                              936,155          900,271
Other assets                                                                           380,913          230,786
                                                                                 -------------    -------------
TOTAL ASSETS                                                                     $ 220,477,552    $ 206,745,086
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                       $ 136,354,491    $ 133,278,136
  Advances from borrowers for taxes and insurance                                      825,827        1,427,915
  Income taxes payable                                                                 116,352               --
  Advances from FHLB                                                                54,480,856       42,027,106
  Deferred federal and state income taxes                                              290,460          421,000
  Accrued expenses and other liabilities                                             1,189,225        1,816,435
                                                                                 -------------    -------------
Total Liabilities                                                                  193,257,211      178,970,592
                                                                                 -------------    -------------

Stockholders' Equity (Note 2):
  Preferred stock, $.01 par value,  500,000 shares authorized; 0 shares issued
      and outstanding                                                                       --               --
  Common stock, $.01 par value,  5,000,000 shares authorized; 1,983,750
      shares issued and outstanding                                                     19,838           19,838
  Additional paid-in-capital                                                        18,720,476       18,720,476
  Retained earnings, substantially restricted                                       14,060,736       13,907,562
  Unearned ESOP shares (Note 3):                                                    (1,384,070)      (1,384,070)
  Deferred compensation                                                             (1,045,436)      (1,108,162)
  Treasury stock, at cost, 187,461 and  144,191 shares                              (2,977,206)      (2,333,706)
  Accumulated other comprehensive loss                                                (173,997)         (47,444)
                                                                                 -------------    -------------
Total Stockholders' Equity                                                          27,200,341       27,774,494
                                                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 220,477,552    $ 206,745,086
                                                                                 =============    =============

See accompanying notes to consolidated financial statements

                                                                                                              1

                        FirstBank Corp. and Subsidiaries
                        Consolidated Statements of Income


                                                    Three months ended June 30,
                                                        1999          1998
                                                      ----------   ----------
                                                            (Unaudited)
Interest income:
  Loans receivable                                    $3,683,904   $3,188,642
  Mortgage-backed securities                             152,863      168,078
  Investment securities                                   83,134       67,795
  Other interest earning assets                          157,352      160,808
                                                      ----------   ----------
Total interest income                                  4,077,253    3,585,323

Interest expense:
  Deposits                                             1,230,567    1,219,432
  Advances from FHLB                                     672,006      525,412
                                                      ----------   ----------
Total interest expense                                 1,902,573    1,744,844

Net interest income                                    2,174,680    1,840,479
Provision for loan losses                                134,127      135,736
                                                      ----------   ----------
Net interest income after provision for loan losses     2,040553    1,704,743

Non-interest income:
  Gain on sale of loans                                  248,785      443,954
  Service fees and charges                               294,003      331,390
  Commissions and other                                   23,773       39,637
                                                      ----------   ----------
Total non-interest income                                566,561      814,981

Non-interest expense:
  Compensation and related benefits                    1,211,895      949,885
  Occupancy                                              228,873      215,020
  Other                                                  712,066      656,590
                                                      ----------   ----------
Total non-interest expense                             2,152,834    1,821,495

Income before income tax expense                         454,280      698,229
Income tax expense                                       162,582      247,651
                                                      ----------   ----------
NET INCOME                                            $  291,698   $  450,578
                                                      ==========   ==========

Earnings per share (Note 2):
  Net income per share - basic                        $     0.18   $     0.25
  Net income per share - diluted                      $     0.17   $     0.25
  Weighted average shares outstanding - basic          1,599,984    1,838,562
  Weighted average shares outstanding - diluted        1,679,334    1,838,562


See accompanying notes to consolidated financial statements

                                       FirstBank Corp. and Subsidiaries,
                                     Consolidated Statements of Cash Flows

                                                                                  Three months ended June 30,
                                                                                      1999            1998
                                                                                  ------------    ------------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                                      $    291,698    $    450,578
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                       92,325         162,058
    Provision for loan losses                                                          134,127         135,736
    Gain on sale of loans                                                             (248,785)       (443,954)
    FHLB stock dividends                                                               (47,672)        (40,700)
    ESOP compensation expense                                                               --         100,561
    Other (gains) losses, net                                                           17,167          50,465
    Provision for real estate owned                                                         --          20,410
    Deferred compensation expense                                                       79,844          17,731
    Deferred income taxes                                                              (48,672)        (29,579)
    Changes in assets and liabilities:
    Accrued interest receivable and other assets                                      (775,462)       (437,425)
    Accrued expenses and other liabilities                                            (644,328)       (898,914)
    Loss on sale of investment securities: available-for-sale                               --              --
    Income taxes receivable (payable)                                                  141,783         409,378
                                                                                  ------------    ------------
Net cash used in operating activities                                               (1,007,975)       (503,655)

Cash flows from investing activities:
  Purchase of mortgage-backed securities; available-for-sale                                --        (750,000)
  Proceeds from maturities of mortgage-backed securities; held-to-maturity             100,532         100,009
  Proceeds from maturities of mortgage-backed securities; available-for-sale         1,178,592         993,648
  Decrease in loans receivable from loans sold                                      23,986,548      20,845,679
  Other net change in loans receivable                                             (36,095,324)    (31,701,556)
  Purchase of FHLB stock                                                              (451,528)        (15,400)
  Purchases of premises and equipment                                                 (503,285)       (193,013)
  Proceeds from sale of fixed assets                                                        --         336,357
  Net increase in cash surrender value of life insurance policies                      (19,313)       (129,211)
  Proceeds from sale of real estate owned                                              237,670         353,984
  Purchase of investment securities; available for sale                               (595,000)       (580,000)
  Proceeds from maturities of investment securities; held-to-maturity                  252,426         750,000
                                                                                  ------------    ------------
Net cash used in investing activities                                              (11,908,682)     (9,989,503)

Cash flows from financing activities:
  Cash paid for dividends                                                             (138,524)       (146,902)
  Net increase in deposits                                                           3,076,355       5,465,590
  Advances from borrowers for taxes and insurance                                     (602,088)       (601,480)
  Advances from FHLB                                                                54,813,335      33,600,000
  Payments on advances from FHLB                                                   (42,359,585)    (27,053,473)
  Treasury stock repurchase                                                           (643,500)             --
                                                                                  ------------    ------------
Net cash provided by financing activities                                           14,145,993      11,263,735

Net increase in cash and cash equivalents                                            1,229,336         770,577

Cash and cash equivalents, beginning of period                                       8,535,662       8,416,820
                                                                                  ------------    ------------
Cash and cash equivalents, end of period                                          $  9,764,998    $  9,187,397
                                                                                  ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                     $  1,215,997    $  1,748,619
     Income taxes                                                                 $     25,000    $     18,934
  Noncash investing and financing activities:
     Unrealized (gains) losses on securities; available-for-sale, net of tax      $    152,445    $     21,552
     Loans receivable charged to the allowance for loan losses                    $     17,575    $     20,761
     Transfer from loans converted to real estate acquired through foreclosure    $         --    $    195,767


See accompanying notes to consolidated financial statements

                                                                                                             3

                               FirstBank Corp. and Subsidiaries
                       Consolidated Statements of Comprehensive Income


                                                                  Three Months Ended June 30,
                                                                      1999            1998
                                                                    ---------       --------
                                                                           (Unaudited)
     Net Income                                                     $ 291,698       $450,578
     Other comprehensive income (loss), net of tax:
            Change in unrealized gains (losses) on securities;
              available-for-sale, net of tax                         (126,553)       (21,552)
                                                                    ---------       --------

            Net other comprehensive income (loss)                    (126,553)       (21,552)
                                                                    ---------       --------
     Comprehensive income                                           $ 165,145       $429,026
                                                                    =========       ========

See accompanying notes to consolidated financial statements

                                                                                           4

                        FIRSTBANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000.

The unaudited consolidated financial statements of FirstBank Corp. ("the Company") include the accounts of its wholly-owned subsidiary, FirstBank
Northwest (the "Savings Bank") and it's wholly-owned subsidiary, TriStar Financial Corporation for the three months ended June 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)     EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                  For the Three Months Ended June 30, 1999
                                  ----------------------------------------
                                                 Weighted-
                                     Net          Average      Per-Share
                                    Income        Shares        Amount
                                   ---------     ---------     --------
Basic EPS:
  Income available to common
    stockholders                   $ 291,698     1,599,984     $   0.18

  Effect of dilutive securities:
    Restricted stock awards               --        79,350           --
                                   ---------     ---------     --------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                    $ 291,698     1,679,334     $   0.17
                                   =========     =========     ========


At June 30, 1999, outstanding options to purchase 171,350 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.

At June 30, 1998, the Company had no dilutive potential common stock. Accordingly, basic and diluted EPS are the same for the three months ended June 30, 1999.

(3)     DIVIDEND

On April 15, 1999 the Board of Directors declared a cash dividend of $0.09 per common share to shareholders of record as of May 6, 1999. The dividend was paid on May 20, 1999. On July 21, 1999 the Board of Directors declared another cash dividend of $0.09 per common share to shareholders of record as of August 12, 1999. This dividend will be paid on August 26, 1999.

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 7 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 1999.

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

During the quarter ended June 30, 1999, the Company completed the repurchase of approximately 5%, or 89,297, of its common shares. In Fiscal 1999 the Company completed a repurchase of 177,744 common shares.

During the second quarter of fiscal 2000, the shareholders approved the change the state of incorporation from Delware to Washington.

On September 21, 1998, the Company received FDIC approval to begin construction of a new branch office in Liberty Lake, Washington. Liberty Lake is a fast-growing bedroom community midway between Spokane, Washington and Coeur d' Alene, Idaho. This will be the seventh retail branch for the Company, the second in Washington State, and will have six employees, including one loan officer. It is expected the branch will open during the fall of 1999. The annual lease expense for the land is $30,000, and the expected capitalized cost of construction is $750,000.

In March 1999, the Company opened its first branch office inside a supermarket. The new branch is located in the Tidyman's Market in Post Falls, Idaho - a fast growing small city between Spokane, Washington and Coeur d' Alene, Idaho. The branch is FirstBank's eighth branch and employs a staff of approximately four people. The annual lease expense is $27,000 and capitalized costs were $104,000.

FINANCIAL CONDITION AT JUNE 30, 1999 AND MARCH 31, 1999

Assets of the Company increased from $206.7 million at March 31, 1999 to $220.5 million at June 30, 1999. Cash and cash equivalents increased from $8.5 million at March 31, 1999 to $9.8 million at June 30, 1999. Mortgage-backed securities available-for-sale decreased from $10.1 million at March 31, 1999 to $9.0 million at June 30, 1999. Loans receivable, increased from $165.6 million at March 31, 1999 to $177.8 million at June 30, 1999 as a result of an increase in agricultural operating lending of $3.0 million, home equity loans of $2.3 million, extended agricultural lines of credit of $1.8 million, and $1.2 million in residential real estate lending. Accrued interest receivable increased $1.6 million at March 31, 1999 to $2.2 million at June 30, 1999 due to a higher average asset base in securities and loans. Deposits increased from $133.3 million at March 31, 1999 to $136.4 million at June 30, 1999, as a result of a $2.5 million increase in checking accounts. Federal Home Loan Bank of Seattle
(FHLB) advances increased from $42.0 million at March 31, 1999 to $54.5 million at June 30, 1999. The increase in deposits and FHLB borrowing was used to fund loan growth. Accrued expenses and other liabilities decreased from $1.8 million at March 31, 1999 to $1.2 million at June 30, 1999. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $612,000 at March 31, 1999 to $293,000 at June 30, 1999.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net income decreased from $451,000 for the three months ended June 30, 1998 to $292,000 for the three months ended June 30, 1999.

Net interest income increased from $1.8 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999. Total interest income increased from $3.6 million for the three months ended June 30, 1998 to $4.1 million for three months ended June 30, 1999. The increase in interest income stemmed from an increase in average interest earning offset by a decrease in the weighted average tax effected yield on the loan portfolio was 8.65% as of June 30, 1998 compared to the weighted average tax effected yield at June 30, 1999 of 8.58%. The average balance for loans receivable was $150.0 million in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1999 average balance of $171.8 million. Interest income from investment securities increased from $68,000 for the three months ended June 30, 1998 to $83,000 for the three months ended June 30, 1999. The increase is primarily due to a increase in average yield. Interest income from mortgage-backed securities decreased from $168,000 for the three months ended June 30, 1998 to $153,000 for the three months ended June 30, 1999. The decrease is due primarily to a higher average balance and a lower yield. Interest expense increased from $1.7 million for the three months ended June 30, 1998 to $1.9 million for the same time period in 1999. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and a decrease in weighted average rates. The weighted average rate on deposits for the three months ended June 30, 1999 was 3.72%, whereas the weighted average rate on deposits as of June 30, 1998 was 4.17%. The weighted average rate on FHLB advances for the three months ended June 30, 1999 was 5.38%, whereas the weighted average rate on FHLB advances for three months ended June 30, 1998 was 5.70%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from $136,000 for the three months ended June 30, 1998 to $134,000 for the three months ended June 30, 1999. The loans receivable portfolio increased about $12.2 million dollars in the last quarter, of which approximately $4.7 million was in consumer lending.

Non-interest income decreased from $815,000 for the three months ended June 30, 1998 to $567,000 for the three months ended June 30, 1999. The primary reason for the increase is the gain on sale of loans decreased about $195,000.

Non-interest expense increased from $1.8 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999. The increase in compensation and other related expenses of $262,000 is caused by additional staff for new branches and compensation related to the Management Recognition and Development Plan. Other expenses that were up are data processing increasing by $86,000, and other start-up expenses associated with opening new branches.

Income taxes decreased from an expense of $248,000 for the three months ended June 30, 1998 to expense of $163,000 for the same time period in 1999.

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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1999, cash and cash equivalents totaled $9.8 million, or 4.4% of total assets In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $54.5 million at June 30, 1999.

         The primary investing activity of the Company is the origination of mortgage loans. During the quarters ended June 30, 1998 and 1999, the Company originated loans in the amounts of $40.3 million and $45.7 million respectively. At June 30, 1999, the Company had loan commitments totaling $27.7 million, undisbursed lines of credit totaling $6.0 million, credit card available balances of $1.0 million and undisbursed loans in process totaling $4.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1999 totaled $57.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of June 30, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and total capital to risk-weighted assets of 10.65%, 13.96%, and 13.85%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- State Regulation and Supervision" and "-- Capital Requirements."


YEAR 2000 ISSUES

         The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. The Company has developed a plan and created a committee of the Board of Directors to analyze how the Year 2000 will impact its operations and to monitor the status of its vendors. The following guidelines identify the five steps provided by The Federal Financial Institutions Examination Council ("FFIEC"):

         Awareness Phase - Define the Year 2000 problem and establish a Year 2000 program team and overall strategy. The Company as of September 30, 1997 completed this step.

         Assessment Phase - Assess the size and complexity of the problem and detail the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was approximately 99% complete by June 30, 1999 and assessment will be ongoing until the Year 2000.

         Renovation Phase - This phase includes hardware and software upgrades and system replacements. This step was 100% complete for in-house systems at December 31, 1998. This phase also encompasses ongoing discussions with and monitoring of outside servicers and third- party software providers.

         Validation/Testing Phase - This process includes testing of hardware and software components. Testing is completed by performing extensive tests with the computer dates changed to January 1, 2, and 3, 2000. Such testing will continue through June 30, 1999, with the most critical functions tested first. This allows time to correct any discovered deficiencies before the end of 1999. In-house systems and third party service bureaus are 100% tested as of March 31, 1999. The Company is either testing or reviewing test documents of additional third party vendors that are deemed critical to the operations of the Company. The validation phase was approximately 95% complete as of June 30, 1999.

         Implementation Phase - Systems successfully tested will be certified as Year 2000 compliant. For any system failing validation testing, the business impact must be assessed and a contingency plan implemented. This phase was completed by June 30, 1999.

         Critical data processing applications have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing with Federal Reserve has been successfully completed. All ATM machines have been upgraded and are now ready for Year 2000. Contingency plans are also being developed by the committee. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power service, which are vital to business continuation. Contingency planning was completed by June 30, 1999.

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

         In June 1999, the Bank converted from a service bureau to an in-house computer system. This system will be a client/server system that was developed from 1992 to 1996 with Year 2000 compliance as a priority. Part of the conversion process was to test the interfaces to outside vendors. The Bank has a complete separate system set up solely for the purpose of Year 2000 testing. Test scripts were ran in June after the conversion. There were no problems with changing to the Year 2000 test dates.

         There can be no guarantee that the systems of other companies on which the Banks systems rely will be fully functional, or timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks systems would not have a material adverse effect on the Bank. However, the Bank has tested for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible and do not expect to experience any significant failures. In addition, contingency or alternate sources of support have been identified for each critical function and many non-critical functions. In the event that the Banks data processing providers' systems prove not to be Y2K compliant and FBNW is not able to switch to an alternative provider in a timely manner, resulting computer malfunctions could interrupt the operations of the Bank and have a significant adverse effect on FBNW's financial condition and results of operations.

                              FIRSTBANK CORPORATION

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


                                  FIRSTBANK CORP.


DATED:  August 12, 1999           BY:  /s/ CLYDE E. CONKLIN
                                       -----------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer

                                  BY:  /s/ LARRY K. MOXLEY
                                       -----------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer