Form 10QSB
period 1999-09-30
FIRSTBANK CORP/ID
filed 1999-11-15
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM _______________ TO ________________

                         COMMISSION FILE NUMBER 0-22435

                               FIRSTBANK NW CORP.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


     WASHINGTON                                           84-1389562
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

                                FIRSTBANK CORP.

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

Common Stock 1,739,559 shares outstanding on September 30, 1999

Transitional Small Business Disclosure Format (check one):

      [ ] Yes         [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item     1. Financial Statements                                            Page

         Consolidated Statements of Financial Condition
           As of September 30, 1999 and March 31, 1999                         1
         Consolidated Statements of Income
           For the three months and six months ended
           September 30, 1999 and 1998                                         2
         Consolidated Statements of Cash Flows                                 3
           For the six months ended September 30, 1999 and 1998
         Consolidated Statements of Comprehensive Income
           For the three months and six months ended
           September 30, 1999 and 1998                                         4
         Notes to Consolidated Financial Statements                          5-6

Item     2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-10



PART II. OTHER INFORMATION

Item     1. Legal Proceedings                                                 11
Item     2. Changes in Securities and Use of Proceeds                         11
Item     3. Defaults Upon Senior Securities                                   11
Item     4. Submission of Matters to a Vote of Security Holders               11

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                                At September 30,  At  March 31,
                                                                                      1999            1999
                                                                                 -------------    -------------
                                                                                  (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                                  $   4,418,045    $   4,724,214
  Interest bearing deposits                                                          2,585,945        1,502,672
  Federal funds sold                                                                 4,066,885        2,308,776
                                                                                 -------------    -------------
Total cash and cash equivalents                                                     11,070,875        8,535,662
                                                                                 =============    =============

Investment securities:
  Held-to-maturity                                                                          --          700,000
  Available-for-sale                                                                 6,666,129        6,535,812
Mortgage-backed securities:
  Held-to-maturity                                                                   2,573,171        2,738,545
  Available-for-sale                                                                12,965,510       10,134,850
Loans receivable, net                                                              176,869,152      165,617,367
Accrued interest receivable                                                          2,415,178        1,610,676
Real estate owned                                                                       67,998          298,713
Stock in FHLB, at cost                                                               3,288,975        2,501,975
Premises and equipment, net                                                          5,989,387        5,328,788
Income taxes receivable                                                                     --           25,431
Cash surrender value of life insurance policies                                      1,624,785        1,586,210
Mortgage servicing assets                                                              931,344          900,271
Other assets                                                                           158,542          230,786
                                                                                 -------------    -------------
TOTAL ASSETS                                                                     $ 224,621,046    $ 206,745,086
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                       $ 149,562,034    $ 133,278,136
  Advances from borrowers for taxes and insurance                                    1,412,855        1,427,915
  Advances from FHLB                                                                45,652,106       42,027,106
  Income taxes payable                                                                  18,704               --
  Deferred federal and state income taxes                                              138,131          421,000
  Accrued expenses and other liabilities                                             1,035,753        1,816,435
                                                                                 -------------    -------------
Total Liabilities                                                                  197,819,583      178,970,592
                                                                                 -------------    -------------



Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value, 500,000 shares authorized; 0 shares issued
      and outstanding                                                                       --               --
  Common stock, $.01 par value, 5,000,000 shares authorized; 1,983,750
      shares issued;  1,739,789 and 1,839,559 shares outstanding,                       19,838           19,838
  Additional paid-in-capital                                                        18,769,018       18,720,476
  Retained earnings, substantially restricted                                       14,435,062       13,907,562
  Unearned ESOP shares                                                              (1,279,070)      (1,384,070)
  Deferred compensation                                                               (982,710)      (1,108,162)
  Treasury stock, at cost; 244,191 and 144,191 shares                               (3,785,831)      (2,333,706)
  Accumulated comprehensive income (loss):                                            (374,844)         (47,444)
                                                                                 -------------    -------------
Total Stockholders' Equity                                                          26,801,463       27,774,494
                                                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 224,621,046    $ 206,745,086
                                                                                 =============    =============

See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income


                                                            Three-months ended September 30, Six-months ended September 30,
                                                            -------------------------------- ------------------------------
                                                                   1999           1998          1999            1998
                                                                ----------     ----------     ----------       ----------
                                                                                     (Unaudited)
Interest income:
  Loans receivable                                            $  3,726,323   $  3,467,800   $  7,410,227    $ 6,656,442
  Mortgage-backed securities                                       185,037        161,860        337,900        329,938
  Investment securities                                             85,657         71,115        168,791        138,910
  Other interest earning assets                                    132,675        217,301        290,027        378,109
                                                              ------------   ------------   ------------    -----------
Total interest income                                            4,129,692      3,918,076      8,206,945      7,503,399

Interest expense:
  Deposits                                                       1,329,559      1,236,110      2,560,127      2,455,542
  Advances from FHLB                                               708,952        637,004   s  1,380,958      1,162,416
                                                              ------------   ------------   ------------    -----------
Total interest expense                                           2,038,511      1,873,114      3,941,085      3,617,958

Net interest income                                              2,091,181      1,236,110      4,265,860      3,885,441
Provision for loan losses                                           73,421         65,032        207,548        200,768
                                                              ------------   ------------   ------------    -----------
Net interest income after provision for loan losses              2,017,760      1,979,930      4,058,312      3,684,673

Non-interest income:
  Gain on sale of loans                                            370,222        394,492        619,007        838,446
  Service fees and charges                                         314,757        253,163        608,760        584,553
  Commissions and other                                             22,430         20,552         46,203         60,189
                                                              ------------   ------------   ------------    -----------
Total non-interest income                                          707,409        668,207      1,273,970      1,483,188

Non-interest expense:
  Compensation and related benefits                              1,149,449      1,032,935      2,361,344      1,982,819
  Occupancy                                                        299,241        217,929        528,114        432,950
  Other                                                            524,078        610,154      1,236,143      1,266,743
                                                              ------------   ------------   ------------    -----------
Total non-interest expense                                       1,972,768      1,861,018      4,125,601      3,682,512

Income before income tax expense                                   752,401        787,119      1,206,681      1,485,349
Income tax expense                                                 228,791        291,928        391,373        539,579
                                                              ------------   ------------   ------------    -----------
Net income                                                    $    523,610   $    495,191   $    815,308     $  945,770
                                                              ============   ============   ============     ==========

Earnings per share (Note 2):
  Net income per share -basic                                        $0.33          $0.28          $0.52          $0.52
  Net income per share -diluted                                      $0.32          $0.27          $0.49          $0.52
  Weighted average shares outstanding -basic                     1,565,035      1,776,211      1,582,188      1,807,564
  Weighted average shares outstanding -diluted                   1,639,900      1,802,217      1,659,270      1,820,495

See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                     Six-months ended September 30,
                                                                                         1999             1998
                                                                                     -------------    -------------
                                                                                               (Unaudited)
   Cash flows from operating activities:
     Net income                                                                      $     815,308    $     945,770
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                       709,141          234,587
       Provision for loan losses                                                           207,548          200,768
       Gain on sale of loans                                                              (619,007)        (838,446)
       FHLB stock dividends                                                               (105,100)         (83,189)
       ESOP compensation expense                                                           153,542          144,539
       Other (gains) losses, net                                                            17,167           49,935
       Provision for real estate owned                                                     125,452           20,410
       Deferred compensation expense                                                        33,960           63,006
       Deferred income taxes                                                               (53,763)          (2,416)
    Changes in assets and liabilities:
       Accrued interest receivable and other assets                                       (763,330)        (999,711)
       Accrued expenses and other liabilities                                             (814,643)        (597,528)
       Income taxes receivable (payable)                                                    44,135          736,710
                                                                                     -------------    -------------
   Net cash used in operating activities                                                  (249,590)        (125,565)

   Cash flows from investing activities:
     Purchase of mortgage-backed securities; available-for-sale                         (5,000,000)      (2,128,941)
     Proceeds from maturities of mortgage-backed securities; held-to-maturity              158,306        2,548,505
     Proceeds from maturities of mortgage-backed securities; available-for-sale          1,713,399               --
     Purchase of investment securities; available for sale                                (595,000)      (2,250,000)
     Proceeds from maturities of investment securities; held-to-maturity                   700,000          750,000
     Decrease in loans receivable from loans sold                                       52,765,149       24,984,132
     Other net change in loans receivable                                              (63,629,597)     (34,016,113)
     Purchase of FHLB stock                                                               (681,900)        (215,012)
     Purchases of premises and equipment                                                  (998,554)        (287,956)
     Net increase in cash surrender value of life insurance policies                       (38,575)        (148,177)
     Proceeds from sale of real estate owned                                               237,670          728,531
     Proceeds from sale of fixed assets                                                         --          336,357
                                                                                     -------------    -------------
                                                                                       (15,369,102)      (9,698,674)
Net cash used in investing activities

   Cash flows from financing activities:
     Cash paid for dividends                                                              (287,809)        (286,907)
     Net increase in deposits                                                           16,283,898        8,669,462
     Advances from borrowers for taxes and insurance                                       (15,059)           3,456
     Advances from FHLB                                                                147,675,168       48,230,000
     Payments on advances from FHLB                                                   (144,050,168)     (36,658,473)
     Purchase of treasury stock                                                         (1,452,125)      (2,024,779)
                                                                                     -------------    -------------
   Net cash provided by financing activities                                            18,153,905       17,932,759
                                                                                     -------------    -------------

   Net increase in cash and cash equivalents                                             2,535,213        8,108,520

   Cash and cash equivalents, beginning of period                                        8,535,662        8,416,820
                                                                                     -------------    -------------
   Cash and cash equivalents, end of period                                          $  11,070,875    $  16,525,340
                                                                                     =============    =============

   Supplemental  disclosures  of cash flow  information:  Cash paid  during  the period for:
        Interest                                                                     $   2,566,136    $   2,465,129
        Income taxes                                                                 $     367,883    $      18,934
     Noncash investing and financing activities:
        Unrealized (gains) losses on securities; available-for-sale, net of tax      $     327,400    $     (32,321)
        Loans receivable charged to the allowance for loan losses                    $      21,117    $      23,459
        Transfer from loans converted to real estate acquired through foreclosure    $      24,122    $     355,901
        Issuance of common stock out of treasury under Management Recognition and
           Development Plan                                                                     --    $   1,254,525

See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income



                                                           Three-months ended September 30,   Six-months ended September 30,
                                                                  1999           1998             1999            1998
                                                              ------------   ------------     ------------    -----------
                                                                                       (Unaudited)
Net income                                                        $523,610       $495,191        $815,308      $ 945,770
Other comprehensive income (loss), net of tax:
       Change in unrealized gains (losses) on securities;
             available-for-sale, net of tax                      (200,847)         53,873        (327,400)        32,321
                                                              ------------   ------------    ------------    -----------
       Net other comprehensive income (loss)                     (200,847)         53,873        (327,400)        32,321
                                                              ------------   ------------     ------------   -----------
Comprehensive income                                              $322,763       $549,064         $487,908      $978,091
                                                              ============   ============     ============    ==========

See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and it's wholly-owned subsidiary, TriStar Financial Corporation, for the three and six months ended September 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                    For the Three Months Ended 9/30/99              For the Six Months Ended 9/30/99
                                ------------------------------------------     ------------------------------------------
                                                 Weighted-       Per-Share                      Weighted-       Per-Share
                                 Net Income    Average Shares      Amount      Net Income     Average Shares      Amount
                                -----------    --------------    ---------     ----------     --------------    ---------
Basic EPS:
Income available to common
    stockholders                 $523,610           1,565,035      $ 0.33        $815,308         1,582,188       $ 0.52
                                                                   ======                                         ======
Effect of dilutive securities:
    Restricted stock awards            --              74,865                          --            77,082
                                ---------           ---------                    --------         ---------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                 $ 523,610           1,639,900      $ 0.32        $815,308         1,659,270       $ 0.49
                                =========           =========      ======        ========         =========       ======


                                    For the Three Months Ended 9/30/98                For the Six Months Ended 9/30/98
                                ------------------------------------------      -----------------------------------------
                                                 Weighted-       Per-Share                      Weighted-       Per-Share
                                Net Income     Average Shares      Amount      Net Income     Average Shares      Amount
                                -----------    --------------    ---------     ----------     --------------    ---------
Basic EPS:
Income available to common
    stockholders                $ 495,191           1,776,211      $ 0.28        $945,770         1,807,564       $ 0.52
                                                                   ======                                         ======
Effect of dilutive securities:
    Restricted stock awards            --              26,006                          --            12,931
                                ---------           ---------                    --------         ---------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                 $ 495,191           1,802,217      $ 0.27        $945,770         1,820,495       $ 0.52
                                =========           =========      ======        ========         =========       ======

At September 30, 1999, outstanding options to purchase 171,350 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.

(3) DIVIDEND

On July 21, 1999, the Board of Directors declared a cash dividend of $0.09 per common share to shareholders of record as of August 12, 1999. The dividend was paid on August 26, 1999. On October 21, 1999, the Board of Directors declared another cash dividend of $0.09 per common share to shareholders of record as of November 18, 1999. This dividend will be paid on December 2, 1999.

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

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial
Conditions and Results of Operation relates to the Savings Bank and its operations. In August 1997, the Bank opened a retail branch in Clarkston, Washington. The Bank now has offices in Idaho and Washington. In January 1998, the Bank changed its charter to a Washington state savings bank.

As approved by shareholders on August 20, 1999, FirstBank Corp. changed its state of incorporation from Delaware to Washington and changed its name to FirstBank NW Corp, which was accomplished by merging the Company with and into a newly formed Washington subsidiary. The primary purpose of the reincorporation was to save on the amount of state franchise tax fees paid annually by the Company.

On September 21, 1998, the Company received FDIC approval to begin construction of a new branch office in Liberty Lake, Washington. Liberty Lake is a fast-growing bedroom community midway between Spokane, Washington and Coeur d' Alene, Idaho. This will be the seventh retail branch for the Company, the second in Washington State, and will have six employees, including one loan officer. The branch grand opening will be November 18, 1999. The annual lease expense for the land is $30,000, and the expected capitalized cost of construction is $750,000.

In March 1999, the Company opened its first branch office inside a supermarket. The new branch is located in the Tidyman's Northwest Fresh Market in Post Falls, Idaho - a fast growing small city between Spokane, Washington and Coeur d' Alene, Idaho. The branch is the Company's eighth branch and employs a staff of approximately four people. The annual lease expense is $27,000 and capitalized costs were $104,000.


FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND MARCH 31, 1999

Assets increased from $206.8 million at March 31, 1999 to $224.6 million at September 30, 1999. Cash and cash equivalents increased from $8.5 million at March 31, 1999 to $11.1 million at September 30, 1999 as a result of an increase in deposits. Loans receivable increased from $165.6 million at March 31, 1999 to $176.9 million at September 30, 1999 as a result of an increase in agricultural operating lending of $5.9 million, home equity loans of $3.4 million, commercial real estate loans of $3.4 million and residential loans of $3.3 million. Accrued interest receivable increased from $1.6 million at March 31, 1999 to $2.4 million at September 30, 1999 due to a higher average asset base in securities and loans. Deposits increased from $133.3 million at March 31, 1999 to $149.6 million at September 30, 1999 as a result of a $7.2 million increase in money market accounts and $6.8 million in brokered certificates of deposit. Federal Home Loan Bank of Seattle (FHLB) advances increased from $42.0 million at March 31, 1999 to $45.7 million at September 30, 1999. The increase in FHLB borrowing was used to fund loan growth. Accrued expenses and other liabilities decreased from $1.8 million at March 31, 1999 to $1.0 million at September 30, 1999. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $612,000 at March 31, 1999 to $390,000 at September 30, 1999.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased from $495,000 for the three months ended September 30, 1998 to $524,000 for the three months ended September 30, 1999.

Net interest income increased from $2.0 million for the three months ended September 30, 1998 to $2.1 million for the three months ended September 30, 1999. Total interest income increased from $3.9 million for the three months ended September 30, 1998 to $4.1 million for three months ended September 30, 1999. The increase in interest income stemmed from an increase in average interest earning assets offset by a decrease in the weighted average yield on the loan portfolio, which was 9.07% for the three months ended September 30, 1998 compared to the weighted average yield for the three months ended September 30, 1999 of 8.38%. The average balance of loans receivable was $155.5 million in the second quarter of 1998 compared to $179.4 million in the second quarter of 1999. Interest income from investment securities increased from $71,000 for the three months ended September 30, 1998 to $86,000 for the three months ended September 30, 1999. The increase is primarily due to an increase in the portfolio balance. Interest income from mortgage-backed securities increased from $162,000 for the three months ended September 30, 1998 to $185,000 for the three months ended September 30, 1999. The increase is due primarily to an increase in the portfolio balance. Interest expense increased from $1.9 million for the three months ended September 30, 1998 to $2.0 million for the same period in 1999. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and a decrease in weighted average rates. The weighted average rate on deposits for the three months ended September 30, 1999 was 3.70% whereas the weighted average rate on deposits as of September 30, 1998 was 4.15%. The weighted average rate on FHLB advances for the three months ended September 30, 1999 was 5.57%, whereas the weighted average rate on FHLB advances as of September 30, 1998 was 5.79%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Company's provision for loan losses increased from $65,000 for the three months ended September 30, 1998 to $73,000 for the three months ended September 30, 1999.

Non-interest income increased from $668,000 for the three months ended September 30, 1998 to $707,000 for the three months ended September 30, 1999. The primary reason for the increase is the income from service fees and other charges, which increased $62,000.

Non-interest expense increased from $1.9 million for the three months ended September 30, 1998 to $2.0 million for the three months ended September 30, 1999. The increase in compensation and other related expenses of $116,000 is caused by additional staff for new branches and compensation related to the Management Recognition and Development Plan.

Income taxes decreased from an expense of $292,000 for the three months ended September 30, 1998 to expense of $229,000 for the same time period in 1999 due to a decrease in income before income tax expense.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income decreased from $946,000 for the six months ended September 30, 1998 to $815,000 for the six months ended September 30, 1999.

Net interest income increased from $3.9 million for the six months ended September 30, 1998 to $4.3 million for the six months ended September 30, 1999. Total interest income increased from $7.5 million for the six months ended September 30, 1998 to $8.2 million for six months ended September 30, 1999. The increase in interest income stemmed from an increase in average interest earning assets offset by a decrease in the weighted average yield, which was 8.66% for the six months ended September 30, 1998 compared to the weighted average yield for the six months ended September 30, 1999 of 8.14%. The average balance for loans receivable was $152.4 million during the six-months ended September 30, 1998 compared to the six-months ended September 30, 1999 average balance of $175.6 million. Interest income from investment securities increased from $139,000 for the six months ended September 30, 1998 to $169,000 for the six months ended September 30, 1999. The increase is primarily due to an increase in the portfolio balance while the yield decreased from 8.77% at September 30, 1998 to 7.66% at September 30, 1999. Interest income from mortgage-backed securities increased from $330,000 for the six months ended September 30, 1998 to $338,000 for the six months ended September 30, 1999. The increase is due primarily to a higher average balance. Interest expense increased from $3.6 million for the six months ended September 30, 1998 to $3.9 million for the same time period in 1999. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and a decrease in weighted average rates. The weighted average rate on deposits for the six months ended September 30, 1999 was 3.68%, whereas the weighted average rate on deposits for the six-months ended September 30, 1998 was 4.17%. The weighted average rate on FHLB advances for the six months ended September 30, 1999 was 5.60%, whereas the weighted average rate on FHLB advances for the six-months ended September 30, 1998 was 5.74%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Company's provision for loan losses increased from $201,000 for the six months ended September 30, 1998 to $208,000 for the six months ended September 30, 1999.

Non-interest income decreased from $1.5 million for the six months ended September 30, 1998 to $1.3 million for the six months ended September 30, 1999. The primary reason for the decrease is the gain on sale of loans decreased $219,000 due to a decrease in loan volume.

Non-interest expense increased from $3.7 million for the six months ended September 30, 1998 to $4.1 million for the six months ended September 30, 1999. The increase in compensation and other related expenses of $378,000 is caused by additional staff for new branches and compensation related to the Management Recognition and Development Plan. Other expenses that increased were data processing increasing by $63,000, and other start-up expenses associated with opening new branches.

Income taxes decreased from an expense of $540,000 for the six months ended September 30, 1998 to an expense of $391,000 for the same time period in 1999 due to a decrease in income before income tax expense.


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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1999, cash and cash equivalents totaled $11.1 million, or 4.93% of total assets. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $45.7 million at September 30, 1999.

         The primary investing activity of the Company is the origination of loans. During the quarters ended September 30, 1998 and 1999, the Company originated loans in the amounts of $84.0 million and $73.0 million, respectively. At September 30, 1999, the Company had loan commitments totaling $25.9 million, undisbursed lines of credit totaling $15.4 million, and undisbursed loans in process totaling $3.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 1999 totaled $66.9 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of September 30, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total capital to risk-weighted assets of 10.21%, 14.41% and 15.38%, respectively.

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

         Awareness Phase - Define the Year 2000 problem and establish a Year 2000 program team and overall strategy. The Company as of September 30, 1997 had completed this step.

         Assessment Phase - Assess the size and complexity of the problem and detail the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was completed by September 30, 1999.

         Renovation Phase - This phase includes hardware and software upgrades and system replacements. This step was 100% complete for in-house systems at December 31, 1998. This phase also encompasses ongoing discussions with and monitoring of outside servicers and third- party software providers.

         Validation/Testing Phase - This process includes testing of hardware and software components. Testing is completed by performing extensive tests with the computer dates changed to January 1, 2, and 3, 2000. Such testing was completed by June 30, 1999, with the most critical functions tested first. This allows time to correct any discovered deficiencies before the end of 1999. In-house systems and third party service bureaus were 100% tested as of March 31, 1999. The Company is either testing or reviewing test documents of additional third party vendors that are deemed critical to the operations of the Company. The validation phase was approximately 99% complete as of September 30, 1999 and will be ongoing until the Year 2000.

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

         In June 1999, the Bank converted from a service bureau to an in-house computer system. This system is a client/server system that was developed from 1992 to 1996 with Year 2000 compliance as a priority. Part of the conversion process was to test the interfaces to outside vendors. The Bank has a complete separate system set up solely for the purpose of Year 2000 testing. Test scripts were run in June after the conversion. There were no problems with changing to the Year 2000 test dates.

         There can be no guarantee that the systems of other companies on which the Bank's systems rely will be fully functional, or timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks systems would not have a material adverse effect on the Bank. However, the Bank has tested for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible and do not expect to experience any significant failures. In addition, contingency or alternate sources of support have been identified for each critical function and many non-critical functions. In the event that the Bank's data processing providers' systems prove not to be Y2K compliant and the Bank is not able to switch to an alternative provider in a timely manner, resulting computer malfunctions could interrupt the operations of the Bank and have a significant adverse effect on the Bank's financial condition and results of operations.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

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

Item 4 - Submission of Matters to a Vote of Security Holders


     The Annual Meeting of Stockholders of the Company ("Meeting") was held on July 21, 1999. The results of the vote on the matters presented at the Meeting is as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                                      Voted For         Vote Withheld
              James N. Marker         1,643,960             17,587
              Robert S. Coleman, Sr.  1,643,960             17,587

         The terms of Directors Steve R. Cox, Larry K. Moxley, William J. Larson, W. Dean Jurgens, and Clyde E. Conklin continued after the meeting.


     2. The FirstBank Corp. resolution to change the Company's state of incorporation from Delaware to Washington through the merger of the Company with a newly formed wholly owned Washington subsidiary was approved by stockholders by the following vote:

              For 1,246,607;  Against 14,341; Abstain 4,457


Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits:
                  3.1      Articles of Incorporation of the Registrant (1)
                  3.2      Bylaws of the Registrant (2)
                  10.1     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Clyde E. Conklin (3)
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Larry K. Moxley (4)
                  10.3     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Clyde E. Conklin (4)
                  10.4     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Larry K. Moxley (4)
                  10.5     1998 Stock Option Plan (5)
                  10.6     Management Recognition and Development Plan (5)
                  27       Financial Data Schedule

         (1) Current report on form 8-K filed on September 2, 1999.
         (2) Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated June 15, 1999.
         (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.

         (4) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).
         (5) Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated June 15, 1998.


    (b)  Reports on Form 8-K
                  On September 2, 1999, the Company filed a Form 8-K relating to changing its state of incorporation from Delaware to Washington and changing its name to FirstBank NW Corp.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FIRSTBANK NW CORP.


DATED:  November 12, 1999      BY:  /s/ CLYDE E. CONKLIN
                                    ------------------------------------------
                                         Clyde E. Conklin
                                         President and Chief Executive Officer

                               BY:  /s/ LARRY K. MOXLEY
                                    ------------------------------------------
                                        Larry K. Moxley
                                        Secretary and Chief Financial Officer