Form 10QSB
period 1999-12-31
FIRSTBANK CORP/ID
filed 2000-02-11
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended December 31, 1999


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

      [X] Yes         [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,633,535 shares outstanding on February 10, 2000.

Transitional Small Business Disclosure Format (check one):

      [ ] Yes         [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                             Page

       Consolidated Statements of Financial Condition
           As of December 31, 1999 and March 31, 1999                          1
       Consolidated Statements of Income
           For the three months and nine months ended
           December 31, 1999 and 1998                                          2
       Consolidated Statements of Cash Flows
           For the nine months ended December 31, 1999 and 1998                3
       Consolidated Statements of Comprehensive Income
           For the three months and nine months ended
           December 31, 1999 and 1998                                          4
       Notes to Consolidated Financial Statements                          5 - 6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7 - 11

Item 3.    Quantitative And Qualitative Disclosures About Market Risk
           Market Risk                                                        12
       Interest Rate Risk                                                     12



PART II.  OTHER INFORMATION

Item    1. Legal Proceedings                                                  13
Item    2. Changes in Securities and Use of Proceeds                          13
Item    3. Defaults Upon Senior Securities                                    13
Item    4. Submission of Matters to a Vote of Security Holders                13
Item    5. Other Information                                                  13
Item    6. Exhibits and Reports on Form 8-K                                   13

PART I - FINANCIAL INFORMATION
Item    1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                At December 31,   At  March 31,
                                                                     1999             1999
                                                                ---------------  --------------
                                                                 (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                 $   8,404,219    $   4,724,214
  Interest bearing deposits                                         2,794,497        1,502,672
  Federal funds sold                                                4,088,171        2,308,776
                                                                -------------    -------------
Total cash and cash equivalents                                    15,286,887        8,535,662

Investment securities:
  Held-to-maturity                                                         --          700,000
  Available-for-sale                                               11,327,231        6,535,812
Mortgage-backed securities:
  Held-to-maturity                                                  2,527,897        2,738,545
  Available-for-sale                                               19,161,412       10,134,850
Loans receivable, net                                             180,999,367      165,617,367
Accrued interest receivable                                         1,903,605        1,610,676
Real estate owned                                                      49,997          298,713
Stock in FHLB, at cost                                              3,585,975        2,501,975
Premises and equipment, net                                         6,268,211        5,328,788
Income taxes receivable                                               143,630           25,431
Deferred taxes                                                         19,910               --
Cash surrender value of life insurance policies                     1,644,221        1,586,210
Mortgage servicing assets                                             929,087          900,271
Other assets                                                          600,304          230,786
                                                                -------------    -------------
TOTAL ASSETS                                                    $ 244,447,734    $ 206,745,086
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                      $ 145,635,776    $ 133,278,136
  Advances from borrowers for taxes and insurance                   1,129,175        1,427,915
  Advances from FHLB                                               70,427,106       42,027,106
  Deferred federal and state income taxes                                  --          421,000
  Accrued expenses and other liabilities                            1,489,120        1,816,435
                                                                -------------    -------------
Total Liabilities                                                 218,681,177      178,970,592
                                                                -------------    -------------

Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                      --               --
  Common stock, $.01 par value,  5,000,000 shares authorized;
      1,983,750 shares issued;  1,648,535 and
      1,839,559 shares outstanding                                     19,838           19,838
  Additional paid-in-capital                                       18,751,017       18,720,476
  Retained earnings, substantially restricted                      14,816,552       13,907,562
  Unearned ESOP shares                                             (1,279,070)      (1,384,070)
  Deferred compensation                                              (919,984)      (1,108,162)
  Treasury stock, at cost; 335,215 and 144,191 shares              (4,995,912)      (2,333,706)
  Accumulated comprehensive loss:                                    (625,884)         (47,444)
                                                                -------------    -------------
Total Stockholders' Equity                                         25,766,557       27,774,494
                                                                -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 244,447,734    $ 206,745,086
                                                                =============    =============

See accompanying notes to consolidated financial statements

                                                                                             1

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income


                                             Three months ended December 31,  Nine months ended December 31,
                                                    1999           1998           1999             1998
                                                 ----------    -----------    -------------    -----------
                                                                       (Unaudited)
Interest income:
  Loans receivable                               $3,725,092    $ 3,319,508    $  11,135,319$   $ 9,975,949
  Mortgage-backed securities                        306,898        143,422          644,798        473,360
  Investment securities                             108,401         77,144          277,193        216,054
  Other interest earning assets                     145,420        229,148          435,447        607,257
                                                 ----------    -----------    -------------    -----------
Total interest income                             4,285,811      3,769,222       12,492,757     11,272,620

Interest expense:
  Deposits                                        1,463,252      1,242,906        4,023,378      3,698,448
  Advances from FHLB                                673,881        609,078        2,054,840      1,771,494
                                                 ----------    -----------    -------------    -----------
Total interest expense                            2,137,133      1,851,984        6,078,218      5,469,942

Net interest income                               2,148,678      1,971,238        6,414,539      5,802,678
Provision for loan losses                             5,348         64,645          218,896        265,413
                                                 ----------    -----------    -------------    -----------
Net interest income after provision
  for loan losses                                 2,143,330      1,852,593        6,201,643      5,537,265

Non-interest income:
  Gain on sale of loans                             259,289        490,273          878,296      1,328,719
  Service fees and charges                          321,382        340,298          930,143        924,851
  Commissions and other                              29,515         62,930           75,717        123,119
                                                 ----------    -----------    -------------    -----------
Total non-interest income                           610,186        893,501        1,884,156      2,376,689

Non-interest expense:
  Compensation and related benefits               1,184,497      1,101,528        3,545,841      3,084,348
  Occupancy                                         308,290        208,923          836,404        641,873
  Other                                             559,833        607,009        1,795,977      1,873,751
                                                 ----------    -----------    -------------    -----------
Total non-interest expense                        2,052,620      1,917,460        6,178,222      5,599,972
                                                 ----------    -----------    -------------    -----------

Income before income tax expense                    700,896        828,634        1,907,577      2,313,982
Income tax expense                                  193,657        284,847          585,030        824,426
                                                 ----------    -----------    -------------    -----------
Net income                                       $  507,239    $   543,787    $   1,322,547    $ 1,489,556
                                                 ==========    ===========    =============    ===========

Earnings per share (Note 2):
  Net income per share -basic                    $     0.33    $      0.32    $        0.85    $      0.84
  Net income per share -diluted                  $     0.32    $      0.30    $        0.81    $      0.82
  Weighted average shares outstanding -basic      1,528,378      1,712,730        1,564,120      1,777,171
  Weighted average shares outstanding -diluted    1,591,858      1,795,194        1,629,801      1,812,500

See accompanying notes to consolidated financial statements

                                                                                                         2

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                               Nine months ended  December 31,
                                                                                      1999            1998
                                                                                 -------------    ------------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                                     $   1,322,547    $  1,489,556
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                      647,964         426,430
    Provision for loan losses                                                          218,896         265,413
    Gain on sale of loans                                                             (878,296)     (1,328,719)
    FHLB stock dividends                                                              (165,200)       (130,000)
    ESOP compensation expense                                                          135,541         205,166
    Other losses, net                                                                   16,392          51,393
    Provision for real estate owned                                                         --          57,533
    Deferred compensation expense                                                      386,166         107,005
    Deferred income taxes                                                              (22,643)        106,185
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                      (691,264)       (639,260)
    Accrued expenses and other liabilities                                            (563,787)        (34,086)
    Income taxes receivable (payable)                                                  (79,715)        387,516
                                                                                 -------------    ------------
Net cash provided by operating activities                                              326,601         964,132
                                                                                 -------------    ------------

Cash flows from investing activities:
  Purchase of mortgage-backed securities; available-for-sale                       (11,696,741)     (3,707,447)
  Proceeds from maturities of mortgage-backed securities; held-to-maturity             901,775       3,841,234
  Proceeds from maturities of mortgage-backed securities; available-for-sale         2,120,165              --
  Purchase of investment securities; available for sale                             (5,383,646)     (3,207,122)
  Proceeds from maturities of investment securities; held-to-maturity                       --       1,249,375
  Decrease in loans receivable from loans sold                                      69,763,573      80,159,796
  Other net change in loans receivable                                             (84,510,295)    (94,895,452)
  Purchase of FHLB stock                                                              (918,800)       (215,100)
  Purchases of premises and equipment                                               (1,432,205)       (444,637)
  Net increase in cash surrender value of life insurance policies                      (58,011)       (167,127)
  Proceeds from sale of real estate owned                                              255,672         898,734
  Proceeds from maturities of certificates of deposit                                       --         991,000
  Proceeds from sale of fixed assets                                                        --         279,519
                                                                                 -------------    ------------
Net cash used in investing activities                                              (30,958,513)    (15,217,227)
                                                                                 -------------    ------------

Cash flows from financing activities:
  Cash paid for dividends                                                             (413,557)       (442,079)
  Net increase in deposits                                                          12,357,640      14,241,016
  Advances from borrowers for taxes and insurance                                     (298,740)       (540,747)
  Advances from FHLB                                                               312,125,168      70,308,334
  Payments on advances from FHLB                                                  (283,725,168)    (62,161,807)
  Purchase of treasury stock                                                        (2,662,206)     (3,257,301)
                                                                                 -------------    ------------
Net cash provided by financing activities                                           37,383,137      18,147,416
                                                                                 -------------    ------------

Net increase in cash and cash equivalents                                            6,751,225       3,894,321

Cash and cash equivalents, beginning of period                                       8,535,662       8,416,820
                                                                                 -------------    ------------
Cash and cash equivalents, end of period                                         $  15,286,887    $ 12,311,141
                                                                                 =============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                    $   4,022,346    $  5,501,438
     Income taxes                                                                $     666,654    $    539,861
  Noncash investing and financing activities:
     Unrealized (gains) losses on securities; available-for-sale, net of tax     $     578,440    $     (4,745)
     Loans receivable charged to the allowance for loan losses                   $      25,986    $     29,576
     Transfer from loans converted to real estate acquired through foreclosure   $      24,122    $    355,901
     Issuance of common stock out of treasury under Management Recognition and
        Development Plan                                                         $          --    $  1,254,525

See accompanying notes to consolidated financial statements

                                                                                                             3

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                             Three months ended December 31, Nine months ended December 31,
                                                                     1999           1998           1999            1998
                                                                  ---------       --------      ---------       ----------
                                                                                        (Unaudited)

    Net income                                                    $ 507,239       $543,787     $1,322,547       $1,489,556
    Other comprehensive income (loss), net of tax:
           Change in unrealized gains (losses) on securities;
                 available-for-sale, net of tax                    (251,040)       (27,576)      (578,440)           4,745
                                                                  ---------       --------     ----------       ----------

           Net other comprehensive income (loss)                   (251,040)       (27,576)      (578,440)           4,745
                                                                  ---------       --------     ----------       ----------
    Comprehensive income                                          $ 256,199       $516,211     $  744,107       $1,494,301
                                                                  =========       ========     ==========       ==========

See accompanying notes to consolidated financial statements

                                                                                                                         4

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and it's wholly-owned subsidiary, TriStar Financial Corporation, for the three and nine months ended December 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                             For the Three Months Ended 12/31/99           For the Nine Months Ended 12/31/99
                                             -----------------------------------           ----------------------------------

                                                             Weighted-      Per-Share                      Weighted-       Per-Share
                                            Net Income     Average Shares     Amount     Net Income     Average Shares      Amount
                                            ----------     --------------   ---------    ----------     --------------     ---------
    Basic EPS:
    Income available to common
        stockholders                         $507,239          1,528,378      $ 0.33     $1,322,547         1,564,120       $0.85
                                                                              ======                                        =====
    Effect of dilutive securities:
        Restricted stock awards                    --             63,480                         --            65,681
                                             --------          ---------                 ----------         ---------

    Diluted EPS:
      Income available to common
        stockholders - assumed
        conversions                          $507,239          1,591,858      $ 0.32     $1,322,547         1,629,801       $0.81
                                             ========          =========      ======     ==========         =========       =====

                                             For the Three Months Ended 12/31/98           For the Nine Months Ended 12/31/98
                                             -----------------------------------           ----------------------------------

                                                             Weighted-      Per-Share                      Weighted-       Per-Share
                                            Net Income     Average Shares     Amount     Net Income     Average Shares      Amount
                                            ----------     --------------   ---------    ----------     --------------     ---------
    Basic EPS:
    Income available to common
        stockholders                         $543,787          1,712,591      $ 0.32     $1,489,556         1,777,424       $0.84
                                                                              ======                                        =====
    Effect of dilutive securities:
        Restricted stock awards                    --             82,603                         --            35,076
                                             --------          ---------                 ----------         ---------

    Diluted EPS:
      Income available to common
        stockholders - assumed
        conversions                          $543,787          1,795,194      $ 0.30     $1,489,556         1,812,500       $0.82
                                             ========          =========      ======     ==========       ===========       =====

At December 31, 1999, outstanding options to purchase 170,200 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.

 (3) DIVIDEND

On October 21, 1999, the Board of Directors declared a cash dividend of $0.09 per common share to shareholders of record as of November 18, 1999. The dividend was paid on December 2, 1999. On January 20, 2000, the Board of Directors declared another cash dividend of $0.09 per common share to shareholders of record as of February 11, 2000. This dividend will be paid on February 25, 2000.

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

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial
Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. The Bank has six offices in Idaho and two in Washington.

On November 18, 1999, the Company opened a new branch office in Liberty Lake, Washington. Liberty Lake is a fast-growing bedroom community midway between Spokane, Washington and Coeur d' Alene, Idaho. This is the eighth retail branch for the Company, the second in Washington State, and employs six individuals, including one loan officer. The annual lease expense for the land is $30,000.

As approved by shareholders on August 20, 1999, FirstBank Corp. changed its state of incorporation from Delaware to Washington and changed its name to FirstBank NW Corp, which was accomplished by merging the Company with and into a newly formed Washington subsidiary. The primary purpose of the reincorporation was to save on the amount of state franchise tax fees paid annually by the Company.

In March 1999, the Company opened its first branch office inside a supermarket. The new branch is located in the Tidyman's Northwest Fresh Market in Post Falls, Idaho - a fast growing small city between Spokane, Washington and Coeur d' Alene, Idaho. The branch is the Company's seventh branch and employs a staff of approximately four people. The annual lease expense is $27,000 and capitalized costs were $104,000.

FINANCIAL CONDITION AT DECEMBER 31, 1999 AND MARCH 31, 1999

Assets increased from $206.8 million at March 31, 1999 to $244.4 million at December 31, 1999. Cash and cash equivalents increased from $8.5 million at March 31, 1999 to $15.3 million at December 31, 1999 as a result of anticipation of customer cash withdrawn for the Year 2000 concerns. Loans receivable increased from $165.6 million at March 31, 1999 to $181.0 million at December 31, 1999 as a result of an increase in commercial loans of $8.2 million, agricultural operating lending of $4.3 million and home equity loans of $4.2 million. Accrued interest receivable increased from $1.6 million at March 31, 1999 to $1.9 million at December 31, 1999 due to a higher average asset base in securities and loans. Deposits increased from $133.3 million at March 31, 1999 to $145.6 million at December 31, 1999 as a result of a $6.4 million increase in money market accounts. Federal Home Loan Bank of Seattle (FHLB) advances increased from $42.0 million at March 31, 1999 to $70.4 million at December 31, 1999. The increase in FHLB borrowing was used to fund investment growth and cover increased cash demand due to Year 2000. Accrued expenses and other liabilities decreased from $1.8 million at March 31, 1999 to $1.5 million at December 31, 1999. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $612,000 at March 31, 1999 to $533,000 at December 31, 1999.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net income decreased from $544,000 for the three months ended December 31, 1998 to $507,000 for the three months ended December 31, 1999.

Net interest income increased from $2.0 million for the three months ended December 31, 1998 to $2.1 million for the three months ended December 31, 1999. Total interest income increased from $3.8 million for the three months ended December 31, 1998 to $4.3 million for three months ended December 31, 1999. The increase in interest income stemmed from an increase in average interest earning assets offset by a decrease in the weighted average yield on the loan portfolio, which was 8.53% for the three months ended December 31, 1998 compared to the weighted average yield for the three months ended December 31, 1999 of 8.46%. The average balance of loans receivable was $156.9 million in the third quarter of 1998 compared to $177.0 million in the third quarter of 1999. Interest income from investment securities increased from $77,000 for the three months ended December 31, 1998 to $108,000 for the three months ended December 31, 1999. The increase is primarily due to an increase in the portfolio balance. Interest income from mortgage-backed securities increased from $143,000 for the three months ended December 31, 1998 to $307,000 for the three months ended December 31, 1999. The increase is due primarily to an increase in the portfolio balance. Interest expense increased from $1.9 million for the three months ended December 31, 1998 to $2.1 million for the same period in 1999. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and an increase in weighted average rates. The weighted average rate on deposits for the three months ended December 31, 1999 was 3.80% whereas the weighted average rate on deposits as of December 31, 1998 was 3.92%. The weighted average rate on FHLB advances for the three months ended December 31, 1999 was 5.73%, whereas the weighted average rate on FHLB advances as of December 31, 1998 was 5.59%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Company's provision for loan losses decreased from $65,000 for the three months ended December 31, 1998 to $5,000 for the three months ended December 31, 1999.

Non-interest income decreased from $894,000 for the three months ended December 31, 1998 to $610,000 for the three months ended December 31, 1999. The primary reason for the decrease is the income from gain on said of loans, which decreased $231,000.

Non-interest expense increased from $1.9 million for the three months ended December 31, 1998 to $2.1 million for the three months ended December 31, 1999. The increase in compensation and other related expenses of $82,000 is caused by additional staff for new branches.

Income taxes decreased from an expense of $285,000 for the three months ended December 31, 1998 to expense of $194,000 for the same time period in 1999 due to recognition of an investment tax credit for capital improvements, an increase in non-taxable income and a decrease in income before income tax expense.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net income decreased from $1.5 million for the nine months ended December 31, 1998 to $1.3 million for the nine months ended December 31, 1999.

Net interest income increased from $5.8 million for the nine months ended December 31, 1998 to $6.4 million for the nine months ended December 31, 1999. Total interest income increased from $11.3 million for the nine months ended December 31, 1998 to $12.5 million for nine months ended December 31, 1999. The increase in interest income stemmed from an increase in average interest earning assets offset by a decrease in the weighted average yield, which was 8.38% for the nine months ended December 31, 1998 compared to the weighted average yield for the nine months ended December 31, 1999 of 8.11%. The average balance for loans receivable was $153.9 million during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1999 average balance of $176.0 million. Interest income from investment securities increased from $216,000 for the nine months ended December 31, 1998 to $277,000 for the nine months ended December 31, 1999. The increase is primarily due to an increase in the portfolio balance. Interest income from mortgage-backed securities increased from 473,000 for the nine months ended December 31, 1998 to $645,000 for the nine months ended December 31, 1999. The increase is due primarily to a higher average balance. Interest expense increased from $5.5 million for the nine months ended December 31, 1998 to $6.1 million for the same time period in 1999. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances and an increase in weighted average rates. The weighted average rate on deposits for the nine months ended December 31, 1999 was 3.77%, whereas the weighted average rate on deposits for the nine months ended December 31, 1998 was 4.09%. The weighted average rate on FHLB advances for the nine months ended December 31, 1999 was 5.52%, whereas the weighted average rate on FHLB advances for the nine months ended December 31, 1998 was 5.74%.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.

Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Company's provision for loan losses decreased from $265,000 for the nine months ended December 31, 1998 to 219,000 for the nine months ended December 31, 1999.

Non-interest income decreased from $2.4 million for the nine months ended December 31, 1998 to $1.9 million for the nine months ended December 31, 1999. The primary reason for the decrease is the gain on sale of loans decreased $450,000 due to a decrease in mortgage loan volume.

Non-interest expense increased from $5.6 million for the nine months ended December 31, 1998 to $6.2 million for the nine months ended December 31, 1999. The increase in compensation and other related expenses of $462,000 is caused by additional staff for new branches. Other expenses that increased were occupancy expenses, increasing by $194,000 associated with opening new facilities.

Income taxes decreased from an expense of $824,000 for the nine months ended December 31, 1998 to an expense of $585,000 for the same time period in 1999 due to a decrease in income before income tax expense and investments in tax free assets.

Average Balances, Interest and Average Yields/Costs

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

                                                       March 31, 1999                       December 31, 1999
                                                       --------------                       -----------------
                                                          Interest   Average                      Interest     Average
                                               Average      and      Yield/          Average         and        Yield/
                                               Balance   Dividends    Cost           Balance      Dividends      Cost
                                               -------   ---------   -------         -------      ---------    -------
                                                                       (Dollars in Thousands)
          Interest-earning assets:
          Loans receivable                    $155,860    $13,315     8.64%          $176,030      $11,135       8.48%
          Mortgage-backed securities            11,111        623     5.61             14,080          645       6.11
          Investment securities                  6,816        302     6.22              7,529          277       6.78
          Other earning assets                   9,972        721     7.23             10,646          435       5.45
                                              --------    -------                    --------      -------
          Total interest-earning assets        183,759     14,961     8.29            208,285       12,492       8.11

          Non-interest-earning assets           13,067                                 14,040
                                              --------                               --------
          Total assets                        $196,826                               $222,325
                                              ========                               ========

          Interest-earning liabilities:
          Passbook, NOW and money
             market accounts                    46,749        877     1.88             61,904          928       2.00
          Certificates of deposit               76,107      3,993     5.25             80,341        3,095       5.14
                                              --------    -------                    --------      -------
          Total deposits                       122,856      4,870     3.96            142,245        4,023       3.77

          Advances from FHLB                    41,107      2,353     5.72             49,655        2,055       5.52
                                              --------    -------                    --------      -------
          Total interest-bearing
              Liabilities                      163,963      7,223     4.41            191,900        6,078       4.22
                                                          -------                                  -------
          Non-interest-bearing
              Liabilities                        3,574                                  3,298
                                              --------                               --------
          Total liabilities                    167,537                                195,198
                                              --------                               --------
          Total stockholders' equity            29,289                                 27,127
                                              --------                               --------

          Total liabilities and
             total stockholders' equity       $196,826                               $222,325
                                              ========                               ========

          Net interest income                             $ 7,738                                  $ 6,414
                                                          =======                                  =======

          Interest rate spread                               3.88%                                    3.89%
                                                          =======                                  =======

          Net interest margin                                4.36%                                    4.22%
                                                          =======                                  =======

          Ratio of average interest-
             earning assets to average
             interest- bearing liabilities                 112.07%                                  108.54%
                                                          =======                                  =======

                                                                                                        10

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999, cash and cash equivalents totaled $15.3 million, or 6.26% of total assets. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $70.4 million at December 31, 1999. The Company also maintains a credit facility with the Portland Federal Reserve and a Fed Funds Line of Credit with First Security Bank.

The primary investing activity of the Company is the origination of loans. During the quarters ended December 31, 1998 and 1999, the Company originated loans in the amounts of $136.8 million and $104.3 million, respectively. At December 31, 1999, the Company had loan commitments totaling $12.3 million, undisbursed lines of credit totaling $15.5 million, and undisbursed loans in process totaling $3.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1999 totaled $62.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of December 31, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total capital to risk-weighted assets of 10.14%, 13.81% and 14.73%, respectively.

Year 2000 Issues

The Year 2000 issue has posed business risks to most business organizations, including the Company. In response, the Company formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company attained Year 2000 compliance. All data sensitive systems were evaluated for Year 2000 compliance, with complete upgrading and testing of systems completed well in advance of the Year 2000 date change. The Company also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company had undertaken extensive efforts to ensure that significant vendor and customer relationships are Year 2000 compliant. The Company's management is pleased, but not surprised, that business continued as normal without adverse impact to the Company during the critical date change, however at this time, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations. The Company estimates that its total Year 2000 compliance costs have aggregated approximately $70,000. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1999 as compared to the 10.00% Board approved policy limit.

                          -200 BP                  Flat                  +200 BP
                          -------                  ----                  -------
                                          (Dollars in Thousands)
Year 1 NII                $9,399                  $9,246                $ 8,914
NII $ Change              $  153                      --                $  (332)
NII % Change                1.65%                     --                  -3.59%


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

     None

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


                               FIRSTBANK NW CORP.


DATED:  February 10, 2000         BY: /s/ CLYDE E. CONKLIN
                                      -----------------------------------------
                                          Clyde E. Conklin
                                          President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                      -----------------------------------------
                                          Larry K. Moxley
                                          Secretary and Chief Financial Officer