Form 10KSB
period 2000-03-31
FIRSTBANK CORP/ID
filed 2000-06-19
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22435

                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Washington                                          84-1389562
--------------------------------                          ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             I.D. Number)

920 Main Street, Lewiston, Idaho                                83501
--------------------------------                          ----------------
(Address of principal executive                              (Zip Code)
offices)

Registrant's telephone number, including area code:        (208) 746-9610
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

YES [X]   NO [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

      The Registrant's revenues for the year ended March 31, 2000 were $19.4 million.

      The aggregate market value of voting stock held by nonaffiliates of the Registrant was $18,689,488 based on the last reported sale price of the common stock of the Registrant on the Nasdaq National Market on June 15, 2000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant.

      As of June 15, 2000, there were 1,495,159 shares outstanding of the Registrant's common stock.

      Transitional Small Business Disclosure format (check one):
YES [X]   NO [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on July 19, 2000 are incorporated by reference into Part II of the Form 10-KSB.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         FirstBank Corp. ("Company"), a Washington corporation, was organized in March 1997 for the purpose of becoming the holding company for FirstBank Northwest (formerly known as First Federal Bank of Idaho, a Federal Savings
Bank) ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank ("Conversion"). The Company completed its conversion and initial public offering on July 1, 1997 through the sale of 1,983,750 shares of common stock at $10.00 per share.

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

         The Bank is a community-oriented financial institution, operating in one business segment, that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage loans, commercial, and agricultural real estate loans within the Bank's market area. The Bank also is active in originating construction, and consumer and other non-real estate loans. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the fixed-rate residential mortgage loans with maturities in excess of 15 years that it originates while retaining the servicing rights on most of the conventional loans it sells, although in the year ended March 31, 2000 the Bank retained some 30-year fixed rate loans for its portfolio.

MARKET AREA

         FirstBank's general market area includes Northern Idaho and Eastern Washington. Headquartered in Lewiston, Idaho, the Bank operates eight full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and in Clarkston and Liberty Lake, Washington. The Bank also operates three real estate loan production offices, in Lewiston, Moscow and Coeur d'Alene, and a commercial and agricultural production center in Lewiston. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The vast majority of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         In general, the market areas served by the Bank are dependent on agriculture, mining, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agricultural activity in the Bank's market area is mainly dry land farming, the primary crop being wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock is also raised in the Bank's market area. Lewiston is the largest city in Northern Idaho and serves as the regional center for state government. The economy of Lewiston, in Nez Perce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped keep the economy stable in recent years. Moscow, Idaho, in Latah County, has a population of around 21,000. The county population is approximately 33,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. Grangeville, Idaho, in Idaho County, has an economy based mostly on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry has resulted in a decline in population in Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur d'Alene, Idaho, in Kootenai County, has a population of approximately 31,000 and the county itself has almost 100,000 residents. Tourism, forest products, mining and agriculture are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily because of the expanding tourism industry and migration from more populous parts of the Western and Northwestern United States. As a result, real estate activity has been high with a large amount of new home construction. Liberty Lake, Washington, the site of our newest branch, is located in the rapidly growing I-90 corridor between Coeur d'Alene, Idaho and Spokane, Washington. Our growth prospects throughout that region are outstanding as more businesses and technology firms locate there.

SELECTED FINANCIAL DATA

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the fiscal years indicated.

                                                          At March 31,
                                                --------------------------------
FINANCIAL CONDITION DATA:                         1998        1999        2000
                                                --------    --------    --------
                                                         (In Thousands)

Total assets                                    $183,563    $206,745    $247,898
Loans receivable, net                            145,697     165,617     187,664
Cash and cash equivalents                          8,417       8,536      12,496
Investment securities held-to-maturity             2,449         700          --
Investment securities available-
  for-sale                                         2,654       6,536      11,335
Mortgage-backed securities held-
  to-maturity                                      3,420       2,739       2,484
Mortgage-backed securities
  available-for-sale                               7,970      10,135      18,741
Deposits                                         114,495     133,278     144,907
Advances from FHLB                                35,656      42,027      74,578
Stockholders' equity                              30,008      27,774      25,866


                                                      Year Ended March 31,
                                                --------------------------------
                                                  1998        1999        2000
                                                --------    --------    --------
SELECTED OPERATING DATA:                            (In Thousands, except
                                                        per share data)

Interest income                                 $ 13,321    $ 14,961    $ 16,979
Interest expense                                   6,573       7,223       8,437
                                                --------    --------    --------
Net interest income                                6,748       7,738       8,542
Provision for loan losses                            200         296         287
                                                --------    --------    --------
Net interest income after provision
  for loan losses                                  6,548       7,442       8,255
Non-interest income                                2,282       3,106       2,426
Non-interest expenses                              6,179       7,593       8,158
                                                --------    --------    --------
Income before income tax expense                   2,651       2,955       2,523
Income tax expense                                   945         923         818
                                                --------    --------    --------
Net income                                      $  1,706    $  2,032    $  1,705
                                                ========    ========    ========

Per Share Data:
  Basic earnings per share                      $   0.93    $   1.16    $   1.11
  Diluted earnings per share                    $   0.93    $   1.13    $   1.06
                                                ========    ========    ========

Dividends per share                             $   0.14    $   0.34    $   0.36
                                                ========    ========    ========

                                                          At or For the
                                                       Year Ended March 31,
                                                --------------------------------
                                                  1998        1999        2000
                                                --------    --------    --------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)                      1.02%       1.03%       0.75%
Return on average equity (2)                      6.98        6.94        6.36
Average equity to average assets (3)             14.63       14.88       11.82
Total equity to total assets at end of year      16.35       13.43       10.43
Interest rate spread (4)                          3.78        3.88        3.84
Net interest margin (5)                           4.27        4.36        4.16
Average interest-earning assets to
  average interest-bearing Liabilities          113.26      112.07      107.95
Non-interest expense as a percent of
  average assets                                  3.70        3.86        3.60
Efficiency ratio (6)                             68.43       70.02       74.38
Dividend payout ratio                            15.01       30.45       36.95

Equity Ratios:
Tier I capital to average assets                 11.36       10.20       10.00
Tier I capital to risk-weighted assets           17.10       14.40       13.40
Total capital to risk-weighted assets            18.05       15.40       13.10

Asset Quality Ratios:
Nonaccrual and 90 days or more past due
  loans as a percent of loans receivable, net     0.31        0.38        0.31
Nonperforming assets as a percent of
  total assets                                    0.73        0.54        0.33
Allowance for loan losses as a percent of
  total loans Receivable                          0.73        0.76        0.83
Allowance for loan losses as a percent of
  nonperforming Loans                           245.61      217.76      275.13
Net charge-offs to average outstanding loans      0.04        0.04        0.02

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

LENDING ACTIVITIES

         GENERAL. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one to four-family residential property. With the implementation of the Commercial Loan Department in fiscal 1998, commercial real estate and commercial non-real estate lending have become a significant portion of the lending activities. The Bank is also active in originating construction and agricultural real estate loans. The Bank's net loans receivable totaled $187.7 million at March 31, 2000, representing 75.7% of consolidated total assets.

         LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan for the years indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.

                                                     At March 31,
                           ---------------------------------------------------------------
                                   1998                  1999                  2000
                           -------------------   -------------------   -------------------
                            Amount     Percent    Amount     Percent    Amount     Percent
                           --------    -------   --------    -------   --------    -------
                                                (Dollars in Thousands)
Real estate loans:
 Residential               $ 76,213     49.42%   $ 71,516     39.78%   $ 75,464     39.09%
Agricultural                 14,602      9.47      16,257      9.05      15,819      8.20
Commercial                   12,433      8.06      23,484     13.06      24,988     12.95
Construction                  7,966      5.17       9,333      5.19       4,150      2.15
                           --------    ------    --------    ------    --------    ------
Total real estate loans     111,214     72.12     120,590     67.08     120,421     62.39

Consumer and other loans:
Commercial                   16,627     10.78      27,969     15.56      32,800     16.99
Home equity                  17,947     11.64      18,166     10.10      23,895     12.38
Other consumer                6,109      3.96       8,687      4.83       8,264      4.28
Agricultural operating        2,305      1.50       4,357      2.43       7,652      3.96
                           --------    ------    --------    ------    --------    ------
Total consumer and other
  loans                      42,988     27.88      59,179     32.92      72,611     37.61
                           --------    ------    --------    ------    --------    ------

Total loans receivable      154,202    100.00%    179,769    100.00%    193,032    100.00%
                           --------    ======    --------    ======    --------    ======

Less:
Loans in process              6,934                12,237                 3,349
Unearned loan fees and
  discounts                     451                   554                   415
Allowance for loan losses     1,120                 1,361                 1,604
                           --------              --------              --------
Loans receivable, net      $145,697              $165,617              $187,664
                           ========              ========              ========

         RESIDENTIAL REAL ESTATE LENDING. The principal lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase or refinance existing residential real estate. At March 31, 2000, $75.5 million, or 39.1%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac").

         The Bank generally retains all of the conventional fixed-rate mortgages with maturities of 15 years or less and sells all of the fixed-rate mortgage loans with maturities in excess of 15 years that it originates, although in the year ended March 31, 2000 the Bank retained some 30-year, fixed-rate loans for its portfolio. The Bank generally retains all of the ARM loans it originates. Most of the loans sold by the Bank are sold to Freddie Mac. The remainder of loans sold are purchased by the Federal National Mortgage Association ("Fannie Mae") or private investors. The Bank sells loans to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, all loans are sold without recourse, although on occasion, in the past the Bank has sold loans with recourse. As of March 31, 2000, the Bank remains contingently liable for approximately $646,000 of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases."

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

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 2000, the Bank's residential loan portfolio included $14.2 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has historically found that its origination of non-conforming loans has not resulted in high amounts of nonperforming loans.

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

         CONSTRUCTION LENDING. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions in Northern Idaho, especially in the area around Coeur d'Alene, lower long-term interest rates and an increased demand for housing units as a result of the population growth in Northern Idaho. At March 31, 2000, construction loans totaled $4.2 million, or 2.1% of total loans. At such date, the average amount of the Bank's construction loans was approximately $133,000. The largest construction loan in the Bank's portfolio at March 31, 2000 was $427,000. During the year ended March 31, 2000, construction loans constituted 7.9% of total loan originations.

         The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent financing in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 2000, speculative loans totaled $2.7 million, or 66.1% of the total construction loan portfolio. Construction loans to individuals are generally converted to permanent mortgage loans upon completion of the construction period. At March 31, 2000, custom construction loans to individuals totaled $1.4 million or 33.9% of the total construction loan portfolio.

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

         Loans to builders for the construction of one-to-four family residences are generally made for a term of 12 months. The Bank's loan policy includes a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation and monitors their borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 2000, the Bank had approved seven major builders, the largest borrowing capacity of which was approximately $1.4 million. At March 31, 2000, the Bank's major builders had total loans of $1.2 million outstanding. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

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

         AGRICULTURAL LENDING. Agricultural real estate lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 26 years of experience and the Chief Operating Officer has 20 years of experience in agricultural lending. The existing staff's experience maintains the Bank as the most experienced agricultural lender in the area. At March 31, 2000, agricultural real estate loans totaled $15.8 million, or 8.2% of the Bank's total loan portfolio.

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

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the farmer and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 2000, the largest agricultural real estate loan was $977,000 and the average Bank agricultural real estate loan was approximately $112,000.

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

         At March 31, 2000, agricultural operating loans totaled $7.7 million. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and other business entities.

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

         COMMERCIAL REAL ESTATE LENDING. Commercial real estate lending is becoming a significant part of the Bank's lending strategy. At March 31, 2000, the Bank's commercial real estate loan portfolio totaled $25.0 million, or 12.9% of total loans. During the year ended March 31, 2000, originations of commercial real estate loans totaled $5.3 million. In connection with the expansion of the Bank's community banking activities, the Bank intends to further increase its emphasis on commercial real estate lending, subject to market conditions.

         The Bank's commercial real estate loans include loans secured primarily by owner-occupied buildings, storage facilities, manufactured home parks, small office buildings, retail shops, multi-family residential properties and other small commercial properties. Commercial real estate loans in the Bank's portfolio only includes loans originated by the Bank. At March 31, 2000, the average size of the Bank's commercial real estate loans was $208,000 and the largest was $2.4 million. Appraisals on properties that secure commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Operating statements on most commercial loans are prepared and submitted to the Bank on an annual basis.

         COMMERCIAL BUSINESS LENDING. Commercial lending has become an important part of the Bank's lending strategy in recent years. The Company's staff of experienced lenders was able to increase commercial non-real estate loans to 17.0% of the total loan portfolio. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit of one year while equipment secured loans may be for a term as long as five years. Nonresidential commercial lending has increased from $28.0 million to $32.8 million from fiscal year ended 1999 and 2000, respectively.

         Commercial lending affords the Bank an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

         CONSUMER AND OTHER LENDING. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2000, the Bank's consumer and other non-mortgage loans totaled approximately $32.2 million, or 16.7% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The Bank also originates a small amount of agricultural operating loans and equipment loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has more aggressively marketed.

         At March 31, 2000, home equity loans totaled $23.9 million. The Bank offers both home equity second mortgage loans and lines of credit. Substantially all of the Bank's home equity loans are primarily secured by second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years and only with fixed interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at March 31, 2000 regarding the dollar amount of principal repayments for loans becoming due during the years indicated. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                           One Year      After 5        After 10
                              Within       Through     Years Through  Years Through    Beyond
                             One Year      5 Years       10 Years       15 Years      15 Years        Total
                             --------      --------      --------       --------      --------      --------
                                                             (In Thousands)
Real estate loans:
  Residential                $    600      $  1,750      $  5,060       $ 18,153      $ 49,901      $ 75,464
  Construction                  4,132            18            --             --            --         4,150
  Commercial                    2,076           604           849          9,284        12,175        24,988
Agricultural                    4,377         3,096         2,120          4,017         9,861        23,471
Commercial non-real estate         --        26,885         5,290            242           383        32,800
Consumer and other loans        4,512         5,650        15,356          5,250         1,391        32,159
                             --------      --------      --------       --------      --------      --------
Total loans receivable       $ 15,697      $ 38,003      $ 28,675       $ 36,946      $ 73,711      $193,032
                             ========      ========      ========       ========      ========      ========

         The following table sets forth the dollar amount of all loans due after March 31, 2000, that have fixed interest rates and have floating or adjustable interest rates.

                                                      Fixed       Floating or
                                                      Rates     Adjustable Rates
                                                     --------   ----------------
                                                          (In Thousands)
Real estate loans:
  Residential                                        $ 46,396       $ 29,064
  Construction                                          4,150             --
  Commercial                                            5,156         19,832
Agricultural                                            3,389         20,082
Commercial non-real estate                             16,301         16,499
Consumer and other loans                                5,442         26,721
                                                     --------       --------
Total loans receivable                               $ 80,834       $112,198
                                                     ========       ========

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

         LOAN SOLICITATION AND PROCESSING. Loan applicants come primarily through existing customers, referrals by realtors and homebuilders, and walk-ins. The Bank also uses radio and newspaper advertising to create awareness of its loan products. In addition to originating loans through its branch offices, the Bank operates three mortgage loan centers, one in Coeur d'Alene, one in Lewiston and one in Moscow to supplement residential real estate loan originations. The Bank does not utilize any loan correspondents, mortgage brokers or other forms of wholesale loan origination. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a certified, independent fee appraiser.

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

         LOAN ORIGINATIONS, SALES AND PURCHASES. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 2000, the Bank originated $132.9 million of loans. Residential real estate loan originations totaled $66.3 million for the year ended March 31, 2000. Of the $132.9 million of loans originated during the year ended March 31, 2000, 17.43% were adjustable-rate loans and 82.57% were fixed-rate loans.

         In the early 1990's, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $1.7 million and $1.1 million during the years ended March 31, 1999 and 2000, respectively. The Bank sells loans on a loan-by-loan basis. Generally a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Where a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In such event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 2000, the Bank remained contingently liable for approximately $646,000 of loans sold with recourse.

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

         The following table shows total loans originated, purchased, sold and repaid during the years indicated.

                                                    Year Ended March 31,
                                            -----------------------------------
                                              1998         1999         2000
                                            ---------    ---------    ---------
                                                      (In Thousands)

Total loans receivable at beginning
of year                                     $ 118,509    $ 154,202    $ 179,769
                                            ---------    ---------    ---------
Loans originated:
Real estate loans:
   Residential                                 96,124      105,939       66,323
   Construction                                12,377       15,411       10,492
   Agricultural                                 4,395        4,249        4,493
   Commercial                                   9,555       14,726        5,255
Commercial non-real estate                     16,526       18,539       26,763
Consumer and other loans                        6,297        6,763       19,559
                                            ---------    ---------    ---------
Total loans originated                        145,274      165,627      132,885
                                            ---------    ---------    ---------

Loans purchased:
   Real estate loans:
   Residential                                    160        1,270          940
   Construction                                    --           --           --
   Agricultural                                    --          775        1,980
   Commercial                                      --           --          239
Commercial non-real estate                        144           --           --
Consumer and other loans                           --           --           --
                                            ---------    ---------    ---------
Total loans purchased                             304        2,045        3,159
                                            ---------    ---------    ---------

Loans sold:

Servicing retained                            (25,435)     (38,204)     (40,239)
Servicing released                            (39,860)     (55,722)     (42,290)
                                            ---------    ---------    ---------
Total loans sold                              (65,295)     (93,926)     (82,529)

Loan principal repayments                     (25,747)     (23,841)     (34,790)

Refinanced loans                              (18,843)     (24,338)      (5,462)
                                            ---------    ---------    ---------
Change in total loans receivable               35,693       25,567       13,263
                                            ---------    ---------    ---------
Total loans receivable at end of year       $ 154,202    $ 179,769    $ 193,032
                                            =========    =========    =========


         LOAN COMMITMENTS. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $20.3 million at March 31, 2000. In addition, the Bank had commitments to fund outstanding credit lines of approximately $15.8 million and commitments to fund credit card lines of approximately $815,000 at March 31, 2000.

         LOAN ORIGINATION AND OTHER FEES. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $415,000 of unearned loan fees and discounts at March 31, 2000.

         LOAN SERVICING. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 2000, the Bank was servicing $146.1 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 2000, the Bank held $1.7 million in escrow for its portfolio of loans serviced for others.

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

                                                           At March 31,
                                                  ----------------------------
                                                   1998       1999       2000
                                                  ------     ------     ------
                                                     (Dollars in Thousands)
   Loans accounted for on a nonaccrual basis:
   Real estate loans:
      Residential                                 $  418     $  386     $  488
      Construction                                    --         --         --
      Agricultural                                    --         --         --
      Commercial                                      --         --         29
   Commercial non-real estate                         --        182         --
   Consumer and other loans                           36         44         65
                                                  ------     ------     ------
   Total                                             454        612        582
                                                  ------     ------     ------

   Accruing loans which are contractually
    Past due 90 days or more:
   Real estate loans:
      Residential                                      2         --         --
      Construction                                    --         13         --
      Agricultural                                    --         --         --
      Commercial                                      --         --         --
   Commercial non-real estate                         --         --         --
   Consumer and other loans                           --         --         --
                                                  ------     ------     ------
   Total                                               2         13         --
                                                  ------     ------     ------

   Total of nonaccrual and 90 days past
     Due loans                                       456        625        582
   Real estate owned                                 883        299         44
                                                  ------     ------     ------
   Total nonperforming loans                       1,339        924        626
                                                  ------     ------     ------

      Restructured loans                              --     $  201     $  198

    Total nonperforming assets                    $1,339     $1,124     $  814
                                                  ======     ======     ======

   Nonaccrual and 90 days or more past due
      loans as a percent of loans
      receivable, net                               0.31%      0.38%      0.31%
   Nonaccrual and 90 days or more past due
      loans as a percent of total assets            0.25%      0.30%      0.23%
   Nonperforming assets as a percent of
      total assets                                  0.73%      0.54%      0.33%
   Total nonperforming assets to total
      loans                                         0.87%      0.63%      0.43%

         Interest income that would have been recorded for the year ended March 31, 2000 had nonaccruing loans been current in accordance with their original terms amounted to approximately $25,000. The amount of interest included in interest income on such loans for the year ended March 31, 2000 amounted to approximately $15,000.

         REAL ESTATE OWNED. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2000, the Bank had $44,000 of REO.

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

         At March 31, 2000, classified assets of the Company totaled $684,000. Assets classified as loss totaled $17,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $11,000 and installment loans of $6,000. Assets classified as substandard totaled $667,000 and consisted of REO totaling $44,000. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                   At March 31,
                                           ----------------------------
                                            1998       1999       2000
                                           ------     ------     ------
                                                  (In Thousands)
             Loss                          $   19     $   26     $   17
             Doubtful                          --         --         --
             Substandard                    1,598        697        667
                                           ------     ------     ------
             Total classified assets       $1,617     $  723     $  684
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

         At March 31, 2000, the Bank had an allowance for loan losses of $1.6 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                   Year Ended March 31,
                                               ----------------------------
                                                1998       1999       2000
                                               ------     ------     ------
                                                  (Dollars in Thousands)

        Allowance at beginning of year         $  974     $1,120     $1,361

        Provision for loan losses(1)              200        296        287

        Recoveries                                 --          1         --

        Charge-offs:
        Real estate loans:
           Residential                             --         21          3
           Construction                            51         --         --
           Agricultural                            --         --         --
           Commercial                              --         --         --
        Commercial non-real estate                 --         --         --
        Consumer and other loans                    3         35         41
                                               ------     ------     ------
        Total charge-offs                          54         56         44
                                               ------     ------     ------
        Net charge-offs                            54         55         44
                                               ------     ------     ------
        Balance at end of year                 $1,120     $1,361     $1,604
                                               ======     ======     ======

        Allowance for loan losses as a
           percent of total loans receivable     0.73%      0.76%      0.83%
        Net charge-offs to average
        outstanding loans                        0.04%      0.04%      0.02%

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Comparison of Operating Results for the Years Ended March 31, 1999 and 2000 -- Provisions for Loan Losses" for a discussion of the factors responsible for changes in the Bank's provision for loan losses between the years.

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

                                                              At March 31,
                                  ---------------------------------------------------------------
                                        1998                   1999                   2000
                                  -----------------      -----------------      -----------------
                                                       (Dollars in Thousands)
                                           % of Loans             % of Loans             % of Loans
                                           in Category            in Category            in Category
                                            to Total               to Total               to Total
                                  Amount     Loans       Amount     Loans       Amount     Loans
                                  ------     ------      ------     ------      ------     ------
Real estate loans:
   Residential                    $  367      57.06%     $  288      46.54%     $  273      17.01%
   Construction                      181       5.17         217       5.19         119       7.42
   Agricultural                      202       9.47         252       9.05         290      18.08
   Commercial                        310      18.84         527      28.62         655      40.84
Consumer and other loans              60       9.46          77      10.60         267      16.65
                                  ------     ------      ------     ------      ------     ------
Total allowance for loan losses   $1,120     100.00%     $1,361     100.00%     $1,604     100.00%
                                  ======     ======      ======     ======      ======     ======

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

         Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity. The unrealized gains and losses are also reported as a separate component of the Statement of Other Comprehensive Income.

         The Chief Executive Officer and the Chief Financial Officer determine appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's investment policies generally limit investments to FHLB obligations, certificates of deposit, U.S. Government and agency securities, municipal bonds rated AAA, mortgage-backed securities and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high-risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

         Investment securities are purchased primarily for managing liquidity. Generally, the Bank purchases mortgage-backed securities only during times of reduced loan demand. The Bank's investments are mostly long term, insured Bank Qualified State of Idaho Municipal Bonds. Most of the MBS are longer-term FHLMC and FNMA back securities.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the years indicated.

                                                              At March 31,
                                    ----------------------------------------------------------------
                                                         (Dollars in Thousands)
                                           1998                  1999                  2000
                                    --------------------  --------------------  --------------------
                                    Carrying  Percent of  Carrying  Percent of  Carrying  Percent of
                                     Value    Portfolio    Value    Portfolio    Value    Portfolio
                                    --------  ----------  --------  ----------  --------  ----------
AVAILABLE-FOR-SALE:
 Investment securities              $  2,654    16.09%    $  6,536    32.50%    $ 11,335    34.81%
 Mortgage-backed securities            7,970    48.32       10,135    50.40       18,741    57.56
                                    --------   ------     --------   ------     --------   ------
 Total available-for-sale             10,624    64.41       16,671    82.90       30,076    92.37

 HELD-TO-MATURITY:
 Investment securities                 2,449    14.85          700     3.48           --       --
 Mortgage-backed securities            3,420    20.74        2,739    13.62        2,484     7.63
                                    --------   ------     --------   ------     --------   ------
 Total held-to-maturity                5,869    35.59        3,439    17.10        2,484     7.63
                                    --------   ------     --------   ------     --------   ------

 Total                              $ 16,493   100.00%    $ 20,110   100.00%    $ 32,560   100.00%
                                    ========   ======     ========   ======     ========   ======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 2000.

                                             Over             Over
                        Less Than           One to           Five to           Over Ten
                         One Year         Five Years        Ten Years            Years
                      --------------    --------------    --------------    ---------------
                                            (Dollars in Thousands)

                      Amount   Yield    Amount   Yield    Amount   Yield     Amount   Yield
                      ------   -----    ------   -----    ------   -----    -------   -----
Investment
 Securities           $   --      --%   $   --      --%   $  272    6.91%   $11,063    7.78%
Mortgage-backed
 Securities               --      --        --      --        --      --     21,225    6.67
                      ------   -----    ------   -----    ------   -----    -------   -----
Total                 $   --      --%   $   --      --%   $  272    6.91%   $32,288    7.06%
                      ======   =====    ======   =====    ======   =====    =======   =====

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle are used to compensate for reductions in the availability of funds from other sources. The Company also maintains additional credit facilities with First Security Bank, and the Federal Reserve Bank of San Francisco.

         DEPOSIT ACCOUNTS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of Idaho and Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit, although the Bank has in the past accepted brokered certificates of deposit. At March 31, 2000, the Bank had no brokered deposits. At March 31, 2000, certificates of deposit that are scheduled to mature in less than one year totaled $59.3 million. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         The following table sets forth information concerning the Bank's deposits at March 31, 2000.

   Weighted
    Average                                                        Percentage
   Interest      Checking and                Minimum                of Total
     Rate      Savings Deposits              Amount     Balance     Deposits
   --------    ----------------              -------    -------    ----------
                      (In Thousands, except minimum amount)

     0.75%    NOW                            $   --     $ 33,986      23.45%
     4.36     Money Market Deposit               --       17,501      12.08
     2.00     Passbook                           --       14,245       9.83
                                                        --------     ------
                   Total Checking & Passbook              65,732      45.36

              CERTIFICATES OF DEPOSIT
     4.31     7 days to 179 days              2,500        7,843       5.41
     5.05     6 months to less than 1 year    2,500        9,122       6.30
     5.12     1 year to less than 2 years     2,500        6,414       4.43
     5.33     2 years to less than 3 years    2,500        8,317       5.74
              New 2 years to 5 years-                                  3.64
     5.38     Add on                            500        5,276
     5.38     3 years to less than 4 years    2,500        1,627       1.12
     5.48     4 years to less than 5 years    2,500        1,002       0.69
     5.55     5 years to less than 10 years   2,500        4,877       3.37
     4.69     IRA Variable                      500          790       0.55
     5.60     Special, Less than 1 year      10,000       14,813      10.22
              Special, 1 year to less
     5.53     than 2 years                   10,000       14,656      10.11
              Special, 2 years to less
     6.01     than 3 years                   10,000        4,438       3.06
                                                        --------     ------

                 Total Certificates of Deposit            79,175      54.64
                                                        --------     ------

                              Total Deposits            $144,907     100.00%
                                                        ========     ======

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2000. Jumbo certificates of deposit are certificates in amounts of more than $100,000.

        Maturity Period                          Amount
        ---------------                         -------
                                             (In Thousands)
        Three months or less                    $ 4,935
        Over three through six months             3,626
        Over six through 12 months                2,167
        Over 12 months                            3,316
                                                -------

        Total jumbo certificates of deposit     $14,044
                                                =======

         DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the years indicated.

                                                                     At March 31,
                                 ------------------------------------------------------------------------------------
                                        1998                      1999                             2000
                                 -----------------    ------------------------------   ------------------------------
                                           Percent              Percent                          Percent
                                             of                   of       Increase                of       Increase
                                  Amount    Total      Amount    Total    (Decrease)    Amount    Total    (Decrease)
                                 --------   ------    --------   ------   ----------   --------   ------   ----------
                                                                 (Dollars in Thousands)
NOW accounts                     $ 19,389    16.93%   $ 29,277    21.97%   $  9,888    $ 33,986    23.45%   $  4,709
Passbook accounts                  13,418    11.72      14,958    11.22       1,540      17,501    12.08       2,543
Money market deposit
  Accounts                          9,078     7.93      10,240     7.68       1,162      14,245     9.83       4,005
Fixed-rate certificates
  which mature:
     Within 1 year                 52,836    46.15      51,365    38.54      (1,471)     59,323    40.94       7,958
     After 1 year, but within
     2 years                       13,111    11.45      21,838    16.39       8,727       8,723     6.02     (13,115)
     After 2 years, but within
     5 years                        6,626     5.79       5,386     4.04      (1,240)     10,410     7.18       5,024
     Certificates maturing
       thereafter                      37     0.03         214     0.16         177         719     0.50         505
                                 --------   ------    --------   ------    --------    --------   ------    --------
Total                            $114,495   100.00%   $133,278   100.00%   $ 18,783    $144,907   100.00%   $ 11,629
                                 ========   ======    ========   ======    ========    ========   ======    ========

         TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Bank categorized by rates for the years indicated.

                                                   At March 31,
                                    ----------------------------------------
                                     1998            1999             2000
                                    -------         -------          -------
                                                (In Thousands)
   2.0 - 2.99%                      $    --         $   689          $   564
   3.0 - 3.99%                        1,001          10,758               88
   4.0 - 4.99%                        7,995          17,314           19,650
   5.0 - 5.99%                       55,992          45,354           48,655
   6.0 - 6.99%                        6,638           3,794            9,847
   7.0 - 7.99%                          483             402              337
   8.0 - 8.99%                           49              47               34
   9% and over                          452             445               --
                                    -------         -------          -------
   Total                            $72,610         $78,803          $79,175
                                    =======         =======          =======

The following table sets forth the amount and maturities of time deposits at March 31, 2000.

                                               Amount Due
                 ----------------------------------------------------------------------
                                                                             Percent
                             After     After     After                       of Total
                 Less Than   1 to 2    2 to 3    3 to 4    After            Certificate
                 One Year    Years     Years     Years    4 Years    Total   Accounts
                 ---------  -------   -------   -------   -------   ------- -----------
                                       (Dollars in Thousands)
2.0 - 2.99%       $    40   $   135   $     4   $    33   $   352   $   564     0.71%
3.0 - 3.99%            --        --        --        --        88        88     0.11
4.0 -4.99%         19,323       282         8        --        37    19,650    24.82
5.0 - 5.99%        33,365     7,651     3,692     2,152     1,795    48,655    61.45
6.0 - 6.99%         6,505       655     2,201       233       253     9,847    12.44
7.0 - 7.99%            89        --        62       173        13       337     0.43
8.0 - 8.99%            --        --        24        10        --        34     0.04
9% and over            --        --        --        --        --        --       --
                  -------   -------   -------   -------   -------   -------   ------
Total             $59,322   $ 8,723   $ 5,991   $ 2,601   $ 2,538   $79,175   100.00%
                  =======   =======   =======   =======   =======   =======   ======


         DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Bank for the years indicated.

                                              Year Ended March 31,
                                     ------------------------------------
                                       1998          1999          2000
                                     --------      --------      --------
                                               (In Thousands)

Beginning balance                    $107,596      $114,495      $133,278
                                     --------      --------      --------
Net increase
  before interest credited              3,396        13,864         6,189
Interest credited                       3,503         4,919         5,440
                                     --------      --------      --------
Net increase
  in savings deposits                   6,899        18,783        11,629
                                     --------      --------      --------

Ending balance                       $114,495      $133,278      $144,907
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

         The following tables set forth certain information regarding borrowings by the Bank for the years indicated:

                                                              At or For the
                                                          Year Ended March 31,
                                                  ----------------------------------
                                                    1998         1999          2000
                                                  -------      -------       -------
                                                        (Dollars in Thousands)
Maximum amount of FHLB advances outstanding
  At any month end during the year                $39,323      $47,227       $74,578
Approximate average FHLB advances
  Outstanding during the year                      32,566       41,107        54,242
Balance of FHLB advances outstanding
  at end of year                                   35,656       42,027        74,578
Weighted average rate paid on
  FHLB advances at end of year                       5.84%        5.51%         6.05%
Approximate weighted average rate paid on
  FHLB advances during the year                      6.26%        5.72%         5.59%


                                                              Five Years
                                                One Year to    to Less     Greater
                                    Less than    Less than    than Ten     than Ten
                                    One Year     Five Years     Years        Years
                                    ---------   -----------   ----------   --------
Maturities of advances from FHLB    $63,964       $ 9,243      $    --     $ 1,371
Percentage of total advances          85.77%        12.39%          --%       1.84%


         The Company also maintains additional credit facilities with First Security Bank, available funds totaling $7.0 million and the Federal Reserve Bank of San Francisco with available funds totaling $13.1 million. There were no outstanding advances under these facilities at March 31, 2000.

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

SUBSIDIARY ACTIVITIES

         The Bank has one subsidiary, Tri-Star Financial who sells life insurance and tax deferred annuities on an agency basis. At March 31, 2000, the Bank's equity investment in its subsidiary was $47,000.

PERSONNEL

         As of March 31, 2000, the Bank had 102 full-time and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

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

         DEPOSIT INSURANCE The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. The Bank's accounts are each insured by the Bank Insurance Fund to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 1999, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, the Bank is qualified for the lowest rate on its deposits for 1999.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

         Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits will be assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2000, the annualized rate was 2.1 cents per $100 of insured deposits.

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

         PROMPT CORRECTIVE ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a Tier I leverage capital ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

         At March 31, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The

Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         CAPITAL REQUIREMENTS. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated their leverage ratio to be 10.0% as of March 31, 2000.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated their total risk-based ratio to be 13.1% respectively, as of March 31, 2000, and their Tier 1 risk-based capital ratio to be 13.4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

         Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measure, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

         Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

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

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2000, the Bank had a Tier 1 capital to average assets ratio of 10.0%, a Tier 1 capital to risk-weighted assets ratio of 13.4%, and a Total capital to risk-weighted assets ratio of 13.1%.

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

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2000, the Bank held stock in the FHLB of Seattle in the amount of $4.0 million and had advances totaling $74.6 million, which mature in 2000 through 2020 at interest rates ranging from 5.08% to 6.66%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2000, the Banks deposit with the Federal Reserve Bank and vault cash exceeded their respective reserve requirements.

         AFFILIATE TRANSACTIONS. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company, generally limiting such transactions with the Company to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

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

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

         HOLDING COMPANY ACQUISITIONS. The Home Owners Loan Act ("HOLA") and OTS regulations issued thereunder, generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

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

         QUALIFIED THRIFT LENDER TEST. The HOLA provides that any savings and loan holding company that controls a savings association that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 2000, the Bank was in compliance with the QTL test.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Bank operates eight full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and Clarkston and Liberty Lake, Washington. The Company owns the Lewiston, Lewiston Orchards, Moscow, Grangeville, and Coeur d'Alene facilities, leases the Clarkston building on a month-to-month tenancy for three years which began July 1, 1997, and leases the in-store location of the Post Falls branch on a month-to-month tenancy with Tidyman's which began March 1, 1999. In November 1999, the Bank opened the newly constructed Liberty Lake branch, which is located on leased land. The lease is a ten-year lease. The Bank also operates one loan production office in Coeur d'Alene, Idaho, which is located in the same facility as its full-service office, and one loan production office in Lewiston, Idaho, which is a leased building adjacent to the Lewiston facilities. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 2000, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $6.2 million. The Company believes that its existing facilities are adequate for the current level of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded on the Nasdaq National Market under the symbol FBNW. The table below reflects the high and low closing and sales prices of the common stock and cash dividends paid per share for the last three fiscal years. The common stock began trading on July 2, 1997. At March 31, 2000 there were 318 record holders of common stock of the Company.

        2000               High           Low        Dividends     Book Value*
   --------------        -------        -------      ---------     -----------
   First Quarter         $20.375        $13.000        $0.09         $16.35
   Second Quarter         15.125         13.000         0.09          16.63
   Third Quarter          13.750         11.875         0.09          16.90
   Fourth Quarter         13.000          8.500         0.09          17.30


        1999
   --------------
   First Quarter          23.500         19.500         0.08          16.53
   Second Quarter         24.000         13.750         0.08          16.24
   Third Quarter          17.375         12.688         0.09          16.36
   Fourth Quarter         18.000         14.000         0.09          16.29

* Book value is computed using actual shares outstanding, including undisbursed MRDP shares.

         The payment of dividends on the common stock is subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Bank. Accordingly, there can be no present assurance that any dividends will be paid. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, since the Company has no significant source of income other than dividends from the Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company depends in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company is subject to regulatory restriction under Federal Reserve policy as well as to limitation under applicable provisions of Washington corporate law.

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

         Management's discussion and analysis of financial condition and results of operations and other portions of this annual report contain certain "forward-looking statement" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor": provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect the results include interest rate trends, the general economic climate in the company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

         The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. Additional expenses that will be incurred in fiscal 2001 include those related to the implementation of a new internet banking program, addition of a loan officer at the Liberty Lake branch, a new location to better suit the Clarkston branch, remodel of the downtown Lewiston branch and conversion to Windows 2000. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

OPERATING STRATEGY

         The Company's primary goal has been to improve the Company's profitability while maintaining a sound capital position. To accomplish this goal, the Company has employed an operating strategy that includes: (1) originating for its portfolio, residential mortgage loans, primarily with adjustable rates or with fixed rates with terms of 15 years or less, secured by properties located in its primary market area; (2) enhancing net income and controlling interest rate risk by originating fixed-rate residential mortgage loans for sale in the secondary market, as market conditions permit, as a means of generating current income through the recognition of cash gains on loan sales and loan servicing fees; (3) increasing its average yield on interest-earning assets by originating for portfolio higher-yielding construction, commercial real estate and agricultural real estate loans; and (4) controlling asset growth to a level sustainable by the Company's capital position. The Company has adopted a community banking strategy pursuant to which it will expand the products and services it offers within its primary market area in order to improve market share and increase the average yield of its interest-earning assets. Specifically, the Company intends to continue to expand its agricultural real estate and commercial real estate lending activities. The Company also intends to pursue the expansion of its non-mortgage lending activities by increasing its emphasis on originating agricultural operating loans and commercial business loans. These loans afford the Company the opportunity to achieve higher interest rates with shorter terms to maturity than residential mortgage loans but involve greater credit risk. As part of this strategy, the Company restructured its Senior Management to improve lending efficiencies. Terry Otte was named Senior Vice President, Chief Operating Officer and Donn Durgan was named Senior Vice President, Chief Lending Officer. The commercial banking segment of the Bank continues to strengthen its presence by adding experienced loan officers in the Moscow, Coeur d'Alene and Liberty Lake branches. There can be no assurances that the Company will be successful in its efforts to increase its originations of these types of loans. Management anticipates that the Company will incur significant other expenses in connection with the implementation and maintenance of its online banking programs, and as various programs and services, such as its commercial real estate and business lending operations, are expanded. These expenses could reduce earnings for a period of time while income from new programs and services increases to a level sufficient to cover the additional expenses.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND MARCH 31, 2000

         Total assets increased $41.1 million, or 19.9%, from $206.8 million at March 31, 1999 to $247.9 million at March 31, 2000. The growth in assets is primarily attributable to an increase in loans receivable, investment securities and mortgage-backed securities. The growth in assets resulted primarily due to the increased deposits and FHLB advances. Net loans receivable increased from $165.6 million at March 31, 1999 to $187.7 million at March 31, 2000. The mix of loans has changed reflecting the Company's community banking strategy. In real estate loans, residential mortgage loans decreased from 39.8% to 39.1% of total loans, construction loans decreased from 5.2% to 2.1%, agricultural loans decreased from 9.0% to 8.2% and commercial real estate loans decreased from 13.1% in fiscal 1999 to 12.9% in fiscal 2000. In non-real estate loans, home equity lines increased from 10.1% to 12.4%, agricultural operating lines increased from 2.4% to 4.0%, commercial business loans increased from 15.6% to 17.0% and other consumer loans decreased from 4.8% to 4.3%, respectively, between these periods. During the year ended March 31, 2000, the Company retained for its portfolio fixed-rate mortgage loans with terms of 15 years or less totaling $840,000. Cash and cash equivalents increased from $8.5 million to $12.5 million and investment securities increased from $7.2 million to $11.3 million. Mortgage-backed securities increased from $12.9 million to $21.2 million, due to a portion of FHLB advances being invested in collateralized mortgage obligations.

         Total liabilities increased from $179.0 million at March 31, 1999 to $222.0 million at March 31, 2000. Deposits increased $11.6 million from $133.3 million at March 31, 1999 to $144.9 million at March 31, 2000. Of the $11.6 million increase, $6.2 million was in money market accounts and $4.7 million was in core deposit accounts. Presently 44.7% of checking accounts are non-interest bearing. FHLB advances increased from $42.0 million at March 31, 1999 to $74.6 million at March 31, 2000. These advances were used to fund investment and loan growth.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1999 AND 2000

         GENERAL. Net income decreased $327,000, from $2.0 million ($1.16 per share - basic, $1.13 per share -diluted) for the year ended March 31, 1999 to $1.7 million ($1.11 per share - basic, $1.06 per share - diluted) for the year ended March 31, 2000. The Company experienced an increase in net interest income in fiscal 2000 compared to fiscal 1999. However, these increases were partially offset by a decrease in non-interest income and an increase in non-interest expense. The non-interest expenses included opening a new branch office, expanding staff, and offering new services.

         NET INTEREST INCOME. Net interest income increased $804,000, or 10.4%, from $7.7 million for the year ended March 31, 1999 to $8.5 million for the year ended March 31, 2000. The most significant portion of this increase was a result of decreasing cost of funds greater than the small decline in loan yields. The Company's interest rate spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities decreased from 3.88% for fiscal 1999 to 3.84% for fiscal 2000.

         Total interest income increased $2.0 million from $15.0 million for the year ended March 31, 1999 to $17.0 million for the year ended March 31, 2000. Interest income on loans receivable increased $1.6 million, or 12.3%, from $13.3 million for fiscal 1999 to $14.9 million for fiscal 2000. The increase was the result of a larger average balance of loans in fiscal 2000. Interest income on mortgage-backed and related securities increased $358,000 from fiscal 1999 to fiscal 2000 primarily as a result of a larger average balance of mortgage-backed securities in fiscal 2000. Interest income on additional investment securities increased $160,000, from fiscal 1999 to fiscal 2000 as a result of purchasing additional Bank Qualified Idaho Municipal Bonds, which increased the average balance.

         Interest expense increased by $1.2 million, from $7.2 million for the year ended March 31, 1999 to $8.4 million for the year ended March 31, 2000. Interest expense on deposits increased $511,000, or 10.5%, from fiscal 1999 to fiscal 2000. The average balance of deposits increased from fiscal 1999 to fiscal 2000 and the average rate paid on deposits decreased. Interest expense on FHLB advances increased $703,000 from $2.4 million in fiscal 1999 to $3.1 million in fiscal 2000 as a result of a larger average balance of outstanding borrowings in fiscal 2000.

         The net interest margin decreased 21 basis points from 4.36% in fiscal 1999 to 4.15% in fiscal 2000. This decrease was due to the yields realized on assets decreasing more quickly than costs paid on deposits. The Bank also held a greater volume of non-earning assets in fiscal 2000 compared to the previous year.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $287,000 for the year ended March 31, 2000 compared to $296,000 for the year ended March 31, 1999. Management continues to increase the allowance for loan losses as a result of the growth experienced in the loan portfolio, specifically the growth of commercial, agricultural, and consumer loans, which generally are riskier than residential mortgage loans. The Company's allowance for loan losses was $1.6 million or 0.85% of total loans receivable, at March 31, 2000, compared to $1.4 million, or 0.82% of total loans receivable, at March 31, 1999. Net loan charge-offs decreased from $55,000 during fiscal 1999 to $43,000 during fiscal 2000, 0.03% of average outstanding loans for the year.

         NON-INTEREST INCOME. Total non-interest income decreased $680,000, or 21.9%, from fiscal 1999 to fiscal 2000. Income on gain on sales of loans decreased $611,000, or 36.7%, from fiscal 2000 to fiscal 1999 because of lower volume of sold loans that were originated during the year. Service fees and charges decreased $28,000, commissions decreased $41,000, and in the third quarter fiscal 2000 an REO was sold at a gain.

         NON-INTEREST EXPENSE. Total non-interest expense increased $565,000, or 7.4%, from $7.6 million for the year ended March 31, 1999 to $8.2 million for the year ended March 31, 2000. Compensation and related benefits increased $388,000, or 9.1%, from fiscal 1999 to fiscal 2000. This increase correlates to the branch expansions in Liberty Lake and Post Falls, a new commercial loan officer, a new employee in the merchant Visa department as well as five new tellers throughout the Bank. The Management Recognition and Development Plan, which was implemented in September 1998, increased compensation expense, as twelve months of expenses from the plan were recognized in fiscal 2000, where only seven months were recognized in fiscal 1999. Occupancy expenses increased $258,000, or 29.5%, caused by lease payments for the Liberty Lake and Post Falls branches, the new Liberty Lake building and a new computer system. Professional fees increased $71,000 between the periods due to increased auditing expenses as a result of planned regulatory compliance efforts. Data processing expenses decreased $150,000, or 31.1% reflecting the change from the Electronic Data Systems service bureau to an in-house computer system. These increases were primarily the result of the increased level of operations in 2000 undertaken by the Company. All other non-interest expenses remained consistent between fiscal 1999 and 2000.

         INCOME TAXES. Income taxes were $818,000 for the year ended March 31, 2000 compared with $923,000 for the year ended March 31, 1999. The decrease in the effective income tax rate was due to an increase in fiscal 2000 tax exempt interest income.

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

                                                                          Years Ended March 31,
                                   ------------------------------------------------------------------------------------------------
                                               1998                              1999                                 2000
                                   -----------------------------    -------------------------------  ------------------------------
                                              Interest   Average               Interest    Average              Interest   Average
                                   Average      and       Yield/    Average      and        Yield/   Average      and       Yield/
                                   Balance    Dividends    Cost     Balance    Dividends     Cost    Balance    Dividends    Cost
                                   --------   ---------  -------    --------   ---------   -------   --------   ---------  -------
                                                                       (Dollars in Thousands)
Interest-earning assets(1):
Loans receivable                   $133,294   $ 11,695     8.82%    $155,860   $ 13,315      8.64%   $177,345   $ 14,948     8.48%
Mortgage-backed securities            9,589        613     6.39       11,111        623      5.61      15,874        981     6.18
Investment securities                 5,164        292     6.33        6,816        302      6.22       8,437        461     7.41
Other earning assets                 10,005        721     7.21        9,972        721      7.23      10,482        588     5.61
                                   --------   --------              --------   --------              --------   --------
Total interest-earning assets       158,052     13,321     8.49      183,759     14,961      8.29     212,138     16,978     8.13

Non-interest-earning assets           9,011                           13,067                           14,561
                                   --------                         --------                         --------

Total assets                       $167,063                         $196,826                          226,699
                                   ========                         ========                         ========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts                 $ 38,245        890     2.33     $ 46,749        877      1.88    $ 62,230      1,258     2.02
Certificates of deposit              70,743      3,769     5.33       76,107      3,993      5.25      80,039      4,123     5.15
                                   --------   --------              --------   --------              --------   --------
Total deposits                      108,988      4,659     4.27      122,856      4,870      3.96     142,269      5,381     3.78

Advances from FHLB                   30,560      1,914     6.26       41,107      2,353      5.72      54,242      3,055     5.63
                                   --------   --------              --------   --------              --------   --------
Total interest-bearing
    Liabilities                     139,548      6,573     4.71      163,963      7,223      4.41     196,511      8,436     4.29
                                              --------                         --------                         --------
Non-interest-bearing
    Liabilities                       3,067                            3,574                            3,393
                                   --------                         --------                         --------
Total liabilities                   142,615                          167,537                          199,904
                                   --------                         --------                         --------
Total stockholder's equity           24,448                           29,289                           26,795
                                   --------                         --------                         --------

Total liabilities and
   total stockholders' equity      $167,063                         $196,826                         $226,699
                                   ========                         ========                         ========

Net interest income                           $  6,748                         $  7,738                         $  8,542
                                              ========                         ========                         ========

Interest rate spread                                       3.78%                             3.88%                           3.84%
                                                           ====                              ====                            ====

Net interest margin                               4.27%                            4.36%                            4.15%
                                              ========                         ========                         ========

Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                 113.26%                          112.07%                          107.95%
                                              ========                         ========                         ========

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

                                          Year Ended March 31, 1999                   Year Ended March 31, 2000
                                           Compared to Year Ended                      Compared to Year Ended
                                               March 31, 1998                              March 31, 1999
                                               --------------                              --------------
                                             Increase (Decrease)                         Increase (Decrease)
                                                   Due to                                      Due To
                                   ----------------------------------------    ----------------------------------------
                                                         Rate/                                       Rate/
                                    Rate      Volume     Volume       Net       Rate      Volume     Volume       Net
                                   -------    -------    -------    -------    -------    -------    -------    -------
                                                                      (In Thousands)
Interest-earning assets:
Loans receivable(1)                $  (308)   $ 1,980    $   (52)   $ 1,620    $  (178)   $ 1,835    $   (25)   $ 1,633
Mortgage-backed securities             (75)        97        (12)        10         64        267         27        358
Investment securities                  (63)        93        (20)        10         70         72         17        159
Other earning assets                     2         (2)        --         --       (162)        37         (8)      (133)
                                   -------    -------    -------    -------    -------    -------    -------    -------
Total net change in income
 on interest-earning assets           (444)     2,168        (84)     1,640       (205)     2,211         11      2,017
                                   -------    -------    -------    -------    -------    -------    -------    -------
Interest-bearing liabilities:
 Passbook, NOW and money
   market accounts                    (173)       198        (38)       (13)        68        290         23        381
Certificates of deposit                (57)       285         (4)       224        (73)       206         (4)       130
FHLB advances                         (165)       661        (57)       439       (223)       770        (35)       511
                                   -------    -------    -------    -------    -------    -------    -------    -------
Total net change in expense
 on interest-bearing liabilities      (395)     1,144        (99)       650       (228)     1,266        (16)     1,022
                                   -------    -------    -------    -------    -------    -------    -------    -------
Net increase (decrease) in net
 interest income                   $   (49)   $ 1,024    $    15    $   990    $    22    $   945    $    28    $   995
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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance-sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of March 31, 2000 as compared to the 10.00% Board approved policy limit.

                                 -200 BP          FLAT           +200 BP
                                 -------          ----           -------
                                         (Dollars in Thousands)
Year 1 NII                       $ 9,340        $ 9,160          $ 8,820
NII $ Change                         180             --             (340)
NII % Change                        1.97%            --            -3.71%

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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000, cash and cash equivalents totaled $12.5 million, or 5.0% of total assets In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $74.6 million at March 31, 2000. The Company also maintains additional credit facilities with First Security Bank, available funds totaling $7.0 million and the Federal Reserve Bank of San Francisco with available funds totaling $13.1 million. There were no outstanding advances under these facilities at March 31, 2000.

         The primary investing activity of the Company is the origination of mortgage loans. During the years ended March 31, 1999 and 2000, the Company originated loans in the amounts of $165.6 million and $136.0 million, respectively. At March 31, 2000, the Company had loan commitments totaling $20.3 million, undisbursed lines of credit totaling $15.8 million, credit card available balances of $1.7 million and undisbursed loans in process totaling $3.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2000 totaled $59.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of March 31, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and total capital to risk-weighted assets of 10.0%, 13.4%, and 13.1%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- State Regulation and Supervision" and "-- Capital Requirements."

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. The Company is currently evaluating the financial statement impact of adopting SFAS No. 133.

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

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference under the caption "Consolidated Financial Statements" in the 2000 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information concerning the Company's directors required by this
Item is incorporated by reference from the information set forth under the caption "Proposal 1 - Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held on July 19, 2000 (the "2000 Proxy Statement").

         The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the 2000 Proxy Statement.

                   EXECUTIVE OFFICERS OF THE COMPANY AND BANK

                       Age at
                       March 31,        Position
Name                   2000             Company                         Bank
----                   ---------        --------                        ----
Clyde E. Conklin          49        President and Chief           Chief Executive Officer
                                    Executive Officer

Larry K. Moxley           49        Executive Vice President,     Chief Financial Officer and
                                    Chief Financial Officer and   Secretary/Treasurer
                                    Corporate Secretary

Terence A. Otte           43        --                            Senior Vice President,
                                                                  Chief Operating Officer

Donn L. Durgan            46        --                            Senior Vice President,
                                                                  Chief Lending Officer

BIOGRAPHICAL INFORMATION

         CLYDE E. CONKLIN, who joined the Bank in 1987, has served as the Chief Executive Officer of the Bank since February 1996. From September 1994 to February 1996, Mr. Conklin served as Senior Vice President - Lending. In 1993, Mr. Conklin became Vice President - Lending. Prior to that time, Mr. Conklin served as the Agricultural Lending Manager.

         LARRY K. MOXLEY, who joined the Bank in 1973, currently serves as Chief Financial Officer of the Bank, a position he has held since February 1996. Mr. Moxley served as Senior Vice President - Finance from 1993 to February 1996 and as Vice President - Finance from 1984 to 1993.

         TERENCE A. OTTE joined the Bank in June 1989 as an Agricultural Loan Officer, and currently serves as Vice President, Chief Operating Officer. From 1991 to 1994, he served as manager of the Bank's Moscow, Idaho branch. In 1994 he became Vice President-Lending and Agricultural Lending Manager and in 1996 became Vice President, Agricultural and Consumer Lending and Compliance Officer.

         DONN L. DURGAN, who joined the Bank in February 1996, currently serves as Vice President, Chief Lending Officer. Prior to that time, Mr. Durgan was employed by First Security Bank for 11 years in various positions in commercial and residential real estate lending.

ITEM 10. EXECUTIVE COMPENSATION

         The information provided by this Item is incorporated by reference to the information under the captions "Directors' Compensation" and "Executive Compensation" in the 2000 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 2000 Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3.1   Articles of Incorporation of the Registrant
               3.2   Bylaws of the Registrant
               10.1  Employment Agreement between FirstBank Northwest, FirstBank
                     Corp. and Clyde E. Conklin
               10.2  Employment Agreement between FirstBank Northwest, FirstBank
                     Corp. and Larry K. Moxley*
               10.3  Salary Continuation Agreement between First Federal Bank of
                     Idaho F.S.B. and Clyde E. Conklin*
               10.4  Salary Continuation Agreement between First Federal Bank of
                     Idaho, F.S.B. and Larry K. Moxley*
               21    Subsidiaries of the Registrant
               27    Financial Data Schedule

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395).

      (b)   Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTBANK CORP.


Date:  June 16, 2000                   By: /s/ CLYDE E. CONKLIN
                                           -------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                       DATE
----------                                  -----                       ----


/s/ CLYDE E. CONKLIN                   President, Chief            June 16, 2000
-------------------------------------  Executive Officer and
Clyde E. Conklin                       Director (Principal)
                                       Executive Officer)

/s/ LARRY K. MOXLEY                    Chief Financial Officer     June 16, 2000
-------------------------------------  and Director (Principal)
Larry K. Moxley                        Financial Officer)

/s/ CYNTHIA M. MOORE                   Controller                  June 16, 2000
-------------------------------------  (Principal Accounting
Cynthia M. Moore                       Officer)

/s/ WILLIAM J. LARSON                  Director                    June 16, 2000
-------------------------------------
William J. Larson

/s/ STEVE R. COX                       Director                    June 16, 2000
-------------------------------------
Steve R. Cox

/s/ ROBERT S. COLEMAN, SR.             Director                    June 16, 2000
-------------------------------------
Robert S. Coleman, Sr.

/s/ JAMES N. MARKER                    Director                    June 16, 2000
-------------------------------------
James N. Marker

/s/ W. DEAN JURGENS                    Director                    June 16, 2000
-------------------------------------
W. Dean Jurgens