Form 10KSB40/A
period 2000-03-31
FIRSTBANK CORP/ID
filed 2000-06-28
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2000

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-22435

                             FIRSTBANK NW CORP.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Washington                                 84-1389562
----------------------------------------------         ----------------
 (State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                         I.D. Number)

920 Main Street, Lewiston, Idaho                              83501
----------------------------------------------         ----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (208) 746-9610
                                                       ----------------
Securities registered pursuant to Section 12(b)
 of the Act:                                                 None
                                                       ----------------
Securities registered pursuant to Section 12(g)
 of the Act:                           Common Stock, par value $.01 per share
                                       --------------------------------------
                                                   (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  X      NO
                   ---        ---
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                ---
     The Registrant's revenues for the year ended March 31, 2000 were $19.4 million.

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

     As of June 15, 2000, there were 1,495,159 shares outstanding of the Registrant's common stock.

     Transitional Small Business Disclosure format (check one):
 Yes  X     NO
     ---       ---

                 DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on July 19, 2000 are incorporated by reference into Part II of the Form 10-KSB.

     The Registrant hereby amends Part II, Item 13 of its Annual Report for the fiscal year ended March 31, 2000 as follows:

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

     (a)  Exhibits

          3.1  Articles of Incorporation of the Registrant
          3.2  Bylaws of the Registrant
         10.1  Employment Agreement between FirstBank Northwest, FirstBank
               Corp. and Clyde E. Conklin*
         10.2  Employment Agreement between FirstBank Northwest, FirstBank
               Corp. and Larry K. Moxley**
         10.3  Salary Continuation Agreement between First Federal Bank of
               Idaho F.S.B. and Clyde E. Conklin**
         10.4  Salary Continuation Agreement between First Federal Bank of
               Idaho, F.S.B. and Larry K. Moxley**
          21   Subsidiaries of the Registrant*
          27   Financial Data Schedule*

-------------------
* Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000 (File No. 0-22435).
** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395).

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTBANK NW CORP.


Date:  June 28, 2000          By:  /s/ Larry K. Moxley
                                   ---------------------------------
                                   Larry K. Moxley
                                   Chief Financial Officer

                                Exhibit 3.1

                Articles of Incorporation of the Registrant

                         ARTICLES OF INCORPORATION
                                    OF
                            FIRSTBANK NW CORP.


     Pursuant to the provisions of Title 23B of the Revised Code of Washington ("RCW") (the Washington Business Corporation Act), the following shall constitute the Articles of Incorporation of FirstBank NW Corp., a Washington corporation:

     ARTICLE I. Name. The name of the corporation is FirstBank NW Corp. (the "corporation").

     ARTICLE II.    Duration.  The duration of the corporation is perpetual.

     ARTICLE III. Purpose and Powers. The nature of the business and the objects and purposes to be transacted, promoted or carried on by the corporation are to engage in the activities of a bank holding company and in any other lawful act or business for which corporations may be organized under the Washington Business Corporation Act (as now in existence or as may hereafter be amended, the "WBCA").

     ARTICLE IV.    Capital Stock.   A.  The total number of shares of all
classes of stock which the Corporation shall have authority to issue is 5,500,000 consisting of:

               1. 500,000 shares of Preferred Stock, par value one cent ($.01) per share (the "Preferred Stock"); and

               2. 5,000,000 shares of Common Stock, par value one cent ($.01) per share (the "Common Stock").

     B. The board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Washington (such certificate being hereinafter referred to as a "Preferred Stock Designation"), to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock, or of any series thereof, unless a vote of any such holders is required pursuant to the terms of any Preferred Stock Designation.

     C.   1.   Notwithstanding any other provision of these Articles, in no event shall any record owner of any outstanding common stock which is beneficially owned, directly or indirectly, by a person who, as of any record date for the determination of stockholders entitled to vote on any matter, beneficially owns in excess of 10% of the then-outstanding shares of common stock (the "Limit"), be entitled, or permitted to any vote in respect of the shares held in excess of the Limit, unless a majority of the Whole Board (as hereinafter defined) shall have by resolution granted in advance such entitlement or permission. The number of votes which may be cast by any record owner by virtue of the provisions hereof in respect of common stock beneficially owned by such person owning shares in excess of the Limit shall be a number equal to the total number of votes which a single record owner of all common stock owned by such person would be entitled to cast, multiplied by a fraction, the numerator of which is the number of shares of such class or series which are both beneficially owned by such person and owned of record by such record owner and the denominator of which is the total number of shares of common stock beneficially owned by such person owning shares in excess of the Limit. There shall be no cumulative voting by the stockholders of any class or series in the election of directors of the corporation.

          2.   The following definitions shall apply to this Section C of this
Article VII.

               (a) "Affiliate" shall have the meaning ascribed to it in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on the date of filing of this Certificate.

               (b) "Beneficial ownership" shall be determined pursuant to Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934 (or any successor rule or statutory provision), or, if said Rule 13d-3 shall be rescinded and there shall be no successor rule or provision thereto, pursuant to said Rule 13d-3 as in effect on the date of filing of this Certificate; provided, however, that a person shall, in any event, also be deemed the "beneficial owner" of any common stock:

                    (i) which such person or any of its affiliates beneficially owns, directly or indirectly; or

                    (ii) which such person or any of its affiliates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding (but shall not be deemed to be the beneficial owner of any voting shares solely by reason of an agreement, contract, or other arrangement with this Corporation to effect any transaction which is described in any one or more of subparagraphs A(1)(a) through (h) of Article XIV or upon the exercise of conversion rights, exchange rights, warrants, or options or otherwise, or (B) sole or shared voting or investment power with respect thereto pursuant to any agreement, arrangement, understanding, relationship or otherwise (but shall not be deemed to be the beneficial owner of any voting shares solely by reason of a revocable proxy granted for a particular meeting of stockholders, pursuant to a public solicitation of proxies for such meeting, with respect to shares of which neither such person nor any such affiliate is otherwise deemed the beneficial owner); or

                    (iii) which are beneficially owned, directly or indirectly, by any other person with which such first mentioned person or any of its affiliates acts as a partnership, limited partnership, syndicate or other group pursuant to any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of capital stock of this Corporation; and provided further, however, that (i) no director or officer of this Corporation (or any Affiliate of any such director or officer) shall, solely by reason of any or all of such directors of officers acting in their capacities as such, be deemed, for any purposes hereof, to beneficially own any common stock beneficially owned by any other such director or officer (or any Affiliate thereof), and (ii) neither any employee stock ownership or similar plan of this Corporation or any subsidiary of this Corporation, nor any trustee with respect thereto or any Affiliate of such trustee (solely by reason of such capacity of such trustee), shall be deemed, for any purposes hereof, to beneficially own any common stock held under any such plan. For purposes of computing the percentage beneficial ownership of common stock of a person, the outstanding common stock shall include shares deemed owned by such person through application of this subsection but shall not include any other common stock which may be issuable by this Corporation pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise. For all other purposes, the outstanding common stock shall include only common stock then outstanding and shall not include any common stock which may be issuable by this Corporation pursuant to any agreement, or upon the exercise of conversion rights, warrants or options, or otherwise.

               (c) A "person" shall mean any individual, firm, corporation, or other entity.

               (d) "Whole Board" shall mean the total number of directors which the Corporation would have if there were no vacancies on the board of directors.

          3. The board of directors shall have the power to construe and apply the provisions of this Section and to make all determinations necessary or desirable to implement such provisions, including but not limited to matters with respect to (i) the number of shares of common stock beneficially owned by any person, (ii) whether a person is an affiliate of another, (iii) whether a person has an agreement, arrangement, or understanding with another as to the matters referred to in the definition of beneficial ownership, (iv) the application of any other definition or operative provision of this Section to the given facts, or (v) any other matter relating to the applicability or effect of this Section.

          4. The board of directors shall have the right to demand that any person who is reasonably believed to beneficially own common stock in excess of the Limit (or holds of record common stock beneficially owned by any person in excess of the Limit) supply the Corporation with complete information as to
(i) the record owner(s) of all shares beneficially owned by such person who is reasonably believed to own shares in excess of the Limit, and (ii) any other factual matter relating to the applicability or effect of this section as may reasonably be required of such person.

          5. Except as otherwise provided by law or expressly provided in this Section C, the presence, in person or by proxy, of the holders of record of shares of capital stock of the Corporation entitling the holders thereof to cast a majority of the votes (after giving effect, if required, to the provisions of this Section C) entitled to be cast by the holders of shares of capital stock of the Corporation entitled to vote shall constitute a quorum at all meetings of the stockholders, and every reference in this Certificate to a majority or other proportion of capital stock (or the holders thereof) for purposes of determining any quorum requirement or any requirement for stockholder consent or approval shall be deemed to refer to such majority or other proportion of the votes (or the holders thereof) then entitled to be cast in respect of such capital stock.

          6. Any constructions, applications, or determinations made by the board of directors pursuant to this Section in good faith and on the basis of such information and assistance as was then reasonably available for such purpose shall be conclusive and binding upon the Corporation and its stockholders.

          7. In the event any provision (or portion thereof) of this Section C shall be found to be invalid, prohibited or unenforceable for any reason, the remaining provisions (or portions thereof) of this Section shall remain in full force and effect, and shall be construed as if such invalid, prohibited or unenforceable provision had been stricken herefrom or otherwise rendered inapplicable, it being the intent of this Corporation and its stockholders that each such remaining provision (or portion thereof) of this Section C remain, to the fullest extent permitted by law, applicable and enforceable as to all stockholders, including stockholders owning an amount of stock over the Limit, notwithstanding any such finding.

     ARTICLE V. Preemptive Rights. Holders of the capital stock of the corporation shall not be entitled to preemptive rights with respect to any shares of the corporation which may be issued.

     ARTICLE VI. Merger, Share Exchange, Sale of Assets and Dissolution. A merger, share exchange, sale of all or substantially all of the corporation's assets, or dissolution must be approved by the affirmative vote of holders of a majority of the outstanding shares entitled to vote thereon, or, if separate voting by voting groups is required, then by not less than the affirmative vote of the holders of a majority of the outstanding shares entitled to be cast by that voting group.

     ARTICLE VII.   Directors.

     A. Number. The number of directors of the corporation shall be such number, not less than 5 nor more than 15 (exclusive of directors, if any, to be elected by holders of preferred stock of the corporation, voting separately as a class), as shall be provided from time to time in or in accordance with the Bylaws; provided, however, that no decrease in the number of directors shall have the effect of shortening the term of any incumbent director, and provided further, that no action shall be taken to decrease or increase the number of directors from time to time unless at least two-thirds of the directors then in office shall concur in said action.

     B. Classified Board. The board of directors shall be divided into three groups, with each group containing one-third of the total number of directors, or as near as may be. The terms of the directors in the first group shall expire at the first annual shareholders' meeting following their election, the terms of the second group shall expire at the second shareholders' meeting following their election, and the terms of the third group shall expire at the third annual shareholders' meeting following their election. At each annual shareholders' meeting held thereafter, directors shall be chosen for a term of three years to succeed those whose terms expire.

     C. Vacancies. Vacancies in the board of directors of the corporation, however caused, and newly created directorships shall be filled by a vote of two-thirds of the directors then in office, whether or not a quorum, and any director so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of the class to which the director has been chosen expires and when the director's successor is elected and qualified.

     ARTICLE VIII.  Removal of Directors.   Notwithstanding any other
provisions of these Articles of Incorporation or the corporation's Bylaws (and notwithstanding the fact that some lesser percentage may be specified by law, these Articles of Incorporation or the corporation's Bylaws), any director or the entire Board of directors may be removed only for cause and only by the affirmative vote of the holders of at least 80% of the total votes eligible to be cast at a legal meeting called expressly for such purpose. Notwithstanding the foregoing, whenever the holders of any one or more series of preferred stock of the corporation shall have the right, voting separately as a class, to elect one or more directors of the corporation, the preceding provisions of this Article VIII shall not apply with respect to the director or directors elected by such holders of preferred stock.

     ARTICLE IX. Registered Office and Agent. The registered office of the corporation shall be located at 733 Fifth Street, Clarkston, Washington 99403. The initial registered agent of the corporation at such address shall be Clyde
E. Conklin.

     ARTICLE X.     Notice for Shareholder Nominations and Proposals.

     A. Nominations for the election of directors and proposals for any new business to be taken up at any annual or special meeting of shareholders may be made by the board of directors of the corporation or by any shareholder of the corporation entitled to vote generally in the election of directors. In order for a shareholder of the corporation to make any such nominations and/or proposals, he or she shall give notice thereof in writing, delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the corporation not less than thirty days nor more than sixty days prior to any such meeting; provided, however, that if less than thirty-one days' notice of the meeting is given to shareholders, such written notice shall be delivered or mailed, as prescribed, to the Secretary of the corporation not later than the close of the tenth day following the day on which notice of the meeting was mailed to shareholders. Each such notice given by a shareholder with respect to nominations for election of directors shall set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominees, (iii) the number of shares of stock of the corporation which are beneficially owned by each such nominee, (iv) such other information as would be required to be included in a proxy statement soliciting proxies for the election of the proposed nominee pursuant to Regulation 14A of the General Rules and Regulations of the Securities Exchange Act of 1934, including, without limitation, such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected, and (v) as to the shareholder giving such notice (a) his name and address as they appear on the corporation's books and (b) the class and number of shares of the corporation which are beneficially owned by such shareholder. In addition, the shareholder making such nomination shall promptly provide any other information reasonably requested by the corporation.

     B. Each such notice given by a shareholder to the Secretary with respect to business proposals to bring before a meeting shall set forth in writing as to each matter: (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address, as they appear on the corporation's books, of the shareholder proposing such business; (iii) the class and number of shares of the corporation which are beneficially owned by the shareholder; and (iv) any material interest of the shareholder in such business. Notwithstanding anything in this Certificate to the contrary, no business shall be conducted at the meeting except in accordance with the procedures set forth in this Article.

     C. The Chairman of the annual or special meeting of shareholders may, if the facts warrant, determine and declare to the meeting that a nomination or proposal was not made in accordance with the foregoing procedure, and, if the Chairman should so determine, the Chairman shall so declare to the meeting and the defective nomination or proposal shall be disregarded and laid over for action at the next succeeding adjourned, special or annual meeting of the shareholders taking place thirty days or more thereafter. This provision shall not require the holding of any adjourned or special meeting of shareholders for the purpose of considering such defective nomination or proposal.

     ARTICLE XI. Approval of Certain Business Combinations. The shareholder vote required to approve Business Combinations (as hereinafter defined) shall be as set forth in this section.

          A. (1) Except as otherwise expressly provided in this Article XI, the affirmative vote of the holders of (i) at least 80% of the outstanding shares entitled to vote thereon (and, if any class or series of shares is entitled to vote thereon separately, the affirmative vote of the holders of at least 80% of the outstanding shares of each such class or series), and (ii) at least a majority of the outstanding shares entitled to vote thereon, not including shares deemed beneficially owned by a Related Person (as hereinafter defined), shall be required to authorize any of the following:

                    (a) any merger or consolidation of the corporation with or into a Related Person;

                    (b) any sale, lease, exchange, transfer or other disposition, including without limitation, a mortgage, or any other security device, of all or any Substantial Part (as hereinafter defined) of the assets of the corporation (including without limitation any voting securities of a subsidiary) or of a subsidiary, to a Related Person;

                    (c) any merger or consolidation of a Related Person with or into the corporation or a subsidiary of the corporation;

                    (d) any sale, lease, exchange, transfer or other disposition of all or any Substantial Part of the assets of a Related Person to the corporation or a subsidiary of the corporation;

                    (e) the issuance of any securities of the corporation or a subsidiary of the corporation to a Related Person;

                    (f) the acquisition by the corporation or a subsidiary of the corporation of any securities of a Related Person;

                    (g) any reclassification of the common stock of the corporation, or any recapitalization involving the common stock of the corporation; and

                    (h) any agreement, contract or other arrangement providing for any of the transactions described in this Article XI.

               (2) Such affirmative vote shall be required notwithstanding any other provision of these Articles of Incorporation, any provision of law, or any agreement with any regulatory agency or national securities exchange which might otherwise permit a lesser vote or no vote.

               (3) The term "Business Combination" as used in this Article XI shall mean any transaction which is referred to in any one or more of subparagraphs (a) through (i) above.

          B. The provisions of Part A of this Article XI shall not be applicable to any particular Business Combination, which shall require only such affirmative vote as is required by any other provision of these Articles of Incorporation, any provision of law, or any agreement with any regulatory agency or national securities exchange, if such particular Business Combination shall have been approved by two-thirds of the Continuing Directors (as hereinafter defined); provided, however, that such approval shall only be effective if obtained at a meeting at which a Continuing Director Quorum (as hereinafter defined) is present.

          C. For the purposes of this Article XI the following definitions apply:

               (1) The term "Related Person" shall mean and include (a) any individual, corporation, partnership or other person or entity which together with its "affiliates" (as that term is defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934), "beneficially owns" (as that term is defined in Rule 13d-3 of the General Rules and Regulations under the Securities Act of 1934) in the aggregate 10% or more of the outstanding shares of the common stock of the corporation (excluding tax-qualified benefit plans of the corporation); and (b) any "affiliate" (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) of any such individual, corporation, partnership or other person or entity. Without limitation, any shares of the common stock of the corporation which any Related Person has the right to acquire pursuant to any agreement, or upon exercise or conversion rights, warrants or options, or otherwise, shall be deemed "beneficially owned" by such Related Person.

               (2) The term "Substantial Part" shall mean more than 25% of the total assets of the corporation as of the end of its most recent fiscal year prior to when the determination is made.

               (3) The term "Continuing Director" shall mean any member of the board of directors of the corporation who is unaffiliated with the Related Person and was a member of the board of directors prior to the time the Related Person became a Related Person, and any successor of a Continuing Director who is unaffiliated with the Related Person and is recommended to succeed a Continuing Director by a majority of Continuing Directors then on the board of directors.

               (4) The term "Continuing Director Quorum" shall mean two-thirds of the Continuing Directors capable of exercising the powers conferred on them.

     ARTICLE XII. Evaluation of Business Combinations. In connection with the exercise of its judgment in determining what is in the best interests of the corporation and of the shareholders, when evaluating a Business Combination (as defined in Article XI) or a tender or exchange offer, the board of directors of the corporation, in addition to considering the adequacy of the amount to be paid in connection with any such transaction, shall consider all of the following factors and any other factors which it deems relevant: (i) the social and economic effects of the transaction on the corporation and its subsidiaries, employees, depositors, loan and other customers, creditors and other elements of the communities in which the corporation and its subsidiaries operate or are located; (ii) the business and financial condition and earnings prospects of the acquiring person or entity, including, but not limited to, debt service and other existing financial obligations, financial obligations to be incurred in connection with the acquisition and other likely financial obligations of the acquiring person or entity and the possible effect of such conditions upon the corporation and its subsidiaries and the other elements of the communities in which the corporation and its subsidiaries operate or are located; and (iii) the competence, experience, and integrity of the acquiring person or entity and its or their management.

     ARTICLE XIII. Limitation of Directors' Liability. To the fullest extent permitted by the WBCA, a director of the corporation shall not be personally liable to the corporation or its shareholders for monetary damages for conduct as a director, except for liability of the director for acts or omissions that involve: (i) intentional misconduct by the director; (ii) a knowing violation of law by the director; (iii) conduct violating RCW Section 23B.08.310 (relating to unlawful distributions by the corporation); or (iv) any transaction from which the director will personally receive a benefit in money, property or services to which the director is not legally entitled. If the WBCA is amended in the future to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the full extent permitted by the WBCA, as so amended, without any requirement or further action by shareholders. An amendment or repeal of this Article XIII shall not adversely affect any right or protection of a director of the corporation existing at the time of such amendment or repeal.

     ARTICLE XIV. Indemnification. The corporation shall indemnify and advance expenses to its directors, officers, agents and employees as follows:

          A. Directors and Officers. In all circumstances and to the full extent permitted by the WBCA, the corporation shall indemnify any person who is or was a director, officer or agent of the corporation and who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal (including an action by or in the right of the corporation), by reason of the fact that he is or was an agent of the corporation, against expenses, judgments, fines, and amounts paid in settlement and incurred by him in connection with such action, suit or proceeding. However, such indemnity shall not apply to: (a) acts or omissions of the director or officer finally adjudged to violate law; (b) conduct of the director or officer finally adjudged to violate RCW Section 23B.08.310 (relating to unlawful distributions by the corporation), or (c) any transaction with respect to which it was finally adjudged that such director and officer personally received a benefit in money, property, or services to which the director was not legally entitled. The corporation shall advance expenses incurred in a proceeding for such persons pursuant to the terms set forth in a separate directors' resolution or contract.

          B. Implementation. The board of directors may take such action as is necessary to carry out these indemnification and expense advancement provisions. It is expressly empowered to adopt, approve and amend from time to time such Bylaws, resolutions, contracts or further indemnification and expense advancement arrangements as may be permitted by law, implementing these provisions. Such Bylaws, resolutions, contracts, or further arrangements shall include, but not be limited to, implementing the manner in which determinations as to any indemnity or advancement of expenses shall be made.

          C. Survival of Indemnification Rights. No amendment or repeal of this Article XIV shall apply to or have any effect on any right to indemnification provided hereunder with respect to acts or omissions occurring prior to such amendment or repeal.

          D. Service for Other Entities. The indemnification and advancement of expenses provided under this Article XIV shall apply to directors, officers, employees, or agents of the corporation for both (a) service in such capacities for the corporation, and (b) service at the corporations's request as a director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise. A person is considered to be serving an employee benefit plan at the corporation's request if such person's duties to the corporation also impose duties on, or otherwise involve services by, the director to the plan or to participants in or beneficiaries of the plan.

          E. Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, trustee, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise against liability asserted against him and incurred by him in such capacity or arising out of his status as such, whether or not the corporation would have had the power to indemnify him against such liability under the provisions of this bylaw and the WBCA.

          F. Other Rights. The indemnification provided by this section shall not be deemed exclusive of any other right to which those indemnified may be entitled under any other bylaw, agreement, vote of shareholders, or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such an office, and shall continue as to a person who has ceased to be a director, trustee, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such person.

     ARTICLE XV. Special Meeting of Shareholders. Special meetings of the stockholders of the corporation for any purpose or purposes may be called at any time by the board of directors of the corporation, or by a committee of the board of directors which has been duly designated by the board of directors and whose powers and authorities, as provided in a resolution of the board of directors or in the Bylaws of the corporation, include the power and authority to call such meetings, but such special meetings may not be called by any other person or persons.

     ARTICLE XVI. Repurchase of Shares. The corporation may from time to time, pursuant to authorization by the board of directors of the corporation and without action by the shareholders, purchase or otherwise acquire shares of any class, bonds, debentures, notes, scrip, warrants, obligations, evidences of indebtedness, or other securities of the corporation in such manner, upon such terms, and in such amounts as the board of directors shall determine; subject, however, to such limitations or restrictions, if any, as are contained in the express terms of any class of shares of the corporation outstanding at the time of the purchase or acquisition in question or as are imposed by law.

     ARTICLE XVII. Amendment of Bylaws. In furtherance and not in limitation of the powers conferred by statute, the board of directors of the corporation is expressly authorized to make, repeal, alter, amend and rescind the Bylaws of the corporation by a majority vote of the board of directors. Notwithstanding any other provision of these Articles of Incorporation or the Bylaws of the corporation (and notwithstanding the fact that some lesser percentage may be specified by law), the Bylaws shall not be adopted, repealed, altered, amended or rescinded by the shareholders of the corporation except by the vote of the holders of not less than 80% of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (considered for this purpose as one class) cast at a meeting of the shareholders called for that purpose (provided that notice of such proposed adoption, repeal, alteration, amendment or rescission is included in the notice of such meeting), or, as set forth above, by the board of directors.

     ARTICLE XVIII. Amendment of Articles of Incorporation. The corporation reserves the right to repeal, alter, amend or rescind any provision contained in the Articles of Incorporation in the manner now or hereafter prescribed by law, and all rights conferred on shareholders herein are granted subject to this reservation. Notwithstanding the foregoing, the provisions set forth in Articles VIII, X, XI, XII, XIII, XIV, XV, XVII and this Article XVIII of these Articles of Incorporation may not be repealed, altered, amended or rescinded in any respect unless the same is approved by the affirmative vote of the holders of not less than 80% of the votes entitled to be cast by each separate voting group entitled to vote thereon, cast at a meeting of the shareholders called for that purpose (provided that notice of such proposed adoption, repeal, alteration, amendment or rescission is included in the notice of such meeting).

     ARTICLE XIX. Incorporator. The name and mailing address of the incorporator are Clyde E. Conklin, 733 Fifth Street, Clarkston, Washington 99403.

                                *      *      *

                               Exhibit 3.2

                         Bylaws of the Registrant

                                   BYLAWS
                                     OF
                             FIRSTBANK NW CORP.


                                 ARTICLE I

                              Principal Office

     SECTION 1. Principal Office. The principal office and place of business of the corporation in the state of Washington shall be located in the City of Clarkston, Asotin County.

     SECTION 2. Other Offices. The corporation may have such other offices as the board of directors may designate or the business of the corporation may require from time to time.

                                 ARTICLE II

                               Shareholders

     SECTION 1. Place of Meetings. All annual and special meetings of the shareholders shall be held at the principal office of the corporation or at such other place within or without the State of Washington as the board of directors may determine.

     SECTION 2. Annual Meeting. A meeting of the shareholders of the corporation for the election of directors and for the transaction of any other business of the corporation shall be held annually at such date and time as the board of directors may determine.

     SECTION 3. Special Meetings. Special meetings of the shareholders for any purpose or purposes may be called in accordance with the procedures set forth in the Articles of Incorporation.

     SECTION 4. Conduct of Meetings. Annual and special meetings shall be conducted in accordance with rules prescribed by the presiding officer of the meeting, unless otherwise prescribed by these Bylaws. The board of directors shall designate, when present, either the chairman of the board or the president to preside at such meetings.

     SECTION 5. Notice of Meeting. Written notice stating the place, day and hour of the meeting and, in the case of a special meeting of shareholders, the purpose or purposes for which the meeting is called, shall be delivered not less than 10 nor more than 60 days before the date of the meeting, either personally or by mail, by or at the direction of the chairman of the board, the president, the secretary, or the directors calling the meeting, to each shareholder of record entitled to vote at such meeting; provided, however, that notice of a shareholders' meeting to act on an amendment to the Articles of Incorporation, a plan of merger or share exchange, a proposed sale of assets pursuant to Section 23B.12.020 of the Revised Code of Washington or its successor, or the dissolution of the corporation shall be given no fewer than 20 nor more than 60 days before the meeting date. If mailed, such notice shall be deemed to be delivered when deposited in the mail, addressed to the shareholder at the address as it appears on the stock transfer books or records of the corporation as of the record date prescribed in Section 6 of this Article II, with postage thereon prepaid. When any shareholders' meeting, either annual or special, is adjourned for 120 days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. It shall not be necessary to give any notice of the time and place of any meeting adjourned for less than 120 days or of the business to be transacted at the meeting, other than an announcement at the meeting at which such adjournment is taken.

     SECTION 6. Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors shall fix, in advance, a date as the record date for any such determination of shareholders. Such date in any case shall be not more than 70 days, and in case of a meeting of shareholders, not less than 10 days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the day before the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment.

     SECTION 7. Voting Lists. At least 10 days before each meeting of the shareholders, the officer or agent having charge of the stock transfer books for shares of the corporation shall make a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. This list of shareholders shall be kept on file at the home office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours, for a period of 10 days prior to such meeting. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to inspection by any shareholder during the entire time of the meeting. The original stock transfer book shall be prima facie evidence of the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders. Failure to comply with the requirements of this bylaw shall not affect the validity of any action taken at the meeting.

     SECTION 8. Quorum. A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum. If a quorum is present or represented at a meeting, a majority of those present or represented may transact any business which comes before the meeting, unless a greater percentage is required by law. If less than a quorum of the outstanding shares is represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified, and in the case of any adjourned meeting called for the election of directors, those who attend the second of the adjourned meetings, although less than a quorum, shall nevertheless constitute a quorum for the purpose of electing directors.

     SECTION 9. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Proxies solicited on behalf of management shall be voted as directed by the shareholder or, in the absence of such direction, as determined by a majority of the board of directors. All proxies shall be filed with the secretary of the corporation before or at the commencement of meetings. No proxy may be effectively revoked until notice in writing of such revocation has been given to the secretary of the corporation by the shareholder (or his duly authorized attorney in fact, as the case may be) granting the proxy. No proxy shall be valid after eleven months from the date of its execution unless it is coupled with an interest.

     SECTION 10. Voting of Shares by Certain Holders. Shares standing in the name of another corporation may be voted by any officer, agent or proxy as the Bylaws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine. A certified copy of a resolution adopted by such directors shall be conclusive as to their action.

     Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

     Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do is contained in an appropriate order of the court or other public authority by which such receiver was appointed.

     If shares are held jointly by three or more fiduciaries, the will of the majority of the fiduciaries shall control the manner of voting or giving of a proxy, unless the instrument or order appointing such fiduciaries otherwise directs.

     A shareholder, whose shares are pledged, shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter, the pledgee shall be entitled to vote the shares so transferred.

     Neither treasury shares of its own stock held by the corporation, nor shares held by another corporation, if a majority of the shares entitled to vote for the election of directors of such other corporation are held by the corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time for purposes of any meeting.

     SECTION 11. Voting of Shares in the Name of Two or More Persons. When ownership of stock stands in the name of two or more persons, in the absence of written directions to the corporation to the contrary, at any meeting of the shareholders of the corporation any one or more of such shareholders may cast, in person or by proxy, all votes to which such ownership is entitled.
In the event an attempt is made to cast conflicting votes, in person or by proxy, by the several persons in whose name shares of stock stand, the vote or votes to which these persons are entitled shall be cast as directed by a majority of those holding such stock and present in person or by proxy at such meeting, but no votes shall be cast for such stock if a majority cannot agree.

     SECTION 12. Voting. Every holder of outstanding shares of capital stock of the corporation entitled to vote at any meeting shall be entitled to the number of votes (if any) as set forth in the Articles of Incorporation. Unless otherwise provided in the Articles of Incorporation, by statute, or by these Bylaws, a majority of those votes cast by shareholders at a lawful meeting shall be sufficient to pass on a transaction or matter.

     SECTION 13. Informal Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if consent in writing, setting forth the action so taken, shall be given by all of the shareholders entitled to vote with respect to the subject matter.

     SECTION 14. Inspectors of Election. In advance of any meeting of shareholders, the board of directors may appoint any persons, other than nominees for office, as inspectors of election to act at such meeting or any adjournment thereof. The number of inspectors shall be either one or three. If the board of directors so appoints either one or three inspectors, that appointment shall not be altered at the meeting. If inspectors of election are not so appointed, the chairman of the board or the president may make such appointment at the meeting. In case any person appointed as inspector fails to appear or fails or refuses to act, the vacancy may be filled by appointment by the board of directors in advance of the meeting or at the meeting by the chairman of the board or the president.

     Unless otherwise prescribed by applicable law, the duties of such inspectors shall include: determining the number of shares of stock and the voting power of each share, the shares of stock represented at the meeting, the existence of a quorum, the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any way arising in connection with the right to vote; counting and tabulating all votes or consents; determining the result; and such acts as may be proper to conduct the election or vote with fairness to all shareholders.

                                ARTICLE III

                             Board of Directors

     SECTION 1. General Powers. All corporate powers shall be exercised by, or under authority of, and the business and affairs of the corporation shall be managed under the direction of, the board of directors. The board of directors shall annually elect a chairman of the board and a president from among its members and shall designate, when present, either the chairman of the board or the president to preside at its meetings.

     SECTION 2. Number, Term and Election. The number of directors of the corporation shall be fixed from time to time exclusively by resolution adopted by a majority of the total number of the corporation's directors. The members of each class shall be elected for a term of three years and until their successors are elected or qualified. One class shall be elected by ballot annually. The board of directors shall be classified in accordance with the provisions of the corporation's Articles of Incorporation.

     SECTION 3. Regular and Special Meetings. An annual meeting of the board of directors shall be held without other notice than this bylaw immediately after the annual meeting of shareholders, and at the same place as the annual meeting of shareholders. The board of directors may provide, by resolution, the time and place, for the holding of additional regular meetings without other notice than such resolution.

     Special meetings of the board of directors may be called by or at the request of the chairman of the board or the president, or by one-third of the directors. The persons authorized to call special meetings of the board of directors may fix any place within or without the State of Washington as the place for holding any special meeting of the board of directors called by such persons.

     Members of the board of directors may participate in regular or special meetings by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other. Such participation shall constitute attendance in person, but shall not constitute attendance for the purpose of compensation pursuant to Section 11 of this
Article III.

     SECTION 4. Notice of Special Meeting. Written notice of any special meeting shall be given to each director at least two days prior thereto delivered personally or by telegram or at least five days previous thereto delivered by mail at the address at which the director is most likely to be reached. If mailed to the address at which the director is most likely to be reached, such notice shall be deemed to be delivered when deposited in the mail so addressed, with postage thereon prepaid. Any director may waive notice of any meeting by a writing filed with the secretary. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

     SECTION 5. Quorum. A majority of the number of directors fixed in accordance with Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the board of directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time. Notice of any adjourned meeting shall be given in the same manner as prescribed by Section 4 of this
Article III.

     SECTION 6. Manner of Acting. The act of the majority of the directors present at a meeting or adjourned meeting at which a quorum is present shall be the act of the board of directors, unless a greater number is prescribed by these Bylaws, the Articles of Incorporation or the laws of Washington.

     SECTION 7. Action Without a Meeting. Any action required or permitted to be taken by the board of directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

     SECTION 8. Resignation. Any director may resign at any time by sending a written notice of such resignation to the principal office of the corporation addressed to the chairman of the board, the president or the secretary. Unless otherwise specified therein, such resignation shall take effect upon receipt thereof by the chairman of the board or the president.

     SECTION 9. Removal. A director or the entire board of directors may be removed only in accordance with the procedures set forth in the Articles of Incorporation.

     SECTION 10. Vacancies. Vacancies of the board of directors may be filled only in accordance with the procedures set forth in the Articles of Incorporation.

     SECTION 11. Compensation. Directors, as such, may receive a stated fee for their services. By resolution of the board of directors, a reasonable fixed sum, and reasonable expenses of attendance, if any, may be allowed for actual attendance at each regular or special meeting of the board of directors. Members of either standing or special committees may be allowed such compensation for actual attendance at committee meetings as the board of directors may determine. Nothing herein shall be construed to preclude any director from serving the corporation in any other capacity and receiving remuneration therefor.

     SECTION 12. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors at which action on a corporation matter is taken shall be presumed to have assented to the action taken unless his dissent or abstention shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the corporation within five (5) days after the date he receives a copy of the minutes of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     SECTION 13. Age Limitation. No person 75 years of age or older shall be eligible for election, re-election, appointment or reappointment to the board of directors of the corporation. No director shall serve as such beyond his or her 75th birthday, except that directors serving as such as of the date of the adoption of these Bylaws may serve the remainder of their terms.

     SECTION 14. Qualification. Each director shall at all times be the beneficial owner of not less than 100 shares of capital stock of the corporation.

     SECTION 15. Advisory Directors. The board of directors may by resolution appoint advisory directors to the board, who shall have such authority and receive such compensation and reimbursement as the board of directors shall provide. Advisory director or directors emeriti shall not have the authority to participate by vote in the transaction of business.

                                 ARTICLE IV

                    Committees of the Board of Directors

     SECTION 1. Appointment. The board of directors may, by resolution adopted by a majority of the full board, designate one or more committees, each consisting of two or more directors, to serve at the pleasure of the board of directors. The board of directors may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of any such committee.

     SECTION 2. Authority. Any such committee shall have all the authority of the board of directors, except to the extent, if any, that such authority shall be limited by the resolution appointing the committee; and except also that no committee shall have the authority of the board of directors with reference to: the declaration of dividends; the amendment of the Articles of Incorporation or Bylaws of the corporation, or recommending to the shareholders a plan of merger, consolidation, or conversion; the sale, lease, or other disposition of all or substantially all of the property and assets of the corporation otherwise than in the usual and regular course of its business; a voluntary dissolution of the corporation; a revocation of any of the foregoing; the approval of a transaction in which any member of the committee, directly or indirectly, has any material beneficial interest; the filling of vacancies on the board of directors or in any committee; or the appointment of other committees of the board of directors or members thereof.

     SECTION 3.     Tenure.  Subject to the provisions of Section 7 of this
Article IV, each member of a committee shall hold office until the next regular annual meeting of the board of directors following his or her designation and until a successor is designated as a member of the committee.

     SECTION 4. Meetings. Unless the board of directors shall otherwise provide, regular meetings of any committee appointed pursuant to this Article IV shall be at such times and places as are determined by the board of directors, or by any such committee. Special meetings of any such committee may be held at the principal executive office of the corporation, or at any place which has been designated from time to time by resolution of such committee or by written consent of all members thereof, and may be called by any member thereof upon not less than one day's notice stating the place, date, and hour of the meeting, which notice shall be given in the manner provided for the giving of notice to members of the board of directors of the time and place of special meetings of the board of directors.

     SECTION 5. Quorum. A majority of the members of any committee shall constitute a quorum for the transaction of business at any meeting thereof.

     SECTION 6. Action Without a Meeting. Any action required or permitted to be taken by any committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the members of any such committee.

     SECTION 7. Resignations and Removal. Any member of any committee may be removed at any time with or without cause by resolution adopted by a majority of the full board of directors. Any member of any committee may resign from any such committee at any time by giving written notice to the president or secretary of the corporation. Unless otherwise specified, such resignation shall take effect upon its receipt; the acceptance of such resignation shall not be necessary to make it effective.

     SECTION 8. Procedure. Unless the board of directors otherwise provides, each committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these Bylaws. It shall keep regular minutes of its proceedings and report the same to the board of directors for its information at the meeting held next after the proceedings shall have occurred.

                                 ARTICLE V

                                 Officers

     SECTION 1. Positions. The officers of the corporation shall be a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be elected by the board of directors. The board of directors may also designate the chairman of the board as an officer. The president shall be the chief executive officer unless the board of directors designates the chairman of the board as chief executive officer. The president shall be a director of the corporation. The offices of the secretary and treasurer may be held by the same person and a vice president may also be either the secretary or the treasurer. The board of directors may designate one or more vice presidents as executive vice president or senior vice president. The board of directors may also elect or authorize the appointment of such other officers as the business of the corporation may require. The officers shall have such authority and perform such duties as the board of directors may from time to time authorize or determine. In the absence of action by the board of directors, the officers shall have such powers and duties as generally pertain to their respective offices.

     SECTION 2. Election and Term of Office. The officers of the corporation shall be elected annually by the board of directors at the first meeting of the board of directors held after each annual meeting of the shareholders. If the election of officers is not held at such meeting, such election shall be held as soon thereafter as possible. Each officer shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Election or appointment of an officer, employee or agent shall not of itself create contract rights. The board of directors may authorize the corporation to enter into an employment contract with any officer in accordance with applicable law.

     SECTION 3. Removal. Any officer may be removed by vote of two-thirds of the board of directors whenever, in its judgment, the best interests of the corporation will be served thereby, but such removal, other than for cause, shall be without prejudice to the contract rights, if any, of the person so removed.

     SECTION 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the board of directors for the unexpired portion of the term.

     SECTION 5. Remuneration. The remuneration of the officers shall be fixed from time to time by the board of directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.

                                 ARTICLE VI

                   Contracts, Loans, Checks and Deposits

     SECTION 1. Contracts. Except as otherwise prescribed by these Bylaws with respect to certificates for shares, the board of directors may authorize any officer, employee, or agent of the bank to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation. Such authority may be general or confined to specific instances.

     SECTION 2. Loans. No loans shall be contracted on behalf of the corporation and no evidence of indebtedness shall be issued in its name, unless authorized by the board of directors. Such authority may be general or confined to specific instances.

     SECTION 3. Checks, Drafts, Etc. All checks, drafts, or other orders for the payment of money, notes, or other evidences of indebtedness in the name of the corporation shall be signed by one or more officer, employee, or agent of the corporation in such manner as shall from time to time be determined by the board of directors.

     SECTION 4. Deposits. All funds of the corporation not otherwise employed shall be deposits from time to time to the credit of the corporation in any of its duly authorized depositories as the board of directors may select.

     SECTION 5. Shares of Another Corporation. Shares of another corporation held by this corporation may be voted by the president or any vice president, or by proxy appointment form by either of them, unless the directors by resolution shall designate some other person to vote the shares.

                                ARTICLE VII

                 Certificates for Shares and Their Transfer

     SECTION 1. Certificates for Shares. The shares of the corporation shall be represented by certificates signed by the chairman of the board of directors or by the president or a vice president and by the treasurer or by the secretary of the corporation, and may be sealed with the seal of the corporation or a facsimile thereof. Any or all of the signatures upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or registered by a registrar, other than the corporation itself or an employee of the corporation. If any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before the certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issue.

     SECTION 2. Form of Share Certificates. All certificates representing shares issued by the corporation shall set forth upon the face or back that the corporation will furnish to any shareholder upon request and without charge a full statement of the designations, preferences, limitations, and relative rights of the shares of each class authorized to be issued, the variations in the relative rights and preferences between the shares of each such series so far as the same have been fixed and determined, and the authority of the board of directors to fix and determine the relative rights and preferences of subsequent series.

     Each certificate representing shares shall state upon the face thereof: that the corporation is organized under the laws of the State of Washington; the name of the person to whom issued; the number and class of shares; the date of issue; the designation of the series, if any, which such certificate represents; the par value of each share represented by such certificate, or a statement that the shares are without par value. Other matters in regard to the form of the certificates shall be determined by the board of directors.

     SECTION 3. Payment for Shares. No certificate shall be issued for any shares until such share is fully paid.

     SECTION 4. Transfer of Shares. Transfer of shares of capital stock of the corporation shall be made only on its stock transfer books. Authority for such transfer shall be given only by the holder of record thereof or by his legal representative, who shall furnish proper evidence of such authority, or by his attorney thereunto authorized by power of attorney duly executed and filed with the corporation. Such transfer shall be made only on surrender for cancellation of the certificate for such shares. The person in whose name shares of capital stock stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

     SECTION 5. Stock Ledger. The stock ledger of the corporation shall be the only evidence as to who are the shareholders entitled to examine the stock ledger, the list required by Section 7 of Article II or the books of the corporation, or to vote in person or by proxy at any meeting of shareholders.

     SECTION 6. Lost Certificates. The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost, stolen, or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen, or destroyed. When authorizing such issue of a new certificate, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen, or destroyed certificate, or his legal representative, to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen, or destroyed.

     SECTION 7. Beneficial Owners. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not the corporation shall have express or other notice thereof, except as otherwise provided by law.

                                ARTICLE VIII

                         Fiscal Year; Annual Audit

     The fiscal year of the corporation shall end on the 31st day of March of each year. The corporation shall be subject to an annual audit as of the end of its fiscal year by the independent public accountants appointed by and responsible to the board of directors.

                                 ARTICLE IX

                                 Dividends

     Subject to the terms of the corporation's Articles of Incorporation and the laws of the State of Washington, the board of directors may, from time to time, declare, and the corporation may pay, dividends upon its outstanding shares of capital stock.

                                 ARTICLE X

                               Corporate Seal

     The corporation need not have a corporate seal. If the directors adopt a corporate seal, the seal of the corporation shall be circular in form and consist of the name of the corporation, the state and year of incorporation.

                                 ARTICLE XI

                                 Amendments

     In accordance with the corporation's Articles of Incorporation, these Bylaws may be repealed, altered, amended or rescinded by the shareholders of the corporation only by vote of not less than 80% of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (considered for this purpose as one class) cast at a meeting of the shareholders called for that purpose (provided that notice of such proposed repeal, alteration, amendment or rescission is included in the notice of such meeting). In addition, the board of directors may repeal, alter, amend or rescind these Bylaws by vote of two-thirds of the board of directors at a legal meeting held in accordance with the provisions of these Bylaws.

                                *      *      *

     Adopted this 19th day of August, 1999.