Form 10QSB
period 2000-06-30
FIRSTBANK CORP/ID
filed 2000-08-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM _______ TO _________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,553,953 shares outstanding on August 9, 2000.

Transitional Small Business Disclosure Format (check one):

[ ] Yes                       [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                           Page

       Consolidated Statements of Financial Condition
           As of June 30, 2000 and March 31, 2000                         1
       Consolidated Statements of Income
           For the three months ended June 30, 2000 and 1999              2
       Consolidated Statements of Cash Flows
           For the three months ended June 30, 2000 and 1999              3
       Consolidated Statements of Comprehensive Income
           For the three months ended June 30, 2000 and 1999              4
       Notes to Consolidated Financial Statements                        5-6

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              7 - 10

Item 3.  Quantitative And Qualitative Disclosures About Market Risk
       Market Risk                                                        11
       Interest Rate Risk                                                 11



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               12
Item 2.   Changes in Securities and Use of Proceeds                       12
Item 3.   Defaults Upon Senior Securities                                 12
Item 4.   Submission of Matters to a Vote of Security Holders             12
Item 5.   Other Information                                               12
Item 6.   Exhibits and Reports on Form 8-K                                12

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                  At June 30,      At March 31,
                                                                      2000             2000
                                                                 -------------    -------------
                                                                   (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                  $   8,628,510    $   8,276,507
  Interest bearing deposits                                          2,677,260        2,972,839
  Federal funds sold                                                         0        1,246,594
                                                                 -------------    -------------
Total cash and cash equivalents                                     11,305,770       12,495,940

Investment securities:
  Held-to-maturity                                                          --               --
  Available-for-sale                                                11,619,905       11,334,647
Mortgage-backed securities:
  Held-to-maturity                                                   2,450,846        2,483,979
  Available-for-sale                                                17,975,923       18,741,250
Loans receivable, net                                              204,104,601      187,664,159
Accrued interest receivable                                          2,600,453        1,866,404
Real estate owned                                                      119,041           44,374
Stock in FHLB, at cost                                               4,489,975        3,965,175
Premises and equipment, net                                          6,209,761        6,212,726
Income taxes receivable                                                 20,485          148,636
Deferred taxes                                                              --               --
Cash surrender value of life insurance policies                      1,683,448        1,663,671
Mortgage servicing assets                                              909,772          925,118
Other assets                                                           357,775          351,544
                                                                 -------------    -------------
TOTAL ASSETS                                                     $ 263,847,755    $ 247,897,623
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                       $ 142,169,993    $ 144,906,948
  Advances from borrowers for taxes and insurance                      229,665        1,369,888
  Advances from FHLB                                                94,420,431       74,578,106
  Deferred federal and state income taxes                                   --           37,000
  Accrued expenses and other liabilities                             1,005,253        1,139,218
                                                                 -------------    -------------
TOTAL LIABILITIES                                                $ 237,825,342    $ 222,031,160
                                                                 -------------    -------------

    Commitments and contingencies (Note 3)
Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value,  500,000 shares authorized;
      0 shares issued and outstanding                                       --               --
  Common stock, $.01 par value,  5,000,000 shares authorized;
      1,983,750 shares issued;  1,599,984 and 1,435,201
      shares outstanding,                                               19,838           19,838
  Additional paid-in-capital                                        18,784,310       18,782,732
  Retained earnings, substantially restricted                       15,305,126       15,044,540
  Unearned ESOP shares                                              (1,199,570)      (1,219,800)
  Deferred compensation                                               (806,651)        (865,742)
  Treasury stock, at cost; 335,215 and 367,673 shares               (5,347,032)      (5,347,032)
  Accumulated other comprehensive loss                                (733,608)        (548,073)
                                                                 -------------    -------------
Total Stockholders' Equity                                          26,022,413       25,866,463
                                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 263,847,755      247,897,623
                                                                 =============    =============

See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                     Three months ended June 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
                                                              (Unaudited)

Interest income:
  Loans receivable                                     $4,164,893   $3,683,904
  Mortgage-backed securities                              370,106      152,863
  Investment securities                                   156,153       83,134
  Other interest earning assets                           158,586      157,352
                                                       ----------   ----------
Total interest income                                   4,849,738    4,077,253

Interest expense:
  Deposits                                              1,385,007    1,230,567
  Advances from FHLB                                    1,289,600      672,006
                                                       ----------   ----------
Total interest expense                                  2,674,607    1,902,573

Net interest income                                     2,175,131    2,174,680
Provision for loan losses                                 101,897      134,127
                                                       ----------   ----------
Net interest income after provision for loan losses     2,073,234    2,040,553

Non-interest income:
  Gain on sale of loans                                   173,185      248,785
  Service fees and charges                                369,644      294,003
  Commissions and other                                    26,099       23,773
                                                       ----------   ----------
Total non-interest income                                 568,928      566,561

Non-interest expense:
  Compensation and related benefits                     1,201,799    1,211,895
  Occupancy & equipment                                   330,616      228,873
  Other                                                   600,856      712,066
                                                       ----------   ----------
Total non-interest expense                              2,133,271    2,152,834
                                                       ----------   ----------

Income before income tax expense                          508,891      454,280
Income tax expense                                        113,895      162,582
                                                       ----------   ----------
NET INCOME                                             $  394,996   $  291,698
                                                       ==========   ==========

Earnings per share (Note 2):
  Net income per share -basic                          $     0.28   $     0.18
  Net income per share -diluted                        $     0.26   $     0.17
  Weighted average shares outstanding -basic            1,435,201    1,599,984
  Weighted average shares outstanding -diluted          1,495,001    1,679,334


See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                      Three months ended June 30,
                                                                    ------------------------------
                                                                         2000             1999
                                                                    -------------    -------------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                                        $     394,996    $     291,698
  Adjustments to reconcile net income to net cash used in
       operating activities:
    Depreciation and amortization                                         208,023           92,325
    Provision for loan losses                                             101,897          134,127
    Gain on sale of loans                                                (173,185)        (248,785)
    FHLB stock dividends                                                  (66,611)         (47,672)
    ESOP compensation expense                                              21,808               --
    Other losses, net                                                         242           17,167
    Provision for real estate owned                                            --               --
    Deferred compensation expense                                         100,960           79,844
    Deferred income taxes                                                 (14,336)         (48,672)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                         (627,570)        (775,462)
    Accrued expenses and other liabilities                                128,151         (644,328)
    Income taxes receivable (payable)                                    (175,837)         141,783
                                                                    -------------    -------------
Net cash used in operating activities                                     (87,616)      (1,007,975)
                                                                    -------------    -------------

Cash flows from investing activities:
  Purchase of mortgage-backed securities; available-for-sale                   --               --
  Proceeds from maturities of mortgage-backed securities;
       held-to-maturity                                                    31,820          100,532
  Proceeds from maturities of mortgage-backed securities;
       available-for-sale                                                 500,942        1,178,592
  Purchase of investment securities; available for sale                  (333,703)        (595,000)
  Proceeds from maturities of investment securities;
       held-to-maturity                                                        --          252,426
  Decrease in loans receivable from loans sold                         17,842,320       23,986,548
  Other net change in loans receivable                                (34,225,320)     (36,095,324)
  Purchase of FHLB stock                                                 (458,189)        (451,528)
  Purchases of premises and equipment                                    (196,239)        (503,285)
  Net increase in cash surrender value of life insurance policies         (19,777)         (19,313)
  Proceeds from sale of real estate owned                                 (75,145)         237,670
  Proceeds from maturities of certificates of deposit                          --               --
  Proceeds from sale of fixed assets                                           --               --
                                                                    -------------    -------------
Net cash used in investing activities                                 (16,933,291)     (11,908,682)
                                                                    -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                (134,410)        (138,524)
  Net increase in deposits                                             (2,736,955)       3,076,355
  Advances from borrowers for taxes and insurance                      (1,140,223)        (602,088)
  Advances from FHLB                                                  351,209,758       54,813,335
  Payments on advances from FHLB                                     (331,367,433)     (42,359,585)
  Purchase of treasury stock                                                   --         (643,500)
                                                                    -------------    -------------
Net cash provided by financing activities                              15,830,737       14,145,993
                                                                    -------------    -------------

Net increase/decrease in cash and cash equivalents                     (1,190,170)       1,229,336

Cash and cash equivalents, beginning of period                         12,495,940        8,535,662
                                                                    -------------    -------------
Cash and cash equivalents, end of period                            $  11,305,770    $   9,764,998
                                                                    =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                       $   1,391,586    $   1,215,997
     Income taxes                                                              --    $      25,000
  Noncash investing and financing activities:
     Unrealized (gains) losses on securities;
       available-for-sale, net of tax                               $     185,535    $     152,445
     Loans receivable charged to the allowance for
       loan losses                                                  $      62,832    $      17,575
     Transfer from loans converted to real estate acquired
       through foreclosure                                          $     119,041    $          --

See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                               Three months ended June 30,
                                                               ---------------------------
                                                                    2000         1999
                                                                 ---------    ---------
                                                                      (Unaudited)
     Net income                                                  $ 394,996    $ 291,698
     Other comprehensive income (loss), net of tax:
            Change in unrealized gains (losses) on securities;
                  available-for-sale, net of tax                  (185,535)    (126,553)
                                                                 ---------    ---------

            Net other comprehensive income (loss)                 (185,535)    (126,553)
                                                                 ---------    ---------
     Comprehensive income                                        $ 209,461    $ 165,145
                                                                 =========    =========

See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and it's wholly-owned subsidiary, TriStar Financial Corporation, for the three months ended June 30, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                        For the Three Months Ended June 30, 2000
                                        ----------------------------------------
                                                        Weighted-      Per-Share
                                        Net Income    Average Shares     Amount
                                        ----------    --------------   ---------
     Basic EPS:
     Income available to common
         Stockholders                    $394,996        1,435,201       $0.28
                                                                         =====
     Effect of dilutive securities:
         Restricted stock awards               --           59,800          --
                                         --------        ---------       -----

     Diluted EPS:
       Income available to common
         stockholders - assumed
         conversions                     $394,996        1,495,001       $0.26
                                         ========        =========       =====


                                        For the Three Months Ended June 30, 1999
                                        ----------------------------------------
                                                        Weighted-      Per-Share
                                        Net Income    Average Shares     Amount
                                        ----------    --------------   ---------
     Basic EPS:
     Income available to common
         Stockholders                    $291,698        1,599,984       $0.18
     Effect of dilutive securities:
         Restricted stock awards               --           79,350          --
                                         --------        ---------       -----

     Diluted EPS:
       Income available to common
         stockholders - assumed
         conversions                     $291,698        1,679,334       $0.17
                                         ========        =========       =====

At June 30, 2000, outstanding options to purchase 158,450 shares and June 30, 1999, outstanding options to purchase 171,350 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.

(3)      DIVIDEND

On April 20, 2000, the Board of Directors declared a cash dividend of $0.09 per common share to shareholders of record as of May 12, 2000. The dividend was paid on May 26, 2000. On July 19, 2000, the Board of Directors declared another cash dividend of $0.09 per common share to shareholders of record as of August 11, 2000. This dividend will be paid on August 25, 2000.

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 2000.


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

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At June 30 ,2000 the Bank had six offices in Idaho and two in Washington.

As approved by shareholders on August 20, 1999, FirstBank Corp. changed its state of incorporation from Delaware to Washington and changed its name to FirstBank NW Corp, which was accomplished by merging the Company with and into a newly formed Washington subsidiary. The primary purpose of the reincorporation was to save on the amount of state franchise tax fees paid annually by the Company.


FINANCIAL CONDITION AT JUNE 30, 2000 AND MARCH 31, 2000

Assets increased from $247.9 million at March 31, 2000 to $263.8 million at June 30, 2000. Cash and cash equivalents decreased from $12.5 million at March 31, 2000 to $11.3 million at June 30, 2000. Loans receivable increased from $187.7 million at March 31, 2000 to $204.1 million at June 30, 2000 as a result of an increase in commercial loans of $7.6 million, agricultural loans of $4.4 million, home equity loans of $1.5 million, and loans for sale of $1.8 million. Accrued interest receivable increased from $1.9 million at March 31, 2000 to $2.6 million at June 30, 2000 due to a higher average asset base in loans. Deposits decreased from $144.9 million at March 31, 2000 to $142.2 million at June 30, 2000 as a result of a $1.4 million decrease in non-interest checking accounts and an decrease of $2.7 million in money market accounts. Federal Home Loan Bank of Seattle (FHLB) advances increased from $74.6 million at March 31, 2000 to $88.4 million at June 30, 2000. The increase in FHLB borrowing was used to fund loan growth. Accrued expenses and other liabilities decreased from $1.1 million at March 31, 2000 to $1.0 million at June 30, 2000. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due. Non accrual loans increased from $572,000 at March 31, 2000 to $765,000 at June 30, 2000 the increase was one commercial Small Business Administration loan.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1999 AND 2000

Net income increased from $291,698 for the three months ended June 30, 1999 to $394,996 for the three months ended June 30, 2000.

Net interest income was approximately the same in both quarters at $2.2 million for the three months ended June 30, 1999 and $2.2 for three months ended June 30, 2000. Total interest income increased from $4.1 million for the three months ended June 30, 1999 to $4.8 million for three months ended June 30, 2000. The increase in interest income was the results of an increase in average interest earning assets and an increase in the weighted average yield on the loan portfolio, which was 8.35% for the three months ended June 30, 1999 compared to the weighted average yield for the three months ended June 30, 2000 of 8.62%. The average balance of loans receivable was $171.8 million in the quarter ended June 30, 1999 compared to $194.7 million in the quarter ended June 30, 2000. Interest income from investment securities increased from $83,000 for the three months ended June 30, 1999 to $156,000 for the three months ended June 30, 2000. The increase is primarily due to an increase in the portfolio balance. Interest income from mortgage-backed securities increased from $153,000 for the three months ended June 30, 1999 to $370,000 for the three months ended June 30, 2000. The increase is due primarily to an increase in the portfolio balance. Interest expense increased from $1.9 million for the three months ended June 30, 1999 to $2.7 million for the same period in 2000. The increase in interest expense is due primarily to higher average deposit balances, an increase in average FHLB advances, use of a seasonal line with the Federal Reserve Bank, and an increase in weighted average rates. The weighted average rate on deposits for the three months ended June 30, 2000 was 3.84% whereas the weighted average rate on deposits as of June 30, 1999 was 3.68%. The weighted average rate on FHLB advances and the Federal Reserve Bank line for the three months ended June 30, 2000 was 6.21%, compared to a weighted average rate of 5.10% for the same period in 1999.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Company's provision for loan losses decreased from $134,000 for the three months ended June 30, 1999 to $102,000 for the three months ended June 30, 2000, which management believes will be adequate to cover future losses.

Non-interest income increased from $567,000 for the three months ended June 30, 1999 to $569,000 for the three months ended June 30, 2000. The gain on sale of loans decreased from $249,000 for the three months ended June 30, 1999 to $173,000 for the three months ended June 30, 2000, and service fees and charges increased from $294,000 for the three months ended June 30, 1999 to $370,000 for the three months ended June 30, 2000.

Non-interest expense decreased from $2.2 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000. Compensation and employee related benefits remained relatively unchanged at $1,212,000 for the three months ended June 30, 1999 and $1,202,000 for the three months ended June 30, 2000. Occupancy and equipment increased $102,000 due to utility expense, leases, other expense for the Liberty Lake, WA branch, and the depreciation for the new in-house computer system. Other non-interest expenses decreased $111,000. Data processing expense decreased $146,000 because the Bank converted to an in-house system, however this was partially offset by an increase in advertising expense of $38,000 from the three months ended June 30, 2000, but the Fiscal year's budgeted amounts are expected to be in line with fiscal year 2000.

Income taxes decreased from an expense of $163,000 for the three months ended June 30, 1999 to an expense of $114,000 for the same time period in 2000. This was as a result of an increase in non-taxable income earned on investments in municipal bonds and a decrease in income before income tax expense.

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

                                           Twelve Months Ending                   Three Months Ending
                                              March 31, 2000                         June 30, 2000
                                     --------------------------------     ---------------------------------
                                                 Interest     Average                  Interest     Average
                                     Average        and       Yield/       Average        and       Yield/
                                     Balance     Dividends     Cost        Balance     Dividends     Cost
                                     --------    ---------    -------     ---------    ---------    -------
                                                            (Dollars in Thousands)
     Interest-earning assets:
     Loans receivable                $177,345    $ 14,948      8.48%      $194,722    $  4,165       2.14%
     Mortgage-backed securities        15,874         981      6.18         20,826         370       1.78
     Investment securities              8,437         461      7.41         11,410         156       1.37
     Other earning assets              10,482         588      5.61         10,012         159       1.59
                                     --------    --------                 --------    --------
     Total interest-earning assets    212,138      16,978      8.13        236,970       4,850       2.05

     Non-interest-earning assets       14,561                               17,934
                                     --------                             --------
     Total assets                    $226,699                             $254,904
                                     ========                             ========

     Interest-earning liabilities:
     Passbook, NOW and money
        market accounts              $ 62,230    $  1,258      2.02       $ 65,391    $      6       0.47
     Certificates of deposit           80,039       4,123      5.15         78,947       1,079       1.37
                                     --------    --------                 --------    --------
     Total deposits                   142,269       5,381      3.78        144,338       1,385       0.96

     Advances from FHLB                54,242       3,055      5.63         83,152       1,290       1.55
                                     --------    --------                 --------    --------
     Total interest-bearing
         Liabilities                  196,511       8,436      4.29        227,490       2,675       1.18
                                                 --------                             --------
     Non-interest-bearing
         Liabilities                    3,393                                1,342
                                     --------                             --------
     Total liabilities                199,904                              228,832
                                     --------                             --------
     Total stockholders' equity        26,795                               26,072
                                     --------                             --------
     Total liabilities and
        total stockholders' equity   $226,699                             $254,904
                                     ========                             ========

          Net interest income                    $  8,542                             $  2,175
                                                 ========                             ========

          Interest rate spread                       3.83%                                3.48%
                                                 ========                             ========

          Net interest margin                        4.15%                                3.67%
                                                 ========                             ========

          Ratio of average interest-
             earning assets to average
             interest- bearing liabilities         107.95%                              104.17%
                                                 ========                             ========

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2000, cash and cash equivalents totaled $11.3 million, or 4.28% of total assets. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. Advances under this credit facility totaled $88.4 million at June 30, 2000. The Company also maintains a seasonal Credit Line with the Portland Federal Reserve and a Line of Credit with First Security Bank. Advances under these facilities totaled $5.5 million, and $0, respectively as of June 30, 2000 and June 30, 1999.

The primary investing activity of the Company is the origination of loans. During the quarters ended June 30, 1999 and 2000, the Company originated loans in the amounts of $40.3 million and $44.0 million, respectively. At June 30, 2000, the Company had loan commitments totaling $23.9 million, undisbursed lines of credit totaling $26.7 million, and undisbursed loans in process totaling $3.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2000 totaled $57.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of June 30, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 9.44%, 12.40% and 13.25%, respectively.

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


                              -200 BP              FLAT             +200 BP
                              -------              ----             -------
                                          (Dollars in Thousands)
        Year 1 NII            $9,340              $9,160             $8,820
        NII $ Change             180                  --               (340)
        NII % Change            1.97%                 --              -3.71%


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

Item 1 - Legal Proceedings

     There are no material legal proceedings to which the Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits:
             3.1      Articles of Incorporation of the Registrant (1)
             3.2      Bylaws of the Registrant (1)
             10.1     Employment Agreement between FirstBank Northwest,
                      FirstBank Corp. and Clyde E. Conklin (2)
             10.2     Employment Agreement between FirstBank Northwest,
                      FirstBank Corp. and Larry K. Moxley (3)
             10.3     Salary Continuation Agreement between First Federal Bank
                      of Idaho, F.S.B. and Clyde E. Conklin (3)
             10.4     Salary Continuation Agreement between First Federal Bank
                      of Idaho, F.S.B. and Larry K. Moxley (3)
             10.5     1998 Stock Option Plan (4)
             10.6     Management Recognition and Development Plan (4)
             27       Financial Data Schedule

          (1)  Incorporated by reference to the Registrant's Annual Meeting.
          (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K SB for the year ended March 31, 2000.
          (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).
          (4) Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated June 15, 1998.

    (b) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRSTBANK NW CORP.


DATED:  August 8, 2000            BY: /s/ CLYDE E. CONKLIN
                                      -------------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                      -------------------------------------
                                      Larry K. Moxley
                                      Secretary and Chief Financial Officer