Form 10QSB
period 2000-09-30
FIRSTBANK CORP/ID
filed 2000-11-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2000


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




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,546,953 shares outstanding on November 14, 2000.

Transitional Small Business Disclosure Format (check one):

( ) Yes                       (X) No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item  1. Financial Statements ( Unaudited)                                             Page

      Consolidated Statements of Financial Condition                                     1
      Consolidated Statements of Income
           For the three months and six months ended September 30, 2000 and 1999         2
      Consolidated Statements of Cash Flows
           For the six months ended September 30, 2000 and 1999                          3
      Consolidated Statements of Comprehensive Income
           For the three months and  six months ended September 30, 2000 and 1999        4
      Notes to Consolidated Financial Statements                                        5-6

Item  2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                             7-11

Item  3. Quantitative And Qualitative Disclosures About Market Risk
       Market Risk                                                                      12
       Interest Rate Risk                                                               12



PART II.  OTHER INFORMATION

Item     1. Legal Proceedings                                                           13
Item     2. Changes in Securities and Use of Proceeds                                   13
Item     3. Defaults Upon Senior Securities                                             13
Item     4. Submission of Matters to a Vote of Security Holders                         13
Item     5. Other Information                                                           13
Item     6. Exhibits and Reports on Form 8-K                                            13

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                                     At  March 31,       At  Sept 30,
                                                                                         2000                2000
                                                                                     ------------        ------------
                                                                                       (Audited)          (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                                      $  8,276,507        $  8,819,841
  Interest bearing deposits                                                             2,972,839           3,663,480
  Federal funds sold                                                                    1,246,594             840,711
                                                                                     ------------        ------------
Total cash and cash equivalents                                                        12,495,940          13,324,032

Investment securities:
  Held-to-maturity                                                                             --                  --
  Available-for-sale                                                                   11,334,647          11,847,961
Mortgage-backed securities:
  Held-to-maturity                                                                      2,483,979           2,419,905
  Available-for-sale                                                                   18,741,250          17,665,730
Loans receivable, net                                                                 187,664,159         198,767,798
Accrued interest receivable                                                             1,866,404           2,905,558
Real estate owned                                                                          44,374              25,832
Stock in FHLB, at cost                                                                  3,965,175           4,563,175
Premises and equipment, net                                                             6,212,726           6,214,351
Income taxes receivable                                                                   148,636              72,919
Deferred taxes                                                                                 --
Cash surrender value of life insurance policies                                         1,663,671           1,703,730
Mortgage servicing assets                                                                 925,118             897,360
Other assets                                                                              351,544             446,636
                                                                                     ------------        ------------
TOTAL ASSETS                                                                         $247,897,623        $260,854,987
                                                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                           $144,906,948        $150,819,914
  Advances from borrowers for taxes and insurance                                       1,369,888             425,648
  Advances from FHLB & other borrowings                                                74,578,106          81,390,292
  Deferred federal and state income taxes                                                  37,000             169,089
  Accrued expenses and other liabilities                                                1,139,218           2,027,184
                                                                                     ------------        ------------
TOTAL LIABILITIES                                                                    $222,031,160        $234,832,127
                                                                                     ------------        ------------

  Commitments and contingencies (Note 3)

  Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value, 500,000 shares authorized; 0 shares issued
      and outstanding                                                                          --                  --
  Common stock, $.01 par value, 5,000,000 shares authorized; 1,983,750
      shares issued;  1,616,077 and 1,546,953 shares outstanding,                          19,838              19,838
  Additional paid-in-capital                                                           18,782,732          18,788,822
  Retained earnings, substantially restricted                                          15,044,540          15,708,223
  Unearned ESOP shares                                                                (1,219,800)         (1,169,050)
  Deferred compensation                                                                 (865,742)           (747,561)
  Treasury stock, at cost; 367,673 and 436,797 shares                                 (5,347,032)         (6,147,282)
  Accumulated other comprehensive loss                                                  (548,073)           (430,130)
                                                                                     ------------        ------------
Total Stockholders' Equity                                                             25,866,463          26,022,860
                                                                                     ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $247,897,623        $260,854,987
                                                                                     ============        ============

See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                   Three-months Ended September 30,    Six-months Ended September 30,
                                                         1999             2000             1999             2000
                                                     -----------      -----------      -----------       -----------
                                                                               (Unaudited)

Interest income:
  Loans receivable                                   $ 3,726,323      $ 4,528,597      $ 7,410,227       $ 8,693,490
  Mortgage-backed securities                             185,037          369,520          337,900           739,626
  Investment securities                                   85,657          152,516          168,791           308,669
  Other interest earning assets                          132,675          162,195          290,027           320,781
                                                     -----------      -----------      -----------       -----------
Total interest income                                  4,129,692        5,212,828        8,206,945        10,062,566
                                                     -----------      -----------      -----------       -----------
Interest expense:
  Deposits                                             1,329,559        1,427,769        2,560,127         2,812,775
  Advances from FHLB & other borrowings                  708,952        1,516,677        1,380,958         2,806,278
                                                     -----------      -----------      -----------       -----------
Total interest expense                                 2,038,511        2,944,446        3,941,085         5,619,053
                                                     -----------      -----------      -----------       -----------

Net interest income                                    2,091,181        2,268,382        4,265,860         4,443,513
Provision for loan losses                                 73,421           31,417          207,548           133,314
                                                     -----------      -----------      -----------       -----------
Net interest income after provision for loan losses    2,017,760        2,236,965        4,058,312         4,310,199
                                                     -----------      -----------      -----------       -----------

Non-interest income:
  Gain on sale of loans                                  370,222          276,220          619,007           449,404
  Service fees and other charges                         314,757          403,366          608,760           773,010
  Commissions and other                                   22,430           29,551           46,203            55,651
                                                     -----------      -----------      -----------       -----------
Total non-interest income                                707,409          709,137        1,273,970         1,278,065
                                                     -----------      -----------      -----------       -----------

Non-interest expense:
  Compensation and employee related benefits           1,149,449        1,233,251        2,361,344         2,435,050
  Occupancy                                              299,241          290,364          528,114           620,980
  Other                                                  524,078          582,444        1,236,143         1,183,300
                                                     -----------      -----------      -----------       -----------
Total non-interest expense                             1,972,768        2,106,059        4,125,601         4,239,330
                                                     -----------      -----------      -----------       -----------

Income before income tax expense                         752,401          840,043        1,206,681         1,348,934
Income tax expense                                       228,791          306,868          391,373           420,763
                                                     -----------      -----------      -----------       -----------
Net income                                           $   523,610      $   533,175      $   815,308       $   928,171
                                                     ===========      ===========      ===========       ===========

Earnings per share (Note 2):
  Net income per share -basic                              $0.33            $0.38            $0.52             $0.66
  Net income per share -diluted                            $0.32            $0.37            $0.49             $0.63
  Weighted average shares outstanding -basic           1,565,035        1,395,559        1,582,188         1,415,310
  Weighted average shares outstanding -diluted         1,639,900        1,446,947        1,659,270         1,470,862

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                                 Six-months Ended September 30,
                                                                                                    1999                 2000
                                                                                               -------------        -------------
                                                                                                            (Unaudited)
   Cash flows from operating activities:
     Net income                                                                                $     815,308        $     928,171
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                 709,141              368,999
       Provision for loan losses                                                                     207,548              133,314
       Gain on sale of loans                                                                        (619,007)            (435,559)
       FHLB stock dividends                                                                         (105,100)            (139,811)
       ESOP compensation expense                                                                     153,542               56,840
       Other (gains) losses, net                                                                      17,167                  847
       Provision for real estate owned                                                               125,452                   --
       Deferred compensation expense                                                                  33,960              201,919
       Deferred income taxes                                                                         (53,763)              55,792
    Changes in assets and liabilities:
       Accrued interest receivable and other assets                                                 (763,330)          (1,106,488)
       Accrued expenses and other liabilities                                                       (814,643)             804,228
       Income taxes receivable (payable)                                                              44,135               75,717
                                                                                               -------------        -------------
   Net cash provided by operating activities                                                        (249,590)             943,969
                                                                                               -------------        -------------

   Cash flows from investing activities:
     Purchase of mortgage-backed securities; available-for-sale                                   (5,000,000)                  --
     Proceeds from maturities of mortgage-backed securities; held-to-maturity                        158,306               61,705
     Proceeds from maturities of mortgage-backed securities; available-for-sale                    1,713,399            1,085,808
     Purchase of investment securities; available for sale                                          (595,000)            (333,703)
     Proceeds from maturities of investment securities; held-to-maturity                             700,000                   --
     Decrease in loans receivable from loans sold                                                 52,765,149           31,932,346
     Other net change in loans receivable                                                        (63,629,597)         (42,733,740)
     Purchase of FHLB stock                                                                         (681,900)            (458,189)
     Purchases of premises and equipment                                                            (998,554)            (363,678)
     Net increase in cash surrender value of life insurance policies                                 (38,575)             (40,059)
     Proceeds from sale of real estate owned                                                         237,670               17,459
                                                                                               -------------        -------------
   Net cash used in investing activities                                                         (15,369,102)         (10,832,051)
                                                                                               -------------        -------------

   Cash flows from financing activities:
     Cash paid for dividends                                                                        (287,809)            (264,488)
     Net increase in deposits                                                                     16,283,898            5,912,966
     Advances from borrowers for taxes and insurance                                                 (15,059)            (944,240)
     Advances from FHLB & other borrowings                                                       147,675,168          832,860,420
     Payments on advances from FHLB & other borrowings                                          (144,050,168)        (826,048,234)
     Purchase of treasury stock                                                                   (1,452,125)            (800,250)
                                                                                               -------------        -------------
   Net cash provided by financing activities                                                      18,153,905           10,716,174
                                                                                               -------------        -------------

   Net increase in cash and cash equivalents                                                       2,535,213              828,092

   Cash and cash equivalents, beginning of period                                                  8,535,662           12,495,940
                                                                                               -------------        -------------
   Cash and cash equivalents, end of period                                                    $  11,070,875        $  13,324,032
                                                                                               =============        =============

   Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                               $   4,314,755        $   5,579,059
        Income taxes                                                                           $     367,883        $     202,285
     Noncash investing and financing activities:
        Unrealized (gains) losses on securities; available-for-sale, net of tax                $     327,400        $     117,943
        Loans receivable charged to the allowance for loan losses                              $      21,117        $      60,667
        Transfer from loans converted to real estate acquired through foreclosure              $      24,122                   --

See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                               Three-months ended September 30,      Six-months ended September 30,
                                                                   1999                2000               1999              2000
                                                               ----------          ----------         ----------        ----------
                                                                                            (Unaudited)

    Net income                                                 $  523,610          $  533,175         $  815,308        $  928,171,
    Other comprehensive income (loss), net of tax:
           Change in unrealized gains (losses) on securities;
                 available-for-sale, net of tax                  (200,847)            303,478            327,400)          117,943
                                                               ----------          ----------         ----------        ----------

           Net other comprehensive income (loss)                 (200,847)            303,478           (327,400)          117,943
                                                               ----------          ----------         ----------        ----------
    Comprehensive income                                       $  322,763          $  836,653         $  487,908        $1,046,114
                                                               ==========          ==========         ==========        ==========

See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation, for the three and six months ended September 30, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)     EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                            For the Three Months Ended 9/30/00               For the Six Months Ended 9/30/00
                                        ------------------------------------------      --------------------------------------------
                                                         Weighted-       Per-share                       Weighted-       Per-share
                                        Net Income     Average Shares      Amount       Net Income     Average Shares      Amount
                                        -----------    --------------    ---------      ----------     --------------    ---------
    Basic EPS:
    Income available to common
        Stockholders                    $   533,175       1,395,559     $      0.38     $   928,171        1,415,310    $      0.66
                                                                        ===========                                     ===========
    Effect of dilutive securities:
        Restricted stock awards                  --          51,388                              --          55,552
                                        -----------     -----------                     -----------     -----------

    Diluted EPS:
      Income available to common
        Stockholders - assumed
        Conversions                     $   533,175       1,446,947     $      0.37     $   928,171       1,470,862     $      0.63
                                        ===========     ===========     ===========     ===========     ===========     ===========

                                            For the Three Months Ended 9/30/99                For the Six Months Ended 9/30/99
                                        ------------------------------------------      --------------------------------------------
                                                         Weighted-       Per-share                       Weighted-       Per-share
                                        Net Income     Average Shares      Amount       Net Income     Average Shares      Amount
                                        -----------    --------------    ---------      ----------     --------------    ---------
    Basic EPS:
    Income available to common
        Stockholders                    $   523,610       1,565,035     $      0.33     $   815,308       1,582,188     $      0.52
                                                                        ===========                                     ===========
    Effect of dilutive securities:
        Restricted stock awards                  --          74,865                              --          77,082
                                        -----------     -----------                     -----------     -----------

    Diluted EPS:
      Income available to common
        Stockholders - assumed
        Conversions                     $   523,610       1,639,900     $      0.32     $   815,308       1,659,270     $      0.49
                                        ===========     ===========     ===========     ===========     ===========     ===========

As of September 30, 2000 and September 30 1999, outstanding options to purchase 157,300 and 171,350 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.

(3) DIVIDEND

On July 19, 2000, the Board of Directors declared a cash dividend of $0.09 per common share to shareholders of record as of August 11, 2000. The dividend was paid on August 25, 2000. On October 19, 2000, the Board of Directors declared an increase in cash dividends of $0.01 to $0.10 per common share to shareholders of record as of November 16, 2000. This dividend will be paid on November 30, 2000.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 2000.

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

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At September 30, 2000 the Bank had six offices in Idaho and two in Washington.

As approved by shareholders on July 20, 1999, FirstBank Corp. changed its state of incorporation from Delaware to Washington and changed its name to FirstBank NW Corp., which was accomplished by merging the Company with and into a newly formed Washington subsidiary. The primary purpose of the reincorporation was to save on the amount of state franchise tax fees paid annually by the Company.

In September 2000, an experienced commercial loan officer was hired to generate business out of the Spokane, Washington valley area. He is located in the Liberty Lake, Washington branch.

Toward the end of September 2000, the Bank started offering online banking to customers at no charge. The service is being outsourced to Equifax E-Banking Solutions, Inc. and CheckFree Corporation. The Bank plans to have Cash Management available this winter for its commercial customers.

FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND MARCH 31, 2000

Assets increased from $247.9 million at March 31, 2000 to $260.9 million at September 30, 2000. Cash and cash equivalents increased from $12.5 million at March 31, 2000 to $13.3 million at September 30, 2000. Loans receivable increased from $187.7 million at March 31, 2000 to $198.8 million at September 30, 2000 as a result of an increase in commercial loans of $5.4 million, agricultural loans of $1.6 million, home equity loans of $3.1 million, and loans for sale of $1.0 million. Accrued interest receivable increased from $1.9 million at March 31, 2000 to $2.9 million at September 30, 2000 due to a higher average asset base in loans. Deposits increased from $144.9 million at March 31, 2000 to $150.8 million at September 30, 2000 as a result of an increase in non-interest checking accounts of $2.8 million, an increase in brokered CD's of $6 million, and a decrease in money market accounts of $2.0 million. Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings increased from $74.6 million at March 31, 2000 to $81.4 million at September 30, 2000. The increase in FHLB borrowings was used to fund loan growth. Accrued expenses and other liabilities increased from $1.1 million at March 31, 2000 to $2.0 million at September 30, 2000. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased from $572,000 at March 31, 2000 to $1,098,000 at September 30, 2000 as a result of one commercial loan.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

Net income increased from $523,610 for the three months ended September 30, 1999 to $533,175 for the three months ended September 30, 2000.

Net interest income increased from $2.1 million for the three months ended September 30, 1999 to $2.3 million for the three months ended September 30, 2000. Total interest income increased from $4.1 million for the three months ended September 30, 1999 to $5.2 million for the three months ended September 30, 2000. The increase in interest income resulted from an increase in average interest earning assets and an increase in the weighted average yield in the loan portfolio, which was 8.38% for the three months ended September 30, 1999 compared to the weighted average yield for the three months ended September 30, 2000 of 9.01%. The average balance of loans receivable was $179.4 million in the second quarter of 1999 compared to $201.9 million in the second quarter of 2000. Interest income from investment securities increased from $86,000 for the three months ended September 30, 1999 to $153,000 for the three months ended September 30, 2000. The increase is primarily due to an increase in the investment securities portfolio balance. Interest income from mortgage-backed securities increased from $185,000 for the three months ended September 30, 1999 to $370,000 for the three months ended September 30, 2000. The increase is primarily due to an increase in the mortgage-backed securities portfolio balance. Interest expense increased from $2.0 million for the three months ended September 30, 1999 to $2.9 million for the same period in 2000. The increase in interest expense is due to an increase in average FHLB advances and an increase in weighted average rates on those advances. The weighted average rate on deposits for the three months ended September 30, 1999 was 3.70%, whereas the weighted average rate on deposits as of September 30, 2000 was 4.03%. The weighted average rate on FHLB advances for the three months ended September 30, 1999 was 5.79%, whereas the weighted average rate on FHLB advances as of September 30, 2000 was 6.56%.

Provision for loan losses are based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. Each month the outstanding balance of loans is compared to the previous month's balance, the difference is then multiplied by a standard percentage the bank has assigned to each credit type, which determines the provision for Allowance for Loan and Lease Losses (ALLL). (Example: a commercial operating secured loan has a ALLL percentage of 1.25%, therefore the increase in ALLL is 1.25% of the gain in the outstanding principal balance for the current month.) As a result of this evaluation, the Company's provision for loan losses decreased from $73,000 for the three months ended September 30, 1999 to $31,000 for the three months ended September 30, 2000.

Non-interest income increased from $707,000 for the three months ended September 30, 1999 to $709,000 for the three months ended September 30, 2000. The primary reason for the increase is income generated from service fees and other charges, which increased $96,000, although the gain on sale of loans is down $94,000.

Non-interest expense increased from $2.0 million for the three months ended September 30, 1999 to $2.1 million for the three months ended September 30, 2000. The increase in compensation and employee related benefits of $84,000 is a result of additional staff hired for new branches and departments.

Income taxes increased from an expense of $229,000 for the three months ended September 30, 1999 to $307,000 for the same time period in 2000, due to an increase in income before tax expense.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

Net income increased from $815,308 for the six months ended September 30, 1999 to $928,171 for the six months ended September 30, 2000.

Net interest income was $4.3 million for the six months ended September 30, 1999, and $4.4 million for the six months ended September 30, 2000. Total interest income increased from $8.2 million for the six months ended September 30, 1999 to $10.1 million for six months ended September 30, 2000. The increase in interest income was the result of an increase in average interest earning assets and an increase in the weighted average yield in the loan portfolio, which was 8.14% for the six months ended September 30, 1999, compared to 8.82% for the six months ended September 30, 2000. The average balance of loans receivable was $175.6 million in the six months ending September 30, 1999 compared to $198.4 million in the six months ending September 30, 2000. Interest income from investment securities increased from $169,000 for the six months ended September 30, 1999 to $309,000 for the six months ended September 30, 2000. The increase is primarily due to an increase in the investment securities portfolio balance. Interest income from mortgage-backed securities increased from $338,000 for the six months ended September 30, 1999 to $740,000 for the six months ended September 30, 2000. The increase is primarily due to an increase in the mortgage-backed securities portfolio balance. Interest expense increased from $3.9 million for the six months ended September 30, 1999 to $5.6 million for the same period in 2000. The increase in interest expense is due to an increase in average FHLB advances, use of a seasonal line with the Federal Reserve Bank, and an increase in weighted average rates. The weighted average rate on deposits for the six months ended September 30, 1999 was 3.68% whereas the weighted average rate on deposits as of September 30, 2000 was 3.92%. The weighted average rate on FHLB advances and the Federal Reserve Bank line for the six months ended September 30, 1999 was 5.60%, compared to a weighted average rate of 6.41% for the same period in 2000.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Company's provision for loan losses decreased from $208,000 for the six months ended September 30, 1999 to $133,000 for the six months ended September 30, 2000, which management believes will be adequate to cover future losses.

Non-interest income remained at $1.3 million for the six months ended September 30, 1999 and the six months ended September 30, 2000. The gain on sale of loans decreased from $619,000 for the six months ended September 30, 1999 to $449,000 for the six months ended September 30, 2000, and service fees and other charges increased from $609,000 for the six months ended September 30, 1999 to $773,000 for the six months ended September 30, 2000. The large increase in fee income is primarily due to Merchant Bankcard Services, which the Bank started offering to its customers last winter.

Non-interest expense increased from $4.1 million for the six months ended September 30, 1999 to $4.2 million for the six months ended September 30, 2000. Compensation and employee related benefits were at $2.4 million for the six months ended September 30, 1999 and the six months ended September 30, 2000. Occupancy and equipment increased $93,000 due to utility expense, leases, and other expenses incurred with the start-up of the Liberty Lake, Washington branch, along with depreciation for the Bank's new in-house computer system. Other non-interest expenses decreased $53,000, remaining at approximately $1.2 million for the six months ended September 30, 1999 and 2000. Data processing expense decreased $88,000 as a result of the conversion to an in-house computer system. This variance was partially offset by an increase in advertising expense of $43,000 for the six months ended September 30, 2000.

Income taxes increased from an expense of $391,000 for the six months ended September 30, 1999 to an expense of $421,000 for the same time period in 2000. The increase was a result of an increase in non-taxable income earned on investments in municipal bonds and a increase in income before income tax expense.

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


                                                  Twelve Months Ending                     Six Months Ending
                                                     March 31, 2000                        September 30, 2000
                                                     --------------                        ------------------
                                                         Interest      Average                  Interest      Average
                                             Average        and        Yield/       Average        and        Yield/
                                             Balance     Dividends      Cost        Balance     Dividends      Cost
                                            ---------    ---------    ---------    ---------    ---------    ---------
(Dollars in Thousands)
          Interest-earning assets:
          Loans receivable                  $ 177,345    $  14,948         8.48%   $ 198,359    $   8,693         8.82%
          Mortgage-backed securities           15,874          981         6.18       20,555          740         7.20
          Investment securities                 8,437          461         7.41       11,577          309         7.44
          Other earning assets                 10,482          588         5.61       10,466          321         6.13
                                            ---------    ---------                 ---------    ---------
          Total interest-earning assets       212,138       16,978         8.13      240,957       10,063         8.50

          Non-interest-earning assets          14,561                                 17,701
                                            ---------                              ---------
          Total assets                      $ 226,699                              $ 258,658
                                            =========                              =========

          Interest-earning liabilities:
          Passbook, NOW and money
             market accounts                $  62,230    $   1,258         2.02    $  64,532    $     605         1.88
          Certificates of deposit              80,039        4,123         5.15       79,062        2,208         5.59
                                            ---------    ---------                 ---------    ---------
          Total deposits                      142,269        5,381         3.78      143,594        2,813         3.92

          Advances from FHLB & other           54,242        3,055         5.63       87,570        2,807         6.41
                                            ---------    ---------                 ---------    ---------
          Total interest-bearing
              liabilities                     196,511        8,436         4.29      231,164        5,620         4.86
                                                         ---------                              ---------
          Non-interest-bearing
              liabilities                       3,393                                  1,447
                                            ---------                              ---------
          Total liabilities                   199,904                                232,611
                                            ---------                              ---------
          Total stockholders' equity           26,795                                 26,047
                                            ---------                              ---------

          Total liabilities and
             total stockholders' equity     $ 226,699                              $ 258,658
                                            =========                              =========

          Net interest income                            $   8,542                                  4,444
                                                         =========                              =========

          Interest rate spread                                3.83%                                  3.63%
                                                         =========                              =========

          Net interest margin                                 4.15%                                  3.83%
                                                         =========                              =========

          Ratio of average interest-
             earning assets to average
             interest- bearing liabilities                  107.95%                                104.24%
                                                         =========                              =========

Liquidity and Capital Resources

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, and borrowings from the Portland Office of the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Liquidity is being able to raise funds in a short period of time without incurring a principle loss. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2000, cash and cash equivalents totaled $13.3 million, or 5.09% of total assets. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. Advances under this credit facility totaled $80.4 million at September 30, 2000. The Company also maintains a seasonal Credit Line with the Portland Federal Reserve and a Line of Credit with First Security Bank. However, as of September 30, 1999 and 2000, the Ban had no advances under these facilities. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 10% of assets under current Board policy) and the National CD's markets.

The primary investing activity of the Company is the origination of loans. During the quarters ended September 30, 1999 and 2000, the Company originated loans in the amounts of $27.3 million and $32.4 million, respectively. At September 30, 2000, the Company had loan commitments totaling $22.2 million, undisbursed lines of credit totaling $29.9 million, and undisbursed loans in process totaling $3.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2000 totaled $59.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of September 30, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 9.32%, 13.16% and 14.04%, respectively.

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


Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of June 30, 2000 and September 30, 2000 as compared to the 10.00% Board approved policy limit.


        September 30, 2000:                               -200 BP                  Flat                 +200 BP
                                                          -------                  ----                 -------
                                                                          (Dollars in Thousands)
        Year 1 NII                                        $9,710                  $9,418                 $9,053
        NII $ Change                                       $292                     --                   ($365)
        NII % Change                                       3.10%                    --                   -3.88%


        June 30, 2000:                                    -200 BP                  Flat                 +200 BP
                                                          -------                  ----                 -------
                                                                          (Dollars in Thousands)
        Year 1 NII                                        $9,559                  $9,267                 $8,885
        NII $ Change                                       $292                     --                   ($382)
        NII % Change                                       3.15%                    --                   -4.12%


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

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company ("Meeting") was held on July 19, 2000. The results of the vote on the matters presented at the Meeting is as follows:

     1. The following individuals were elected as directors, each for a three-year term:
                                        Voted For              Vote Withheld
         W. Dean Jurgens                1,103,680                  2,793
         Clyde E. Conklin               1,100,480                  5,993
         Steve R. Cox                   1,103,680                  2,793

         The terms of Directors William J. Larson, James N. Marker, Robert S. Coleman, Sr., and Larry K. Moxley continued after the meeting.

     2. The FirstBank NW Corp. resolution to appoint BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending March 31, 2001 was approved by stockholders by the following vote:
                  For  1,092,914;  Against  12,750;  Abstain  819

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

         (1)   Incorporated by reference to the Registrant's Annual Meeting.
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
         (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).
         (4) Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated September 15, 1998.

      (b) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRSTBANK NW CORP.


DATED:  November 13, 2000         BY: /s/ CLYDE E. CONKLIN
                                      ------------------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                      ------------------------------------------
                                      Larry K. Moxley
                                      Secretary and Chief Financial Officer