Form 10QSB
period 2000-12-31
FIRSTBANK CORP/ID
filed 2001-02-15
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended December 31, 2000


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




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,546,953 shares outstanding on February 13, 2001.

Transitional Small Business Disclosure Format (check one):

( ) Yes                       (X) No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item    1. Financial Statements (Unaudited)                                Page
           Consolidated Statements of Financial Condition                     1
           Consolidated Statements of Income
              For the three months and nine months ended December
              31, 1999 and 2000                                               2
           Consolidated Statements of Cash Flows
              For the nine months ended December 31, 1999 and
              2000                                                            3
           Consolidated Statements of Comprehensive Income
              For the three months and nine months ended December
              31, 1999 and 2000                                               4
           Notes to Consolidated Financial Statements                       5-7

Item    2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8-12

Item    3. Quantitative And Qualitative Disclosures About Market
           Risk
           Market Risk                                                       13
           Interest Rate Risk                                                13

PART II.  OTHER INFORMATION

Item    1. Legal Proceedings                                                 14
Item    2. Changes in Securities and Use of Proceeds                         14
Item    3. Defaults Upon Senior Securities                                   14
Item    4. Submission of Matters to a Vote of Security Holders               14
Item    5. Other Information                                                 14
Item    6. Exhibits and Reports on Form 8-K                                  14


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
               FirstBank NW Corp. and Subsidiaries
          Consolidated Statements of Financial Condition
                                                            At Dec 31,     At  March 31,      At Dec 31,
                                                               1999             2000             2000
                                                          -------------    -------------    -------------
                                                           (Unaudited)                       (Unaudited)
ASSETS Cash and cash equivalents:
  Non-interest bearing deposits                           $   8,404,219    $   8,276,507    $  12,662,785
  Interest bearing deposits                                   2,794,497        2,972,839          595,340
  Federal funds sold                                          4,088,171        1,246,594          470,668
                                                          -------------    -------------    -------------
Total cash and cash equivalents                              15,286,887       12,495,940       13,728,793

Investment securities:
  Available-for-sale                                         11,327,231       11,334,647       12,434,061
Mortgage-backed securities:
  Held-to-maturity                                            2,527,897        2,483,979        2,369,605
  Available-for-sale                                         19,161,412       18,741,250       17,836,370
Loans receivable, net (Note 2)                              180,999,367      187,664,159      213,829,206
Accrued interest receivable                                   1,903,605        1,866,404        2,474,701
Real estate owned                                                49,997           44,374          112,841
Stock in FHLB, at cost                                        3,585,975        3,965,175        4,713,775
Premises and equipment, net                                   6,268,211        6,212,726        6,125,198
Income taxes receivable                                         143,630          148,636           78,987
Deferred taxes                                                   19,910               --               --
Cash surrender value of life insurance policies               1,644,221        1,663,671        1,724,004
Mortgage servicing assets                                       929,087          925,118          881,563
Other assets                                                    600,304          351,544          500,720
                                                          -------------    -------------    -------------
TOTAL ASSETS                                              $ 244,447,734    $ 247,897,623    $ 276,809,824
                                                          =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                $ 145,635,776    $ 144,906,948    $ 151,618,058
  Advances from borrowers for taxes and insurance             1,129,175        1,369,888          758,912
  Advances from FHLB & other borrowings                      70,427,106       74,578,106       95,027,523
  Deferred federal and state income taxes                            --           37,000          634,778
  Accrued expenses and other liabilities                      1,489,120        1,139,218        1,476,643
                                                          -------------    -------------    -------------
TOTAL LIABILITIES                                           218,681,177      222,031,160      249,515,914
                                                          -------------    -------------    -------------

  Commitments and contingencies (Note 3)

  Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value,  500,000 shares
       authorized; 0 shares issued and outstanding                   --               --               --
  Common stock, $.01 par value,  5,000,000 shares
       authorized; 1,983,750 shares issued;  1,648,535,
       1,616,077 and 1,546,953 shares outstanding                19,838          19,838            19,838
  Additional paid-in-capital                                 18,751,017       18,782,732       18,801,176
  Retained earnings, substantially restricted                14,816,552       15,044,540       16,043,322
  Unearned ESOP shares                                       (1,279,070)      (1,219,800)      (1,074,020)
  Deferred compensation                                        (919,984)        (865,742)        (688,471)
  Treasury stock, at cost; 335,215, 367,673 and 436,797
       shares                                                (4,995,912)      (5,347,032)      (6,147,282)
  Accumulated other comprehensive income (loss)                (625,884)        (548,073)         339,347
                                                          -------------    -------------    -------------
Total Stockholders' Equity                                   25,766,557       25,866,463       27,293,910
                                                          -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 244,447,734      247,897,623    $ 276,809,824
                                                          =============    =============    =============

   See accompanying notes to consolidated financial statements


                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                          Three-months ended          Nine-months ended
                                                             December 31,                December 31,
                                                          1999         2000          1999          2000
                                                      -------------------------   -------------------------
                                                                                    (Unaudited)
Interest income:
  Loans receivable                                    $ 3,725,092   $ 4,621,690   $11,135,319   $13,315,179
  Mortgage-backed securities                              306,898       360,735       644,798     1,100,361
  Investment securities                                   108,401       152,530       277,193       461,200
  Other interest earning assets                           145,420       157,193       435,447       477,974
                                                      -----------   -----------   -----------   -----------
Total interest income                                   4,285,811     5,292,148    12,492,757    15,354,714
                                                      -----------   -----------   -----------   -----------

Interest expense:
  Deposits                                              1,463,252     1,573,420     4,023,378     4,386,196
  Advances from FHLB & other borrowings                   673,881     1,424,118     2,054,840     4,230,395
                                                      -----------   -----------   -----------   -----------
Total interest expense                                  2,137,133     2,997,538     6,078,218     8,616,591
                                                      -----------   -----------   -----------   -----------

Net interest income                                     2,148,678     2,294,610     6,414,539     6,738,123
Provision for loan losses                                   5,348        76,128       212,896       209,442
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     2,143,330     2,218,482     6,201,643     6,528,681
                                                      -----------   -----------   -----------   -----------

Non-interest income:
  Gain on sale of loans                                   259,289       195,512       878,296       644,916
  Service fees and other charges                          321,382       397,171       930,143     1,170,181
  Commissions and other                                    29,515        32,084        75,717        87,735
                                                      -----------   -----------   -----------   -----------
Total non-interest income                                 610,186       624,767     1,884,156     1,902,832
                                                      -----------   -----------   -----------   -----------

Non-interest expense:
  Compensation and employee related benefits            1,184,497     1,272,525     3,545,841     3,707,574
  Occupancy                                               308,290       301,908       836,404       922,888
  Other                                                   559,833       589,406     1,795,977     1,772,707
                                                      -----------   -----------   -----------   -----------
Total non-interest expense                              2,052,620     2,163,839     6,178,222     6,403,169
                                                      -----------   -----------   -----------   -----------

Income before income tax expense                          700,896       679,410     1,907,577     2,028,344
Income tax expense                                        193,657       201,801       585,030       622,564
                                                      -----------   -----------   -----------   -----------
NET INCOME                                            $   507,239   $   477,609   $ 1,322,547   $ 1,405,780
                                                      ===========   ===========   ===========   ===========

Earnings per share (Note 4):
  Net income per share -basic                         $      0.33   $      0.34   $      0.85   $      1.00
  Net income per share -diluted                       $      0.32   $      0.33   $      0.81   $      0.97
  Weighted average shares outstanding -basic            1,528,378     1,392,605     1,564,120     1,407,714
  Weighted average shares outstanding -diluted          1,591,858     1,437,455     1,629,801     1,455,257


           See accompanying notes to consolidated financial statements


                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                      Nine-Months Ended December 31,
                                                                                           1999            2000
                                                                                      ------------------------------
                                                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                                                          $   1,322,547    $   1,405,780
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           647,964          533,891
    Provision for loan losses                                                               218,896          209,442
    Gain on sale of loans                                                                  (878,296)        (631,071)
    FHLB stock dividends                                                                   (165,200)        (290,411)
    ESOP compensation expense                                                               135,541          164,224
    Other (gains) losses, net                                                                16,392           (7,046)
    Deferred compensation expense                                                           386,166          335,659
    Deferred income taxes                                                                   (22,643)          23,703
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                           (691,264)        (713,918)
    Accrued expenses and other liabilities                                                 (563,787)         179,037
    Income taxes receivable (payable)                                                       (79,715)          69,649
                                                                                      -------------    -------------
Net cash provided by operating activities                                                   326,601        1,278,939
                                                                                      -------------    -------------

Cash flows from investing activities:
  Purchase of mortgage-backed securities; available-for-sale                            (11,696,741)              --
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                  901,775          109,909
  Proceeds from maturities of mortgage-backed securities; available-for-sale              2,120,165        1,600,961
  Purchase of investment securities; available for sale                                  (5,383,646)        (333,703)
  Decrease in loans receivable from loans sold                                           69,763,573       43,335,141
  Other net change in loans receivable                                                  (84,510,295)     (69,078,559)
  Purchase of FHLB stock                                                                   (918,800)        (458,189)
  Proceeds from sale of premises and equipment                                                   --               50
  Purchases of premises and equipment                                                    (1,432,205)        (441,959)
  Net increase in cash surrender value of life insurance policies                           (58,011)         (60,333)
  Proceeds from sale of real estate owned                                                   255,672          (61,707)
                                                                                      -------------    -------------
Net cash used in investing activities                                                   (30,958,513)     (25,388,389)
                                                                                      -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                                  (413,557)        (406,998)
  Net increase in deposits                                                               12,357,640        6,711,110
  Advances from borrowers for taxes and insurance                                          (298,740)        (610,976)
  Advances from FHLB & other borrowings                                                 312,125,168      985,101,809
  Payments on advances from FHLB & other borrowings                                    (283,725,168)    (964,652,392)
  Purchase of treasury stock                                                             (2,662,206)        (800,250)
                                                                                      -------------    -------------
Net cash provided by financing activities                                                37,383,137       25,342,303
                                                                                      -------------    -------------

Net increase in cash and cash equivalents                                                 6,751,225        1,232,853

Cash and cash equivalents, beginning of period                                            8,535,662       12,495,940
                                                                                      -------------    -------------
Cash and cash equivalents, end of period                                              $  15,286,887    $  13,728,793
                                                                                      =============    =============

   Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                                  $4,022,346          $ 8,581,796
        Income taxes                                                                               $ 666,654           $  442,242
     Noncash investing and financing activities:
        Unrealized (gains) losses on securities; available-for-sale, net of tax                    $ 578,440            $ 887,420
        Loans receivable charged to the allowance for loan losses                                  $  25,986            $  94,401
        Transfer from loans converted to real estate acquired through foreclosure                  $  24,122                   --


           See accompanying notes to consolidated financial statements


                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                                Three-months ended            Nine-months ended
                                                                   December 31,                 December 31,
                                                                1999           2000          1999           2000
                                                            --------------------------   --------------------------
                                                                                       (Unaudited)

Net income                                                  $   507,239    $   477,609   $ 1,322,547    $ 1,405,780
Other comprehensive income (loss), net of tax:
       Change in unrealized gains (losses) on securities;
             available-for-sale, net of tax                    (251,040)       769,477      (578,440)       887,420
                                                            -----------    -----------   -----------    -----------

       Net other comprehensive income (loss)                   (251,040)       769,477      (578,440)       887,420
---------------------------------------------------------   -----------    -----------   -----------    -----------
Comprehensive income                                        $   256,199    $ 1,247,086   $   744,107    $ 2,293,200
                                                            ===========    ===========   ===========    ===========


           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation, for the three and nine months ended December 31, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      LOANS RECEIVABLE (NET)

Loans receivable at December 31, 1999, March 31, 2000, and December 31, 2000 consists of the following:

                                                 At Dec 31,     At  March 31,     At  Dec 31,
                                                    1999             2000            2000
                                               -------------    -------------   -------------
                                                (Unaudited)                      (Unaudited)
         Real estate loans:
            Residential                        $  71,613,759    $  71,795,666   $  74,009,296
            Commercial                            24,822,451       24,988,009      34,166,914
            Agricultural                          15,846,816       16,003,366      15,480,937
            Construction                           7,945,820        7,818,515       7,065,189

         Other loans:
            Commercial (non-real estate)          26,730,575       32,800,384      39,704,152
            Other consumer                         7,531,098        7,533,147       8,450,440
            Home equity                           23,108,040       24,626,319      27,079,447
            Agricultural operating                 8,441,033        7,467,038      12,419,883
                                               -------------    -------------   -------------


         Total loans receivable                  186,039,592      193,032,444     218,376,258

         Less:
            Loans in process                       2,995,098        3,349,059       2,325,832
            Unearned loan fees and discounts         498,291          414,742         448,000
            Allowance for loan losses              1,547,892        1,604,484       1,726,967
            Other                                     (1,056)              --          46,253
                                               -------------    -------------   -------------

         Loans receivable, net                 $ 180,999,367    $ 187,664,159   $ 213,829,206
                                               =============    =============   =============


(3)      DIVIDEND

On October 19, 2000, the Board of Directors declared a cash dividends of $0.10 per common share to shareholders of record as of November 16, 2000. This dividend was paid on November 30, 2000. On February 1, 2001, the Board of Directors declared a cash dividends of $0.10 per common share to shareholders of record as of February 21, 2001. This dividend will be paid on March 7, 2001.

(4)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                        For the Three Months Ended 12/31/00               For the Nine Months Ended 12/31/00
                                        -----------------------------------               ----------------------------------
                                                    Weighted-        Per-Share                        Weighted         Per-Shar
                                  Net Income     Average Shares        Amount      Net Income      Average Shares        Amount
                                 -------------   --------------   ---------------- -------------   --------------   ---------------
Basic EPS:
Income available to common
    Stockholders                 $     477,609        1,392,605   $           0.34 $   1,405,780        1,407,714   $           1.00
                                                                  ================                                  ================
Effect of dilutive securities:
    Restricted stock awards                 --           44,850                               --          47,543
                                 -------------   --------------                    -------------   --------------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                  $     477,609        1,437,455   $           0.33 $   1,405,780        1,455,257   $           0.97
                                 =============        =========   ================ =============        =========   ================

                                        For the Three Months Ended 12/31/99               For the Nine Months Ended 12/31/99
                                        -----------------------------------               ----------------------------------
                                                    Weighted-        Per-Share                        Weighted         Per-Shar
                                  Net Income     Average Shares        Amount      Net Income      Average Shares        Amount
                                 -------------   --------------   ---------------- -------------   --------------   ---------------
Basic EPS:
Income available to common
    stockholders                 $     507,239        1,528,378   $           0.33 $   1,322,547        1,564,120   $           0.85
                                                                  ================                                  ================
Effect of dilutive securities:
    Restricted stock awards                 --           63,480                               --          65,681
                                 -------------   --------------                    -------------   --------------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                  $     507,239        1,591,858   $           0.32 $   1,322,547        1,629,801   $           0.81
                                 =============   ==============   ================ =============   ==============   ================


As of December 31, 1999 and December 31, 2000, outstanding options to purchase 170,200 and 157,300 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.

(5)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain new disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 125 was adopted by the Company beginning in the first quarter of the year ended December 31, 1997. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The Company does not expect adoption of SFAS No. 140 to have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 138 states that if certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) the adoption of SFAS No. 133 and 138 will have on the Company's consolidated financial statements.

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

GENERAL

On July 1, 1997, FirstBank Northwest converted from mutual to stock form and became a wholly owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock $10.00 per share in conjunction with a subscription offering to the Savings Bank's Employee Stock Ownership Plan (ESOP) and eligible account holders. The net proceeds were approximately $18,921,825. The Company used approximately $9,470,000 of the net proceeds to purchase all the capital stock of the Savings Bank. In addition, $1,587,000 was loaned to the ESOP for the purchase of 158,700 shares in the offering.

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At December 31, 2000 the Bank had six offices in Idaho and two in Washington.

As approved by shareholders on July 20, 1999, FirstBank Corp. changed its state of incorporation from Delaware to Washington and changed its name to FirstBank NW Corp., which was accomplished by merging the Company with and into a newly formed Washington subsidiary. The primary purpose of the reincorporation was to save on the amount of state franchise tax fees paid annually by the Company.

In September 2000, an experienced commercial loan officer was hired to generate business out of the Spokane, Washington valley area. He is located in the Liberty Lake, Washington branch. The Bank is planning on opening a loan product office in Spokane, Washington. One major factor for starting this office is acquiring qualified personnel.

Toward the end of September 2000, the Bank started offering online banking to customers at no charge. The service is being outsourced to Equifax E-Banking Solutions, Inc. and CheckFree Corporation. At December 31, 2000, 6.7% of the Bank's checking customers were registered for online banking services. The Bank plans to have "On-Line Cash Management" available this spring for its commercial customers.

FINANCIAL CONDITION AT DECEMBER 31, 2000 AND MARCH 31, 2000

Assets increased from $247.9 million at March 31, 2000 to $276.8 million at December 31, 2000. Cash and cash equivalents increased from $12.5 million at March 31, 2000 to $13.7 million at December 31, 2000. Loans receivable increased from $187.7 million at March 31, 2000 to $213.8 million at December 31, 2000 as a result of an increase in commercial loans of $15.9 million, agricultural loans of $4.4 million, home equity loans of $2.4 million, loans for sale of $2.5 million, and consumer loans of $0.9 million. Accrued interest receivable increased from $1.9 million at March 31, 2000 to $2.5 million at December 31, 2000 due to a higher average asset base in loans. Deposits increased from $144.9 million at March 31, 2000 to $151.6 million at December 31, 2000 as a result of an increase in brokered CD's of $6.9 million, an increase in CD's of $2.6 million, a decrease in savings deposits of $2.1 million, an increase in interest checking accounts of $1.2 million, an increase in non-interest checking accounts of $0.7 million, and a decrease in money market accounts of $2.5 million. Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings increased from $74.6 million at March 31, 2000 to $95.0 million at December 31, 2000. The increase in FHLB borrowings was used to fund loan growth. Accrued expenses and other liabilities increased from $1.1 million at March 31, 2000 to $1.5 million at December 31, 2000. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased from $0.6 million at March 31, 2000 to $0.9 million at December 31, 2000 due mainly to home equity loans and two construction loans. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non accrual loans.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

Net income decreased from $507,239 for the three months ended December 31, 1999 to $477,609 for the three months ended December 31, 2000.

Net interest income increased from $2.1 million for the three months ended December 31, 1999 to $2.3 million for the three months ended December 31, 2000. Total interest income increased from $4.3 million for the three months ended December 31, 1999 to $5.3 million for the three months ended December 31, 2000. The increase in interest income resulted from an increase in average interest earning assets and an increase in the weighted average yield in the loan portfolio, which was 8.46% for the three months ended December 31, 1999 compared to the weighted average yield for the three months ended December 31, 2000 of 9.01%. The average balance of loans receivable was $177.0 million in the third quarter of 1999 compared to $206.1 million in the third quarter of 2000. Interest income from investment securities increased from $108,000 for the three months ended December 31, 1999 to $153,000 for the three months ended December 31, 2000. The increase is primarily due to an increase in the investment securities portfolio balance. Interest income from mortgage-backed securities increased from $307,000 for the three months ended December 31, 1999 to $361,000 for the three months ended December 31, 2000. The increase is primarily due to an increase in the mortgage-backed securities portfolio's average daily balance for the three month period ended December 31, 1999 and 2000. Interest expense increased from $2.1 million for the three months ended December 31, 1999 to $3.0 million for the same period in 2000. The increase in interest expense is due to an increase in average FHLB advances and an increase in weighted average rates on those advances. The weighted average rate on deposits for the three months ended December 31, 1999 was 3.80%, whereas the weighted average rate on deposits as of December 31, 2000 was 4.19%. The weighted average rate on FHLB advances for the three months ended December 31, 1999 was 5.73%, whereas the weighted average rate on FHLB advances as of December 31, 2000 was 6.47%.

Provision for loan losses are based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. Each month the outstanding balance of loans is compared to the previous month's balance, the difference is then multiplied by a standard percentage the bank has assigned to each credit type, which determines the provision for Allowance for Loan and Lease Losses (ALLL). (Example: a commercial operating secured loan has a ALLL percentage of 1.25%, therefore the increase in ALLL is 1.25% of the gain in the outstanding principal balance for the current month.) As a result of this evaluation, the Company's provision for loan losses increased from $5,000 for the three months ended December 31, 1999 to $76,000 for the three months ended December 31, 2000.

Non-interest income increased from $610,000 for the three months ended December 31, 1999 to $625,000 for the three months ended December 31, 2000. The primary reason for the increase is income generated from service fees and other charges, which increased $78,000, although the gain on sale of loans is down $64,000.

Non-interest expense increased from $2.1 million for the three months ended December 31, 1999 to $2.2 million for the three months ended December 31, 2000. The increase in compensation and employee related benefits of $88,000.

Income taxes increased from an expense of $194,000 for the three months ended December 31, 1999 to $202,000 for the same time period in 2000, due to temporary tax differences that increased taxable income.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 1999 AND 2000

Net income increased from $1.3 million for the nine months ended December 31, 1999 to $1.4 million for the nine months ended December 31, 2000.

Net interest income was $6.4 million for the nine months ended December 31, 1999, and $6.7 million for the nine months ended December 31, 2000. Total interest income increased from $12.5 million for the nine months ended December 31, 1999 to $15.4 million for nine months ended December 31, 2000. The increase in interest income was the result of an increase in average interest earning assets and an increase in the weighted average yield in the loan portfolio, which was 8.48% for the nine months ended December 31, 1999, compared to 8.88% for the nine months ended December 31, 2000. The average balance of loans receivable was $176.0 million in the nine months ending December 31, 1999 compared to $200.9 million in the nine months ending December 31, 2000. Interest income from investment securities increased from $277,000 for the nine months ended December 31, 1999 to $461,000 for the nine months ended December 31, 2000. The increase is primarily due to an increase in the investment securities portfolio balance. Interest income from mortgage-backed securities increased from $645,000 for the nine months ended December 31, 1999 to $1,100,000 for the nine months ended December 31, 2000. The increase is primarily due to an increase in the mortgage-backed securities portfolio's average daily balance for the nine months ended December 31, 1999 and 2000. Interest expense increased from $6.1 million for the nine months ended December 31, 1999 to $8.6 million for the same period in 2000. The increase in interest expense is due to an increase in average FHLB advances, use of a seasonal line with the Federal Reserve Bank, and an increase in weighted average rates. The weighted average rate on deposits for the nine months ended December 31, 1999 was 3.77% whereas the weighted average rate on deposits as of December 31, 2000 was 4.00%. The weighted average rate on FHLB advances and the Federal Reserve Bank line for the nine months ended December 31, 1999 was 5.52%, compared to a weighted average rate of 6.44% for the same period in 2000.

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Company's provision for loan losses decreased from $213,000 for the nine months ended December 31, 1999 to $209,000 for the nine months ended December 31, 2000, which management believes will be adequate to cover future losses.

Non-interest income remained at $1.9 million for the nine months ended December 31, 1999 and the nine months ended December 31, 2000. The gain on sale of loans decreased from $878,000 for the nine months ended December 31, 1999 to $645,000 for the nine months ended December 31, 2000, and service fees and other charges increased from $930,000 for the nine months ended December 31, 1999 to $1,170,000 for the nine months ended December 31, 2000. The large increase in fee income is primarily due to Merchant Bankcard Services, which the Bank started offering to its customers last winter.

Non-interest expense increased from $6.2 million for the nine months ended December 31, 1999 to $6.4 million for the nine months ended December 31, 2000. Compensation and employee related benefits increased from $3.5 million for the nine months ended December 31, 1999 and $3.7 million for the nine months ended December 31, 2000. Occupancy and equipment increased $86,000 due to utility expense, leases, and other expenses incurred with the start-up of the Liberty Lake, Washington branch, along with depreciation for the Bank's new in-house computer system. Other non-interest expenses decreased $23,000, remaining at approximately $1.8 million for the nine months ended December 31, 1999 and 2000. Data processing expense decreased $37,000 as a result of the conversion to an in-house computer system. This variance was partially offset by an increase in advertising expense of $41,000 for the nine months ended December 31, 2000.

Income taxes increased from an expense of $585,000 for the nine months ended December 31, 1999 to an expense of $623,000 for the same time period in 2000. The increase was a result of an increase in income before income tax expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COSTS

The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average tax effected yields and costs. Such yields and costs for the years indicated are derived by dividing tax effected income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                              Year Ending                              Nine Months Ending
                                             March 31, 2000                            December 31, 2000
                                   ---------------------------------------   --------------------------------------
                                                Interest          Average                Interest          Average
                                    Average        and             Yield/     Average       and             Yield/
                                    Balance     Dividends           Cost      Balance    Dividends           Cost
                                   ---------    ---------        ---------   ---------   ---------        ---------
                                                                             (Dollars in Thousands)
Interest-earning assets:
Loans receivable                   $ 177,345    $  14,948            8.48%   $ 200,972   $  13,315            8.88%
Mortgage-backed securities            15,874          981            6.18       20,368       1,101            7.21
Investment securities                  8,437          461            7.41       11,720         461            7.30
Other earning assets                  10,482          588            5.61       10,622         478            6.00
                                   ---------    ---------                    ---------   ---------
Total interest-earning assets        212,138       16,978            8.13      243,682      15,355            8.54

Non-interest-earning assets           14,561                                    17,922
                                   ---------                                 ---------
Total assets                       $ 226,699                                 $ 261,604
                                   =========                                 =========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts                 $  62,230    $   1,258            2.02    $  65,070   $     914            1.87
Certificates of deposit               80,039        4,123            5.15       81,068       3,472            5.71
                                   ---------    ---------                    ---------   ---------
Total deposits                       142,269        5,381            3.78      146,138       4,386            4.00

Advances from FHLB & other            54,242        3,055            5.63       87,557       4,230            6.44
                                   ---------    ---------                    ---------   ---------
Total interest-bearing
    liabilities                      196,511        8,436            4.29      233,695       8,616            4.92
                                                ---------                                ---------
Non-interest-bearing
    liabilities                        3,393                                     1,683
                                   ---------                                 ---------
Total liabilities                    199,904                                   235,378
                                   ---------                                 ---------
Total stockholders' equity            26,795                                    26,226
                                   ---------                                 ---------

Total liabilities and
   total stockholders' equity      $ 226,699                                 $ 261,604
                                   =========                                 =========

Net interest income                             $   8,542                                $   6,739
                                                =========                                =========

Interest rate spread                                3.83%                                    3.63%
                                                =========                                =========

Net interest margin                                 4.15%                                    3.83%
                                                =========                                =========

Ratio of average interest-
   earning assets to average
   interest- bearing liabilities                  107.95%                                  104.27%
                                                =========                                =========

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, and borrowings from the Portland Branch Office of the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Liquidity is being able to raise funds in a short period of time without incurring a principle loss. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2000, cash and cash equivalents totaled $13.7 million, or 4.96% of total assets. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. Advances under this credit facility totaled $89.5 million at December 31, 2000. The Company also maintains a seasonal Credit Line with the Portland Federal Reserve and a Line of Credit with First Security Bank. The balance at December 31, 2000 was $5.5 million. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets.

The primary investing activity of the Company is the origination of loans. During the three month period ended December 31, 1999 and 2000, the Company originated loans in the amounts of $43.0 million and $52.0 million, respectively. At December 31, 2000, the Company had loan commitments totaling $16.3 million, undisbursed lines of credit totaling $27.9 million, and undisbursed loans in process totaling $2.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2000 totaled $66.2 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of December 31, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 9.36%, 12.59% and 13.45%, respectively.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain new disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 125 was adopted by the Company beginning in the first quarter of the year ended December 31, 1997. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The Company does not expect adoption of SFAS No. 140 to have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 138 states that if certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) the adoption of SFAS No. 133 and 138 will have on the Company's consolidated financial statements.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2000, March 31, 2000 and December 31, 1999 as compared to the 10.00% Board approved policy limit.

December 31, 2000:     -200 BP               Flat                 +200 BP
                    ------------         ------------          ------------
                                    (Dollars in Thousands)
Year 1 NII          $     10,219         $      9,864          $      9,366
NII $ Change        $        355                   --          ($       498)
NII % Change                3.60%                  --                 -5.05%

March 31, 2000:        -200 BP               Flat                 +200 BP
                    ------------         ------------          ------------
                                    (Dollars in Thousands)
Year 1 NII          $      9,340         $      9,160          $      8,820
NII $ Change        $        180                   --         ($        340)
NII % Change                1.97%                  --                 -3.71%

December 31, 1999:     -200 BP               Flat                 +200 BP
                    ------------         ------------          ------------
                                    (Dollars in Thousands)
Year 1 NII          $      9,399         $      9,246          $      8,914
NII $ Change        $        153                   --         ($        332)
NII % Change                1.65%                  --                 -3.59%

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

                                  FIRSTBANK NW CORP.


DATED:  February 13, 2001         BY: /s/CLYDE E. CONKLIN
                                      -----------------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer

                                  BY: /s/LARRY K. MOXLEY
                                      -----------------------------------------
                                      Larry K. Moxley
                                      Secretary and Chief Financial Officer