Form 10KSB
period 2001-03-31
FIRSTBANK CORP/ID
filed 2001-06-27
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended March 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22435


                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Washington                                            84-1389562
---------------------------------------------                  -----------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                                  I.D. Number)

920 Main Street, Lewiston, Idaho                                    83501
---------------------------------------------                       -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (208) 746-9610
                                                               ----------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                      -----
Securities registered pursuant to Section 12(g) of the Act:

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The Registrant's revenues for the year ended March 31, 2001 were $23.3 million.

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was $15,829,141 based on the last reported sale price of the common stock of the Registrant on the Nasdaq National Market on June 15, 2001. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant.

         As of June 15, 2001, there were 1,510,792 shares outstanding of the Registrant's common stock.

         Transitional Small Business Disclosure format (check one):
YES  [ ]   NO  [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on July 18, 2001 are incorporated by reference into Part II of this Form 10-KSB.

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

         The Bank, founded in 1920, is a Washington-chartered state savings bank located in Lewiston, Idaho. The Bank, which was formed as an Idaho mutual savings and loan association, converted to a federal mutual savings and loan association in 1935 and adopted the federal mutual savings bank charter in 1990. In July 1997, the Bank relocated its main office to Clarkston, Washington and on January 30, 1998 converted to a Washington-chartered savings bank. The Bank is currently regulated by the State of Washington, its primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1933. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1933.

         The Bank is a community-oriented financial institution, operating in one business segment, that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage loans, commercial, and agricultural real estate loans within the Bank's market area. The Bank also is active in originating construction, and consumer and other non-real estate loans. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the fixed-rate residential mortgage loans with maturities in excess of 15 years that it originates while retaining the servicing rights on most of the conventional loans it sells, although in the year ended March 31, 2001 the Bank retained some 30-year fixed rate loans for its portfolio.

MARKET AREA

         FirstBank's general market area includes Northern Idaho and Eastern Washington. Administratively headquartered in Lewiston, Idaho, the Bank operates eight full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and in Clarkston and Liberty Lake, Washington. The Bank also operates three real estate loan production offices, in Lewiston, Moscow and Coeur d'Alene, and commercial and agricultural production centers in Lewiston and Moscow. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The vast majority of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         In general, the market areas served by the Bank are dependent on agriculture, mining, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agricultural activity in the Bank's market area is mainly dry land farming, the primary crop being wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock production is also a major part of the region's economy. Lewiston is the largest city in Northern Idaho and serves as the regional center for state government. The economy of Lewiston, in Nez Perce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped keep the economy stable in recent years. Moscow, Idaho, in Latah County, has a population of approximately 21,000 and the county itself has a population of approximately 34,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. Grangeville, Idaho, in Idaho County, has an economy based primarily on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry has resulted in a decline in the population of Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur d'Alene, Idaho, in Kootenai County, has a population of approximately 35,000 and the county itself has approximately 110,000 residents. Tourism, forest products, mining and agriculture are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily because of the expanding tourism industry and migration from more populous parts of the Western and Northwestern United States. As a result, real estate activity has been high with a large amount of new home construction. Liberty Lake, Washington, the site of the Bank's newest branch, is located in the rapidly growing I-90 corridor between Coeur d'Alene, Idaho and Spokane, Washington. The Bank's growth prospects throughout that region are outstanding as more businesses and technology firms locate there.

SELECTED FINANCIAL DATA

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the fiscal years indicated.

                                                                   At March 31,
                                                      ------------------------------------
FINANCIAL CONDITION DATA:                                 1999         2000         2001
                                                      ----------   ----------   ----------
                                                                   (In Thousands)
Total assets                                          $  206,745   $  247,898   $  281,062
Loans receivable, net                                    165,617      187,664      219,151
Cash and cash equivalents                                  8,536       12,496       12,805
Investment securities held-to-maturity                       700           --           --
Investment securities available-for-sale                   6,536       11,335       12,568
Mortgage-backed securities held-to-maturity                2,739        2,484        2,335
Mortgage-backed securities available-for-sale             10,135       18,741       17,704
Deposits                                                 133,278      144,907      157,797
Advances from FHLB and other borrowers                    42,027       74,578       90,917
Stockholders' equity                                      27,774       25,866       27,976


                                                                Year Ended March 31,
                                                      ------------------------------------
                                                          1999         2000         2001
                                                      ----------   ----------   ----------
SELECTED OPERATING DATA:                              (In Thousands, except per share data)

Interest income                                       $   14,961   $   16,979   $   20,757
Interest expense                                           7,223        8,437       11,617
                                                      ----------   ----------   ----------
Net interest income                                        7,738        8,542        9,140
Provision for loan losses                                    296          287          303
                                                      ----------   ----------   ----------
Net interest income after provision for loan losses        7,442        8,255        8,837
Non-interest income                                        3,106        2,426        2,594
Non-interest expenses                                      7,593        8,158        8,683
                                                      ----------   ----------   ----------
Income before income tax expense                           2,955        2,523        2,748
Income tax expense                                           923          818          866
                                                      ----------   ----------   ----------
Net income                                            $    2,032   $    1,705   $    1,882
                                                      ==========   ==========   ==========

Per Share Data:
    Basic earnings per share                          $     1.16   $     1.11   $     1.34
    Diluted earnings per share                        $     1.13   $     1.06   $     1.30
                                                      ==========   ==========   ==========

Dividends per share                                   $     0.34   $     0.36   $     0.38
                                                      ==========   ==========   ==========

                                                                           At or For the
                                                                        Year Ended March 31,
                                                                    ----------------------------
                                                                    1999        2000        2001
                                                                    ----        ----        ----
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)                                         1.03%       0.75%       0.71%
Return on average equity (2)                                         6.94        6.36        7.07
Average equity to average assets (3)                                14.88       11.82       10.00
Total equity to total assets at end of year                         13.43       10.43        9.95
Interest rate spread (4)                                             3.88        3.84        3.59
Net interest margin (5)                                              4.36        4.16        3.83
Average interest-earning assets to average interest-bearing
   liabilities                                                     112.07      107.95      104.52
Non-interest expense as a percent of average assets                  3.86        3.60        3.27
Efficiency ratio (6)                                                70.02       72.64       71.82
Dividend payout ratio                                               30.45       36.95       29.19

Equity Ratios:
Tier I capital to average assets                                    10.20       10.00        9.18
Tier I capital to risk-weighted assets                              14.40       13.40       13.52
Total capital to risk-weighted assets                               15.40       13.10       14.45

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent
   of loans receivable, net                                          0.38        0.31        0.66
Nonperforming assets as a  percent of total assets                   0.54        0.33        0.53
Allowance for loan losses as a percent of total loans
   receivable                                                        0.76        0.83        0.78
Allowance for loan losses as a percent of nonperforming
   loans                                                           217.76      275.13      121.83
Net charge-offs to average outstanding loans                         0.04        0.02        0.07

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

LENDING ACTIVITIES

         GENERAL. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one to four-family residential property. With the establishment of the Commercial Loan Department in fiscal 1998, commercial real estate and commercial non-real estate lending have become a significant portion of the lending activities. The Bank is also active in originating construction and agricultural real estate loans. The Bank's net loans receivable totaled $219.2 million at March 31, 2001, representing 78.0% of consolidated total assets. The Bank uses the FHLB twelve month advance rate as the index for adjustable rate loans.

         LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan for the years indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.

                                                                    At March 31,
                                 -----------------------------------------------------------------------------
                                            1999                       2000                       2001
                                 -----------------------    -----------------------   ------------------------
                                   Amount       Percent       Amount       Percent       Amount       Percent
                                 ----------   ----------    ----------   ----------    ----------   ----------
                                                               (Dollars in Thousands)
Real estate loans:
Residential                      $   71,516        39.78%   $   71,796        37.19%   $   74,892        33.35%
Agricultural                         16,257         9.05        16,003         8.29        15,383         6.85
Commercial                           23,484        13.06        24,988        12.95        37,969        16.91
Construction                          9,333         5.19         7,819         4.05         8,028         3.57
                                 ----------   ----------    ----------   ----------    ----------   ----------
Total real estate loans             120,590        67.08       120,606        62.48       136,272        60.68
                                 ----------   ----------    ----------   ----------    ----------   ----------

Consumer and other loans:
Commercial                           27,969        15.56        32,800        16.99        41,789        18.61
Home equity                          18,166        10.10        24,626        12.76        27,323        12.17
Other consumer                        8,687         4.83         7,533         3.90         8,255         3.67
Agricultural operating                4,357         2.43         7,467         3.87        10,938         4.87
                                 ----------   ----------    ----------   ----------    ----------   ----------
Total consumer and other loans       59,179        32.92        72,426        37.52        88,305        39.32
                                 ----------   ----------    ----------   ----------    ----------   ----------

Total loans receivable              179,769       100.00%      193,032       100.00%      224,577       100.00%
                                              ==========                 ==========                 ==========

Less:
Loans in process                     12,237                      3,349                      3,248
Unearned loan fees and discounts        554                        415                        420
Allowance for loan losses             1,361                      1,604                      1,758
                                 ----------                 ----------                 ----------
Loans receivable, net            $  165,617                 $  187,664                 $  219,151
                                 ==========                 ==========                 ==========

         RESIDENTIAL REAL ESTATE LENDING. The principal lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase or refinance existing residential real estate. At March 31, 2001, $74.9 million, or 33.4%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac").

         The Bank generally retains all of the conventional fixed-rate mortgages with maturities of 15 years or less and sells all of the fixed-rate mortgage loans with maturities in excess of 15 years that it originates, although in the year ended March 31, 2001 the Bank retained some 30-year, fixed-rate loans for its portfolio. The Bank generally retains all of the ARM loans it originates. A majority of the loans sold by the Bank are sold to private investors. The remainder of loans sold are purchased by the Federal National Mortgage Association ("Fannie Mae") or Freddie Mac. The Bank sells loans to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, all loans are sold without recourse, although on occasion, in the past the Bank has sold loans with recourse. As of March 31, 2001, the Bank remains contingently liable for approximately $431,000 of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "-- Lending Activities -- Loan Originations, Sales and Purchases."

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

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 2001, the Bank's residential loan portfolio included $13.1 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has historically found that its origination of non-conforming loans has not resulted in high amounts of nonperforming loans.

         The Bank also originates residential mortgage loans that are insured by the Federal Housing Administration, or guaranteed by the Veterans Administration or the United States Department of Agriculture Rural Development. These loans are sold to private investors or to the Idaho Housing and Finance Agency. A significant portion of the Bank's residential mortgage loan originations in recent years has consisted of government insured and guaranteed loans. Most of these loans have been originated in the Coeur d'Alene area, where there is a significant amount of entry-level housing available. The Bank generally sells the government insured loans that it originates to private investors on a servicing-released basis.

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

         CONSTRUCTION LENDING. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions in Northern Idaho, especially in the area around Coeur d'Alene, lower long-term interest rates and an increased demand for housing units as a result of the population growth in Northern Idaho. At March 31, 2001, construction loans totaled $8.0 million, or 3.6% of total loans. At such date, the average amount of the Bank's construction loans was approximately $100,000. The largest construction loan in the Bank's portfolio at March 31, 2001 was $247,000. During the year ended March 31, 2001, construction loans constituted 9.6% of total loan originations.

         The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent financing in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 2001, speculative loans totaled $3.3 million, or 40.9% of the total construction loan portfolio. Construction loans to individuals are generally converted to permanent mortgage loans upon completion of the construction period. At March 31, 2001, custom construction loans to individuals totaled $804,000 or 10.0% of the total construction loan portfolio.

         Construction lending provides the Bank with the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified (i.e., speculative loans) carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because much of the Bank's construction lending is in the Coeur d'Alene area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio. Accordingly, the Bank closely monitors sales and listings in the Coeur d'Alene real estate market and will limit the amount of speculative loans if it perceives there are unfavorable market conditions.

         Loans to builders for the construction of one-to-four family residences are generally made for a term of 12 months. The Bank's loan policy includes a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation and monitors their borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 2001, the Bank had approved five major builders, the largest borrowing capacity of which was approximately $2.5 million. At March 31, 2001, the Bank's major builders had total loans of $3.6 million outstanding. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

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

         AGRICULTURAL LENDING. Agricultural lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 27 years of experience, the Chief Operating Officer has 21 years of experience, and the Vice President of Agricultural Lending has 24 years of experience in agricultural lending. The existing staff's experience maintains the Bank as the most experienced agricultural lender in the area. At March 31, 2001, agricultural real estate loans totaled $15.4 million, or 6.9% of the Bank's total loan portfolio.

         AGRICULTURAL REAL ESTATE LENDING. The Bank presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Bank's market area, primarily around Lewiston. The Bank offers adjustable-rate loans that adjust annually after an initial fixed period of one, three or five years. Such loans generally provide for up to a 25-year term. The Bank also offers fixed-rate loans with a ten-year term and a ten-year amortization schedule. The Bank also makes agricultural operating loans.

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the farmer and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 2001, the largest agricultural real estate loan was $963,000, which was performing according to its terms, and the Bank's average agricultural real estate loan was approximately $121,000.

         Agricultural real estate lending provides the Bank the opportunity to earn yields higher than those generally available on standard conforming residential real estate lending. However, agricultural real estate lending involves a greater degree of risk than residential real estate loans. Payments on agricultural real estate loans are dependent on the successful operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Farming in the Bank's market area is generally dry-land farming, with wheat being the primary crop. Accordingly, adverse circumstances affecting the area's wheat crop could have an adverse effect on the Bank's agricultural loan portfolio.

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

         AGRICULTURAL OPERATING AND EQUITY LENDING. At March 31, 2001, agricultural operating loans totaled $10.9 million, or 4.9% of total loans. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and their business entities. Payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Underwriting requires substantial cash working capital and annual production income sufficient to meet payment obligations on an annual basis.

         The risk of crop damage by weather conditions can be reduced by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally does not require its borrowers to obtain multi-peril crop or hail insurance. Farmers may mitigate the effect of price declines through the use of futures contracts, options or forward contracts. The Bank does not monitor or require the use of these instruments by its borrowers.

         COMMERCIAL REAL ESTATE LENDING. Commercial real estate lending has become a significant part of the Bank's lending strategy. At March 31, 2001, the Bank's commercial real estate loan portfolio totaled $38.0 million, or 16.9% of total loans. During the year ended March 31, 2001, originations of commercial real estate loans totaled $10.2 million. In connection with the expansion of the Bank's community banking activities, the Bank intends to continue commercial real estate lending, subject to market conditions.

         The Bank's commercial real estate loans include loans secured primarily by owner-occupied buildings, storage facilities, manufactured home parks, small office buildings, retail shops, multi-family residential properties and other small commercial properties. The portfolio also contains a very limited amount of specialty realty (i.e., restaurants, motel, etc.). Commercial real estate loans in the Bank's portfolio only includes loans originated by the Bank. At March 31, 2001, the average size of the Bank's commercial real estate loans was $317,000 and the largest was $2.5 million. Appraisals on properties that secure commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Security debt coverage ratios, total debt coverage ratios, and working capital assessments are key underwriting criteria. Operating statements on most commercial loans are prepared and submitted to the Bank on an annual basis.

         COMMERCIAL BUSINESS LENDING. Commercial lending has become increasingly important to the Bank's lending strategy in recent years. The Bank's real estate relationships have resulted in increased commercial lending opportunities with these customers. This reflects the Bank's objective to provide its commercial and small business customers with a complete lending and banking relationship. The Company's staff of experienced lenders was able to increase commercial non-real estate loans to 18.6% of the total loan portfolio as of March 31, 2001 from 17.0% of the total loan portfolio at March 31, 2000. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit renewed annually while equipment secured loans may be for a term as long as five years. Nonresidential commercial lending has increased from $32.8 million to $41.8 million from fiscal year ended 2000 and 2001, respectively. To more accurately reflect the overall interest rate environment, the Bank has changed the index used for adjustable rate loans from the one year Treasury constant maturity to the FHLB twelve month advance rate.

         Commercial lending provides the Bank with an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, the collateral for these loans are usually more difficult to evaluate and monitor and, therefore, involve a higher degree of risk than commercial real estate or one-to-four family residential mortgage loans. Because loan payments are dependent on cash flow and profitability of the business, and require successful operation and management of the business entity, repayment of such loans may be affected by adverse conditions in the commercial real estate market or the economy. Accordingly, management strength, performance history within the business sector and other financial resources are included in underwriting criteria for commercial business loans. In addition, personal guarantees are typically required to assure those strengths are backing the credit relationship.

         Of the commercial loan production in the fiscal year ended 2001, operating loans represent 47.8%, equipment loans 14.5%, working capital loans 7.0%, letters of credit 10.1%, governmental and school districts loans 18.2%, and small business and industry loans 2.4%. The Bank participates in small business and industry guarantee programs that are designed to assist businesses that cannot qualify for conventional financing.

         CONSUMER AND OTHER LENDING. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2001, the Bank's consumer and other non-mortgage loans totaled approximately $35.6 million, or 15.8% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has more aggressively marketed.

         At March 31, 2001, home equity loans totaled $27.3 million. The Bank offers both home equity second mortgage loans and lines of credit. Substantially all of the Bank's home equity loans are primarily secured by second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years with fixed interest rates and ten year term loans with adjustable interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate. Home equity loans are generally underwritten at 80% loan to value including the first mortgage with exceptions granted for demonstrated exceptional financial strength.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at March 31, 2001 regarding the dollar amount of principal repayments for loans becoming due during the years indicated. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                                         After       After
                                              One       5 Years     10 Years
                               Within     Year Through  Through      Through       Beyond
                              One Year      5 Years     10 Years     15 Years     15 Years      Total
                             ----------   ----------   ----------   ----------   ----------   ----------
                                                              (In Thousands)
Real estate loans:
  Residential                $      253   $    1,698   $    4,174   $   12,052   $   56,715   $   74,892
  Construction                    8,028           --           --           --           --        8,028
  Commercial                      5,536        4,437          450       11,156       16,390       37,969
Agricultural                      5,841        5,148        2,510        3,010        9,812       26,321
Commercial non-real estate       21,240       14,391        5,156          619          383       41,789
Consumer and other loans          3,006        6,451       16,873        8,136        1,112       35,578
                             ----------   ----------   ----------   ----------   ----------   ----------
Total loans receivable       $   43,904   $   32,125   $   29,163   $   34,973   $   84,412   $  224,577
                             ==========   ==========   ==========   ==========   ==========   ==========

         The following table sets forth the dollar amount of all loans due after March 31, 2001, that have fixed interest rates and have floating or adjustable interest rates.

                                                                        Fixed        Floating or
                                                                        Rates      Adjustable Rates
                                                                     ----------    ----------------
                                                                            (In Thousands)
Real estate loans:
  Residential                                                        $   47,102          $   27,790
  Construction                                                            7,556                 472
  Commercial                                                              5,447              32,522
Agricultural                                                              3,084              23,237
Commercial non-real estate                                               16,576              25,213
Consumer and other loans                                                 25,835               9,743
                                                                     ----------          ----------
Total loans receivable                                               $  105,600          $  118,977
                                                                     ==========          ==========

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

         Loan Solicitation and Processing. Loan applicants come primarily through existing customers, referrals by realtors and homebuilders, and walk-ins. The Bank also uses radio and newspaper advertising to create awareness of its loan products. In addition to originating loans through its branch offices, the Bank operates two mortgage loan centers, one in Coeur d'Alene and one in Lewiston, which includes Moscow, to supplement residential real estate loan originations. The Bank does not utilize any loan correspondents, mortgage brokers or other forms of wholesale loan origination. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a certified, independent fee appraiser.

         Residential real estate loans up to $275,000 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans up to $750,000 must be approved by two members of the management loan committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans resulting in total extension of credit to one borrower up to $750,000 must be approved by two members of the management loan committee. Any loan that would result in the total extension of credit to one borrower to be in excess of $750,000 or to a major builder in excess of its maximum credit limit must be approved by the Board of Directors Loan Committee. Consumer loans up to $25,000 and home equity loans up to $100,000 may be approved by designated underwriters. All other consumer and home equity loans must be approved by two members of the management loan committee.

         LOAN ORIGINATIONS, SALES AND PURCHASES. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 2001, the Bank originated $168.4 million of loans. Residential real estate loan originations totaled $60.1 million for the year ended March 31, 2001. Of the $113.8 million of loans originated during the year ended March 31, 2001, 51.5% were adjustable-rate loans and 48.5% were fixed-rate loans.

         In the early 1990's, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $1.1 million and $840,000 during the years ended March 31, 2000 and 2001, respectively. The Bank sells loans on a loan-by-loan basis. Generally a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Where a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In such event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, all loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 2001, the Bank remained contingently liable for approximately $431,000 of loans sold with recourse.

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

         The following table shows total loans originated, purchased, sold and repaid during the years indicated.

                                                         Year Ended March 31,
                                               --------------------------------------
                                                   1999          2000          2001
                                               ----------    ----------    ----------
                                                            (In Thousands)
Total loans receivable at  beginning of year   $  154,202    $  179,769    $  193,032
                                               ----------    ----------    ----------
Loans originated:
Real estate loans:
   Residential                                    105,939        66,323        60,085
   Construction                                    15,411        10,492        10,864
   Agricultural                                     4,249         4,493           786
   Commercial                                      14,726         5,255        10,184
Commercial non-real estate                         18,539        26,763        15,995
Consumer and other loans                            6,763        19,559        15,872
                                               ----------    ----------    ----------
Total loans originated                            165,627       132,885       113,786
                                               ----------    ----------    ----------

Loans purchased:
   Real estate loans:
   Residential                                      1,270           940            10
   Construction                                        --            --           703
   Agricultural                                       775         1,980         2,212
   Commercial                                          --           239            --
Commercial non-real estate                             --            --            --
Consumer and other loans                               --            --         1,900
                                               ----------    ----------    ----------
Total loans purchased                               2,045         3,159         4,825
                                               ----------    ----------    ----------

Loans sold:
Servicing retained                                (38,204)      (40,239)       (7,529)
Servicing released                                (55,722)      (42,290)      (41,842)
                                               ----------    ----------    ----------
Total loans sold                                  (93,926)      (82,529)      (49,371)
                                               ----------    ----------    ----------

Loan principal repayments                         (23,841)      (34,790)      (30,803)
                                               ----------    ----------    ----------

Refinanced loans                                  (24,338)       (5,462)       (6,892)
                                               ----------    ----------    ----------
Change in total loans receivable                   25,567        13,263        31,545
                                               ----------    ----------    ----------
Total loans receivable at end of year          $  179,769    $  193,032    $  224,577
                                               ==========    ==========    ==========


         LOAN COMMITMENTS. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $25.1 million at March 31, 2001. In addition, the Bank had commitments to fund outstanding credit lines of approximately $28.7 million and commitments to fund credit card lines of approximately $3.0 million at March 31, 2001.

         LOAN ORIGINATION AND OTHER FEES. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $420,000 of unearned loan fees and discounts at March 31, 2001and $415,000 of unearned loan fees and discounts at March 31, 2000.

         LOAN SERVICING. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 2001, the Bank was servicing $138.2 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 2001, the Bank held $1.4 million in escrow for its portfolio of loans serviced.

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

                                                                          At March 31,
                                                                   ------------------------
                                                                    1999     2000     2001
                                                                   ------   ------   ------
                                                                    (Dollars in Thousands)
Loans accounted for on a  nonaccrual basis:
Real estate loans:
   Residential                                                     $  386   $  488   $  308
   Construction                                                        --       --      316
   Agricultural                                                        --       --       57
   Commercial                                                          --       29       --
Commercial non-real estate                                            182       --      226
Consumer and other loans                                               44       65      254
                                                                   ------   ------   ------
Total                                                                 612      582    1,161
                                                                   ------   ------   ------

Accruing loans which are contractually past due 90 days or more:
Real estate loans:
   Residential                                                         --       --      125
   Construction                                                        13       --       --
   Agricultural                                                        --       --       --
   Commercial                                                          --       --       --
Commercial non-real estate                                             --       --      157
Consumer and other loans                                               --       --       --
                                                                   ------   ------   ------
Total                                                                  13       --      282
                                                                   ------   ------   ------

Total of nonaccrual and 90 days past
  due loans                                                           625      582    1,443
Real estate owned                                                     299       44       33
                                                                   ------   ------   ------
Total nonperforming loans                                             924      626    1,476

   Restructured loans                                              $  201   $  198   $   --
                                                                   ------   ------   ------

Total nonperforming assets                                         $1,124   $  824   $1,476
                                                                   ======   ======   ======

Nonaccrual and 90 days or more past due
   loans as a percent of loans receivable, net                       0.38%    0.31%    0.66%
Nonaccrual and 90 days or more past
   due loans as a percent of total assets                            0.30%    0.23%    0.51%
Nonperforming assets as a percent of
   total assets                                                      0.54%    0.33%    0.53%
Total nonperforming assets to total loans                            0.63%    0.43%    0.66%

         Interest income that would have been recorded for the year ended March 31, 2001 had nonaccruing loans been current in accordance with their original terms amounted to approximately $59,000. The amount of interest included in interest income on such loans for the year ended March 31, 2001 amounted to approximately $11,000.

         REAL ESTATE OWNED. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or 90 day liquidation value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2001, the Bank had $33,000 of REO.

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

         At March 31, 2001, classified assets of the Company totaled $2.4 million. Assets classified as loss totaled $26,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $2,000, installment loans of $9,000, and a mortgage loan of $15,000. Assets classified as substandard totaled $2.4 million, which consists of $1.3 million of commercial loans, $399,000 of consumer loans, $382,000 of residential loans, $229,000 of construction loans, $90,000 of agricultural loans, and a $33,000 REO. Of the substandard assets, 76.3% resulted from the decline in the timber industry, unpredictable management decisions, and loss of income. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                   At March 31,
                                            --------------------------
                                             1999      2000      2001
                                            ------    ------    ------
                                                  (In Thousands)
              Loss                          $   26    $   17    $   26
              Doubtful                          --        --        --
              Substandard                      697       667     2,417
                                            ------    ------    ------
              Total classified assets       $  723    $  684    $2,443
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

         At March 31, 2001, the Bank had an allowance for loan losses of $1.8 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                                    Year Ended March 31,
                                                                --------------------------
                                                                 1999      2000      2001
                                                                ------    ------    ------
                                                                  (Dollars in Thousands)
              Allowance at beginning of year                    $1,120    $1,361    $1,604

              Provision for loan losses(1)                         296       287       303

              Recoveries                                             1        --         6

              Charge-offs:
              Real estate loans:
                 Residential                                        21         3        44
                 Construction                                       --        --        --
                 Agricultural                                       --        --        --
                 Commercial                                         --        --        --
              Commercial non-real estate                            --        --        --
              Consumer and other loans                              35        41       111
                                                                ------    ------    ------
              Total charge-offs                                     56        44       155
                                                                ------    ------    ------
              Net charge-offs                                       55        44       149
                                                                ------    ------    ------
              Balance at end of year                            $1,361    $1,604    $1,758
                                                                ======    ======    ======

              Allowance for loan losses as a percent of total
                 loans receivable                                 0.76%     0.83%     0.78%
              Net charge-offs to average outstanding loans        0.04%     0.02%     0.07%

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Comparison of Operating Results for the Years Ended March 31, 2000 and 2001 -- Provisions for Loan Losses" for a discussion of the factors contributing to changes in the Bank's provision for loan losses between the years.

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

                                                        At March 31,
                                  ---------------------------------------------------------
                                       1999                2000                 2001
                                  ------------------ ------------------- ------------------
                                                   (Dollars in Thousands)
                                         % of Loans         % of Loans            % of Loans
                                         in Category        in Category           in Category
                                          to Total           to Total              to Total
                                  Amount    Loans    Amount    Loans     Amount      Loans
                                  ------ ----------- ------ -----------  ------   ---------
Residential                       $  288     39.78%  $  273     37.19%  $  234      33.35%
Construction                         217      5.19      119      4.05      140       3.57
Agricultural                         252     11.48      290     12.16      318      11.72
Commercial                           527     28.62      655     29.94      882      35.52
Consumer and other loans              77     14.93      267     16.66      184      15.84
                                  ------    ------   ------    ------    ------    ------
Total allowance for loan losses   $1,361    100.00%  $1,604    100.00%   $1,758    100.00
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

         The Chief Executive Officer and the Chief Financial Officer determine appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's investment policies generally limit investments to FHLB obligations, certificates of deposit, U.S. Government and agency securities, municipal bonds rated AAA, mortgage-backed securities and certain types of mutual funds. The Bank does not purchase high-risk mortgage derivative products for hedging purposes. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

         Investment securities are purchased primarily for managing liquidity. Generally, the Bank purchases mortgage-backed securities during times of reduced loan demand. The Bank's investments are primarily long term, insured Bank Qualified State of Idaho Municipal Bonds. Most of the mortgage-backed securities are longer-term FHLMC and FNMA back securities.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the years indicated.

                                                     At March 31,
                             ------------------------------------------------------------
                                    1999                 2000                2001
                             -------------------- ------------------- -------------------
                                        Percent             Percent             Percent
                             Carrying   of        Carrying  of        Carrying  of
                             Value      Portfolio Value     Portfolio Value     Portfolio
                             -------    --------- -------   --------- -------   ---------
                                                 (Dollars in Thousands)
Available-for-sale:
Investment securities        $ 6,536     32.50%   $11,335    34.81%   $12,568    38.54%
Mortgage-backed securities    10,135     50.40     18,741    57.56     17,704    54.30
                             -------    ------    -------   ------    -------   ------
Total available-for-sale      16,671     82.90     30,076    92.37     30,272    92.84
                             -------    ------    -------   ------    -------   ------

Held-to-maturity:
Investment securities            700      3.48         --       --         --       --
Mortgage-backed securities     2,739     13.62      2,484     7.63      2,335     7.16
                             -------    ------    -------   ------    -------   ------
Total held-to-maturity         3,439     17.10      2,484     7.63      2,335     7.16
                             -------    ------    -------   ------    -------   ------
Total                        $20,110    100.00%   $32,560   100.00%   $32,607   100.00%
                             =======    ======    =======   ======    =======   ======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 2001.

                                           Over             Over
                          Less Than       One to           Five to            Over Ten
                          One Year       Five Years       Ten Years             Years
                       --------------  -------------  -----------------    ----------------
                       Amount   Yield  Amount  Yield  Amount     Yield      Amount    Yield
                       ------   -----  ------  -----  -------   -------    --------   -----
                                               (Dollars in Thousands)
Investment Securities   $  --     --%  $  --     --%  $ 1,172      7.52%   $ 11,396   7.80%
Mortgage-backed
  securities               --     --      --     --        19      7.60      20,020   6.85
                        -----   ----   -----   ----   -------   -------    --------   ----
Total                   $  --     --%  $  --     --%  $ 1,191      7.52%   $ 31,416   7.19%
                        =====   ====   =====   ====   =======   =======    ========   ====


DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle are used to compensate for reductions in the availability of funds from other sources. The Company also maintains additional credit facilities with Wells Fargo Bank, and the Federal Reserve Bank of San Francisco.

         DEPOSIT ACCOUNTS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of Idaho and Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank accepts brokered deposits with maturities between ninety days and two years. At March 31, 2001, the Bank had $2.8 million in brokered deposits, which is 1.4% of total assets. At March 31, 2001, certificates of deposit that are scheduled to mature in less than one year totaled $67.1 million. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         The following table sets forth information concerning the Bank's deposits at March 31, 2001.

       Weighted
        Average                                                                        Percentage
       Interest       Checking and                     Minimum                           of Total
           Rate      Savings Deposits                   Amount         Balance           Deposits
       --------    --------------------               ----------     ----------        ----------
                                        (In Thousands, except minimum amount)
           0.75%   NOW                                  $     --     $   40,502             25.67%
           3.69    Money Market Deposit                       --         15,033              9.53
           2.00    Passbook                                   --         12,349              7.83
                                                                     ----------            ------
                                        Total Checking & Passbook        67,884             43.03
                                                                     ----------            ------

                   Certificates of Deposit
                   -----------------------
           4.41    7 days to 179 days                      2,500         13,226              8.38
           5.56    6 months to less than 1 year            2,500         15,114              9.58
           5.84    1 year to less than 2 years             2,500          6,768              4.29
           5.60    2 years to less than 3 years            2,500          7,408              4.69
           5.62    New 2 years to 5 years-
                   Add on                                    500          4,913              3.11
           5.54    3 years to less than 4 years            2,500          1,696              1.07
           5.68    4 years to less than 5 years            2,500          1,115              0.71
           5.56    5 years to less than 10 years           2,500          3,424              2.17
           4.76    IRA Variable                              500            775              0.49
           6.40    Special, Less than 1 year              10,000         17,249             10.93
           6.38    Special, 1 year to less than
                   2 years                                10,000          9,259              5.87
           6.49    Special, 2 years to less than
                   3 years                                10,000          8,966              5.68
                                                                     ----------            ------

                                   Total Certificates of  Deposit        89,913             56.97
                                                                     ----------            ------

                                                  Total  Deposits    $  157,797            100.00%
                                                                     ==========            ======

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2001. Jumbo certificates of deposit are certificates in amounts of more than $100,000.


                   Maturity Period                           Amount
                   ---------------                           ------
                                                        (In Thousands)

                   Three months or less                    $ 10,863
                   Over three through six months              2,609
                   Over six through 12 months                 3,416
                   Over 12 months                             3,986
                                                           --------

                   Total jumbo certificates of deposit     $ 20,874
                                                           ========

         DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the years indicated.

                                                                       At March 31,
                                --------------------------------------------------------------------------------------
                                         1999                      2000                            2001
                                --------------------   -----------------------------  --------------------------------
                                            Percent             Percent                          Percent
                                              of                  of        Increase               of         Increase
                                  Amount     Total      Amount   Total     (Decrease)  Amount     Total      (Decrease)
                                 --------    ------    --------  ------    ---------  --------    ------     ----------
                                                              (Dollars in Thousands)
  NOW accounts                   $ 29,277     21.97%   $ 33,986   23.45%   $  4,709  $ 40,502     25.67%    $  6,516
  Passbook accounts                14,958     11.22      17,501   12.08       2,543    12,349      7.83       (5,152)
  Money market deposit
    Accounts                       10,240      7.68      14,245    9.83       4,005    15,033      9.53          788
  Fixed-rate certificates
    which mature:
       Within 1 year               51,365     38.54      59,323   40.94       7,958    67,091     42.52        7,768
       After 1 year, but within
        2 years                    21,838     16.39       8,723    6.02     (13,115)   17,978     11.39        9,255
       After 2 years, but within
        5 years                     5,386      4.04      10,410    7.18       5,024     4,622      2.93       (5,788)
       Certificates maturing
        Thereafter                    214      0.16         719    0.50         505       222      0.13         (497)
                                 --------    ------    --------  ------    --------  --------    ------     --------
  Total                          $133,278    100.00%   $144,907  100.00%   $ 11,629  $157,797    100.00%    $ 12,890
                                 ========    ======    ========  ======    ========  ========    ======     ========


         TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Bank categorized by rates for the years indicated.

                                      At March 31,
                        ----------------------------------------
                           1999           2000           2001
                        ----------     ----------     ----------
                                       (In Thousands)
  0.0 - 2.99%           $      689     $      564     $       90
  3.0 - 3.99%               10,758             88          7,375
  4.0 - 4.99%               17,314         19,650          5,295
  5.0 - 5.99%               45,354         48,655         38,581
  6.0 - 6.99%                3,794          9,847         37,874
  7.0 - 7.99%                  402            337            663
  8.0 - 8.99%                   47             34             35
  9% and over                  445             --             --
                        ----------     ----------     ----------
  Total                 $   78,803     $   79,175     $   89,913
                        ==========     ==========     ==========

The following table sets forth the amount and maturities of time deposits at March 31, 2001.

                                   Amount Due
                                   ----------
                                                                              Percent
                         After     After     After                            of Total
              Less Than  1 to 2    2 to 3    3 to 4    After                 Certificate
              One Year   Years     Years     Years    4 Years    Total        Accounts
              -------   -------   -------   -------   -------   -------      -----------
                             (Dollars in Thousands)
0.0 - 2.99%   $    54   $    --   $    34   $     2   $    --   $    90         0.10%
3.0 - 3.99%     7,326        --        --        --        49     7,375         8.20
4.0 -4.99%      4,869       366        22        --        38     5,295         5.89
5.0 - 5.99%    26,674     8,565     1,998       980       364    38,581        42.91
6.0 - 6.99%    27,922     8,806       420       446       280    37,874        42.12
7.0 - 7.99%       246       216       186        15        --       663         0.74
8.0 - 8.99%        --        25        10        --        --        35         0.04
9% and over        --        --        --        --        --        --           --
              -------   -------   -------   -------   -------   -------       ------
Total         $67,091   $17,978   $ 2,670   $ 1,443   $   731   $89,913       100.00%
              =======   =======   =======   =======   =======   =======       ======

         DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Bank for the years indicated.

                                      Year Ended March 31,
                             ------------------------------------
                                 1999        2000          2001
                             ----------   ----------   ----------
                                         (In Thousands)
Beginning balance            $  114,495   $  133,278   $  144,907
                             ----------   ----------   ----------
Net increase
  before interest credited       13,864        6,189        6,821
Interest credited                 4,919        5,440        6,069
                             ----------   ----------   ----------
Net increase
  in savings deposits            18,783       11,629       12,890
                             ----------   ----------   ----------

Ending balance               $  133,278   $  144,907   $  157,797
                             ==========   ==========   ==========

         BORROWINGS. The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 40% of total assets, providing that the Bank holds sufficient collateral.

         The following tables set forth certain information regarding borrowings by the Bank for the years indicated:

                                                           At or For the
                                                        Year Ended March 31,
                                              --------------------------------------
                                                   1999         2000        2001
                                              ------------- ------------  ----------
                                                        (Dollars in Thousands)
Maximum amount of FHLB advances outstanding
  at any month end during the year            $   47,227    $   74,578    $  96,580
Approximate average FHLB advances
  outstanding during the year                     41,107        54,242       86,089
Balance of FHLB advances outstanding
  at end of year                                  42,027        74,578       90,917
Weighted average rate paid on
  FHLB advances at end of year                      5.51%         6.05%        5.57%
Approximate weighted average rate paid on
  FHLB advances during the year                     5.72%         5.59%        6.31%

                                                                                    Five Years to
                                                 Less than       One Year to Less   Less than Ten     Greater than
                                                 One Year        than Five Years        Years           Ten Years
                                               -------------     ----------------  ---------------    ------------
Maturities of advances from FHLB                $ 48,372           $ 23,950           $ 17,274           $ 1,321
Range of interest rates                        4.73% - 6.66%      5.10% - 6.62%      4.87% - 5.62%         6.66%
Weighted average interest rate                     5.62%              5.68%              5.16%             6.66%
Percentage of total advances                      53.21%             26.34%             19.00%             1.45%

         The Company also maintains additional credit facilities with Wells Fargo Bank, available funds totaling $7.0 million and the Federal Reserve Bank of San Francisco with available funds totaling $16.0 million. There were no outstanding advances under these facilities at March 31, 2001.

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

SUBSIDIARY ACTIVITIES

      The Bank has one subsidiary, Tri-Star Financial who sells life insurance and tax deferred annuities on an agency basis. At March 31, 2001, the Bank's equity investment in its subsidiary was $52,000.

PERSONNEL

      As of March 31, 2001, the Bank had 113 full-time and 16 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

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

         DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. The Bank's accounts are insured by the Savings Association Insurance Fund to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds on the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, the Bank is qualified for the lowest rate on its deposits for 2001.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

         Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2001, the annualized rate was 1.96 cents per $100 of insured deposits.

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

         The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         At March 31, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated their leverage ratio to be 9.4% as of March 31, 2001.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100%-- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated their total risk-based ratio to be 14.5%, as of March 31, 2001, and their Tier 1 risk-based capital ratio to be 13.5%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2001, the Bank had a Tier 1 capital to average assets ratio of 9.2%, a Tier 1 capital to risk-weighted assets ratio of 13.5%, and a Total capital to risk-weighted assets ratio of 14.5%.

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

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB - Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB - Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB - Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2001, the Bank held stock in the FHLB of Seattle in the amount of $5.0 million and had advances totaling $90.9 million, which mature in 2001 through 2027 at interest rates ranging from 4.73% to 6.66%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2001, the Banks deposit with the Federal Reserve Bank and vault cash exceeded their respective reserve requirements.

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

         DIVIDENDS. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Bank operates eight full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and Clarkston and Liberty Lake, Washington. The Company owns the Lewiston, Lewiston Orchards, Moscow, Grangeville, and Coeur d'Alene facilities, leases the Clarkston building on a month-to-month tenancy which began July 1, 1997, and leases the in-store location of the Post Falls branch on a five year term with Tidyman's which began March 1, 1999. In November 1999, the Bank opened the newly constructed Liberty Lake branch, which is located on leased land. The lease is a ten-year lease. The Bank also operates one loan production office in Coeur d'Alene, Idaho, which is located in the same facility as its full-service office, and one loan production office in Lewiston, Idaho, which is a leased building adjacent to the Lewiston facilities. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 2001, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $6.0 million. The Company believes that its existing facilities are adequate for the current level of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded on the Nasdaq National Market under the symbol "FBNW". The table below reflects the high and low closing and sales prices of the common stock, cash dividends paid per share, and book value for the last two fiscal years. The common stock began trading on July 2, 1997. At March 31, 2001 there were 297 record holders of common stock of the Company.


         2001              High        Low       Dividends   Book Value*
         ----           ---------   ---------    --------    -----------
    First Quarter       $  12.875   $   9.875    $   0.09    $  17.39
    Second Quarter         12.813      11.000        0.09       18.14
    Third Quarter          12.000      11.375        0.10       18.95
    Fourth Quarter         14.875      12.125        0.10       19.39


         2000
         ----
    First Quarter       $  20.375   $  13.000   $    0.09    $   16.35
    Second Quarter         15.125      13.000        0.09        16.63
    Third Quarter          13.750      11.875        0.09        16.90
    Fourth Quarter         13.000       8.500        0.09        17.30


*Book value is computed using actual shares outstanding, excluding unallocated ESOP shares and including undisbursed MRDP shares.

         The payment of dividends on the common stock is subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Bank. Accordingly, there can be no present assurance that any dividends will be paid. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, since the Company has no significant source of income other than dividends from the Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company depends in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company are subject to regulatory restriction under Federal Reserve policy as well as to limitation under applicable provisions of Washington corporate law.

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

         Management's discussion and analysis of financial condition and results of operations and other portions of this annual report contain certain "forward-looking statement" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in its Annual Report. The Bank has used "forward-looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect the results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

         The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. Additional expenses that may be incurred in fiscal 2002 include establishing a possible new loan production office and related personnel, data processing conversion to Windows 2000, and branch refurbishment. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

OPERATING STRATEGY

         The Company's primary goal has been to improve the Company's profitability while maintaining a sound capital position. To accomplish this goal, the Company has employed an operating strategy that includes: (1) originating for its portfolio, residential mortgage loans, primarily with adjustable rates or with fixed rates with terms of 15 years or less, secured by properties located in its primary market area; (2) enhancing net income and controlling interest rate risk by originating fixed-rate residential mortgage loans for sale in the secondary market, as market conditions permit, as a means of generating current income through the recognition of cash gains on loan sales and loan servicing fees; (3) increasing its average yield on interest-earning assets by originating for portfolio higher-yielding construction, commercial real estate and agricultural real estate loans; and (4) controlling asset growth to a level sustainable by the Company's capital position. The Company has adopted a community banking strategy pursuant to which it will expand the products and services it offers within its primary market area in order to improve market share and increase the average yield of its interest-earning assets. Specifically, the Company intends to continue to expand its agricultural real estate and commercial real estate lending activities. The Company also intends to pursue the expansion of its non-mortgage lending activities by increasing its emphasis on originating agricultural operating loans and commercial business loans. These loans offer the Company the opportunity to achieve higher interest rates with shorter terms to maturity than residential mortgage loans but involve greater credit risk. As part of this strategy, the Company restructured its Senior Management to improve lending efficiencies. The Company identified a Chief Operating Officer and Chief Lending Officer. The commercial banking segment of the Bank continues to strengthen its presence by adding experienced loan officers in the Moscow, Coeur d'Alene and Liberty Lake branches. There can be no assurances that the Company will be successful in its efforts to increase its originations of these types of loans. Management anticipates that the Company will incur significant other expenses in connection with the implementation and maintenance of its online banking programs, and as various programs and services, such as its commercial real estate and business lending operations, are expanded. These expenses could reduce earnings for a period of time while income from new programs and services increases to a level sufficient to cover the additional expenses. The Bank does not anticipate opening new branches within the next fiscal year ending March 31, 2002.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND MARCH 31, 2001

         Total assets increased $33.2 million, or 13.4%, from $247.9 million at March 31, 2000 to $281.1 million at March 31, 2001. The growth in assets was due to an increase in outstanding loans funded by deposits and FHLB advances. Net loans receivable increased from $187.7 million at March 31, 2000 to $219.2 million at March 31, 2001. The mix of loans has changed reflecting the Company's community banking strategy. In real estate loans, residential mortgage loans decreased from 37.2% to 33.4% of total loans, construction loans decreased from 4.1% to 3.6%, agricultural loans decreased from 8.3% to 6.9% and commercial real estate loans increased from 13.0% in fiscal 2000 to 16.9% in fiscal 2001. In non-real estate loans, home equity lines decreased from 12.8% to 12.2%, agricultural operating lines increased from 3.9% to 4.9%, commercial business loans increased from 17.0% to 18.6% and other consumer loans decreased from 3.9% to 3.7%, respectively, between these periods. During the year ended March 31, 2001, the Company retained for its portfolio fixed-rate mortgage loans with terms of 15 years or less totaling $15.6 million. Cash and cash equivalents increased from $12.5 million to $12.8 million and investment securities increased from $11.3 million to $12.6 million. Mortgage-backed securities decreased from $21.2 million to $20.0 million, due to payments received on the mortgage-backed securities and there were no purchases of mortgage-backed securities during the year ended March 31, 2001.

         Total liabilities increased from $222.0 million at March 31, 2000 to $253.1 million at March 31, 2001. Deposits increased $12.9 million from $144.9 million at March 31, 2000 to $157.8 million at March 31, 2001. Of the $12.9 million increase, $10.7 million was in certificate of deposit accounts and $2.2 million was in core deposit accounts. Presently 46.9% of checking accounts are non-interest bearing. FHLB advances increased from $74.6 million at March 31, 2000 to $90.9 million at March 31, 2001. These advances were used to fund loan growth.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2000 AND 2001

         GENERAL. Net income increased $177,000, from $1.7 million ($1.11 per share - basic, $1.06 per share -diluted) for the year ended March 31, 2000 to $1.9 million ($1.34 per share - basic, $1.30 per share - diluted) for the year ended March 31, 2001. The Company experienced an increase in net interest income and non-interest income in fiscal 2001 compared to fiscal 2000. The majority of the non-interest expense increase is due to compensation and related benefits expense.

         NET INTEREST INCOME. Net interest income increased $598,000, or 7.0%, from $8.5 million for the year ended March 31, 2000 to $9.1 million for the year ended March 31, 2001. The increase is due to the increase in loan originations and loans receivable. The yield on interest-earning assets increased from 8.13% and 8.51% in fiscal years end March 31, 2000 and 2001, but the yield on interest-bearing liabilities increased from 4.29% to 4.92% in fiscal years end March 31, 2000 and 2001, resulting mostly from increases in rates paid to deposit holders. The Company's interest rate spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities decreased from 3.84% for fiscal 2000 to 3.59% for fiscal 2001.

         Total interest income increased $3.8 million from $17.0 million for the year ended March 31, 2000 to $20.8 million for the year ended March 31, 2001. Interest income on loans receivable increased $3.1 million, or 20.6%, from $14.9 million for fiscal 2000 to $18.0 million for fiscal 2001. The increase was the result of a larger average balance of loans in fiscal 2001. Interest income on mortgage-backed and related securities increased $458,000 from fiscal 2000 to fiscal 2001 primarily as a result of a larger average balance of mortgage-backed securities in fiscal 2001. Interest income on additional investment securities increased $153,000, from fiscal 2000 to fiscal 2001 as a result of purchasing additional Bank Qualified Idaho Municipal Bonds, which increased the average balance.

         Interest expense increased by $3.2 million, from $8.4 million for the year ended March 31, 2000 to $11.6 million for the year ended March 31, 2001. Interest expense on deposits increased $628,000, or 11.7%, from fiscal 2000 to fiscal 2001. The average balance of deposits increased from fiscal 2000 to fiscal 2001 and the average rate paid on deposits increased from 3.78% to 4.08%. Interest expense on FHLB and other advances increased $2.5 million from $3.1 million in fiscal 2000 to $5.6 million in fiscal 2001 as a result of a larger average balance of outstanding borrowings in fiscal 2001 and the increased rate on FHLB and other advances. The average yield on FHLB and other advances in March 31, 2001 is 6.32% and 5.63% in fiscal year ended March 31, 2000.

         The net interest margin decreased 33 basis points from 4.16% in fiscal 2000 to 3.83% in fiscal 2001. This decrease was due to costs paid on deposits and advances increasing more quickly than the yields realized on assets, as a result of the Bank's focus on raising funds for increased commercial lending.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $287,000 for the year ended March 31, 2000 compared to $303,000 for the year ended March 31, 2001. Management continues to increase the allowance for loan losses as a result of the growth experienced in the loan portfolio, specifically the growth of commercial and agricultural operating loans, which generally are riskier than residential mortgage loans. The Company's allowance for loan losses was $1.8 million or 0.80% of total loans receivable, at March 31, 2001, compared to $1.6 million, or 0.83% of total loans receivable, at March 31, 2000. The allowance for loan losses increased 9.6% from the prior year, which consists of an increase in construction, agricultural and commercial allowance for loan losses of 17.2% and a decrease in residential, consumer and other allowance for loan losses of 7.6%. Net loan charge-offs increased from $44,000 during fiscal 2000 to $149,000 during fiscal 2001, 0.07% of average outstanding loans for the year.

         NON-INTEREST INCOME. Total non-interest income increased $168,000, or 6.9%, from fiscal 2000 to fiscal 2001. Income on gain on sales of loans decreased $208,000, or 19.8%, from fiscal 2001 to fiscal 2000 because of lower volume of sold loans that were originated during the year. Service fees and charges increased $350,000 due to fees charged on visa check cards and merchant bank cards offered at the end of fiscal year 2000.

         NON-INTEREST EXPENSE. Total non-interest expense increased $525,000, or 6.4%, from $8.2 million for the year ended March 31, 2000 to $8.7 million for the year ended March 31, 2001. Compensation and related benefits increased $403,000, or 8.6%, from fiscal 2000 to fiscal 2001. This increase was a result of additional commission and referral incentives and annual compensation adjustments. Occupancy expense increased $105,000. In fiscal year ended March 31, 2001 twelve months of expense was recognized on lease payments for the new Liberty Lake branch, the new Liberty Lake building and a new computer system, and only six months of these expenses were recognized in fiscal year ended March 31, 2000. Bankcard expense increased $201,000 due to this new product being offered at the end of fiscal year 2000. Marketing expense increased $36,000, which was a result of the Company increasing their exposure through effective marketing. In fiscal year ended 2000, the Company incurred supply expenses necessary for the expansion undertaken, so supplies were reduced by $47,000 for the fiscal year ended 2001. All other non-interest expenses remained relatively consistent between fiscal years 2000 and 2001.

         INCOME TAXES. Income taxes were $866,000 for the year ended March 31, 2001 compared with $818,000 for the year ended March 31, 2000. The increase was a result of an increase in taxable income before income tax expense.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

         The following table sets forth certain information for the years indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average tax effected yields and costs. Such yields and costs for the years indicated are derived by dividing tax effected income or expense by the average daily balance of assets or liabilities, respectively, for the years presented.

                                                                        Years Ended March 31,
                                ----------------------------------------------------------------------------------------------------
                                               1999                                2000                             2001
                                --------------------------------  ---------------------------------   ------------------------------
                                             Interest    Average                 Interest   Average               Interest   Average
                                Average        and        Yield/    Average        and       Yield/    Average      and       Yield/
                                Balance      Dividends    Cost      Balance      Dividends   Cost      Balance    Dividends   Cost
                                ---------    ---------    ----     ---------     --------    ----     ---------   --------    ----
                                                             (Dollars in Thousands)
Interest-earning assets (1):
Loans receivable:
Mortgage loans receivable       $  73,459    $  5,950     8.10%    $  70,306     $  5,434    7.73%    $  72,629   $  5,700    7.85%
Commercial loans receivable        33,369       2,812     8.88        47,301        4,012    8.69        66,492      6,106    9.35
Construction loans receivable       6,319         576     9.11         6,806          655    9.62         5,485        581   10.59
Consumer loans receivable          23,714       2,164     9.12        29,454        2,570    8.73        34,677      3,097    8.93
Agricultural loans receivable      20,438       1,813     8.87        25,178        2,277    9.04        27,258      2,542    9.33
Unearned loan fees and
  discounts and allowance
  for loan losses                  (1,439)         --       --        (1,700)          --      --        (2,095)        --      --
                                ---------    --------     ----     ---------     --------    ----     ---------   --------    ----
Loans receivable, net             155,860      13,315     8.64       177,345       14,948    8.48       204,446     18,026    8.87
Mortgage-backed securities         11,111         623     5.61        15,874          981    6.18        20,279      1,439    7.10
Investment securities               6,816         302     6.22         8,437          461    7.41        11,901        614    7.19
Other earning assets                9,972         721     7.23        10,482          588    5.61        11,479        678    5.91
                                ---------    --------              ---------     --------             ---------   --------
Total interest-earning assets     183,759      14,961     8.29       212,138       16,978    8.13       248,105     20,757    8.51
                                             --------                            --------                         --------
Non-interest-earning assets        13,067                             14,561                             17,802
                                ---------                          ---------                          ---------
Total assets                    $ 196,826                          $ 226,699                          $ 265,907
                                =========                          =========                          =========

Interest-earning liabilities:
Passbook, NOW and money
  market accounts               $  46,749         877     1.88     $  62,230        1,258    2.02     $  63,486      1,186    1.87
Certificates of deposit            76,107       3,993     5.25        80,039        4,123    5.15        83,670      4,823    5.76
                                ---------    --------              ---------     --------             ---------   --------
Total deposits                    122,856       4,870     3.96       142,269        5,381    3.78       147,156      6,009    4.08

Advances from FHLB and
  other                            41,107       2,353     5.72        54,242        3,055    5.63        88,747      5,608    6.32
                                ---------    --------              ---------     --------             ---------   --------
Total interest-bearing
    liabilities                   163,963       7,223     4.41       196,511        8,436    4.29       235,903     11,617    4.92
                                             --------                            --------                         --------
Non-interest-bearing                                                   3,393
                                                                   ---------
    liabilities                     3,574                                                                 3,408
                                ---------                                                             ---------
Total liabilities                 167,537                            199,904                            239,311
Total stockholders' equity         29,289                             26,795                             26,596
                                ---------                          ---------                          ---------
Total liabilities and
  total stockholders' equity    $ 196,826                          $ 226,699                          $ 265,907
                                =========                          =========                          =========

Net interest income                          $  7,738                            $  8,542                         $  9,140
                                             ========                            ========                         ========

Interest rate spread                                      3.88%                              3.84%                            3.59%
                                                          ====                               ====                             ====

Net interest margin                              4.36%                               4.15%                            3.83%
                                             ========                            ========                         ========

Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                112.07%                             107.95%                          105.17%
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

                                       Year Ended March 31, 2000                  Year Ended March 31, 2001
                                        Compared to Year Ended                      Compared to Year Ended
                                             March 31, 1999                             March 31, 2000
                                   ---------------------------------------    ---------------------------------------
                                             Increase (Decrease)                       Increase (Decrease)
                                                   Due to                                    Due to
                                                   ------                                    ------
                                                         Rate/                                      Rate/
                                    Rate      Volume    Volume       Net       Rate      Volume    Volume       Net
                                   -------    -------   -------    -------    -------    -------   -------    -------
                                                                (In Thousands)
Interest-earning assets:
Loans receivable (1)               $  (178)   $ 1,835   $   (25)   $ 1,633    $   590    $ 2,299   $    90    $ 2,979
Mortgage-backed securities              64        267        27        358        145        272        40        458
Investment securities                   70         72        17        159        (26)       189       (10)       153
Other earning assets                  (162)        37        (8)      (133)        31         56         3         90
                                   -------    -------   -------    -------    -------    -------   -------    -------

Total net change in income
 on interest-earning assets           (205)     2,211        11      2,017        740      2,817       123      3,680
                                   -------    -------   -------    -------    -------    -------   -------    -------

Interest-bearing liabilities:
 Passbook, NOW and money
   market accounts                      68        290        23        381        (95)        25        (2)       (72)
Certificates of deposit                (73)       206        (4)       130        491        187        22        700
FHLB advances and other               (223)       770       (35)       511      1,074      1,497       684      3,255
                                   -------    -------   -------    -------    -------    -------   -------    -------

Total net change in expense
 on interest-bearing liabilities      (228)     1,266       (16)     1,022      1,470      1,709       704      3,883
                                   -------    -------   -------    -------    -------    -------   -------    -------

Net increase (decrease) in net
  interest income                  $    22    $   945   $    28    $   995    $  (730)   $ 1,108   $   581    $  (203)
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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance-sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of March 31, 2001and 2000 as compared to the 10.00% Board approved policy limit.

MARCH 31, 2001:                         -200 BP       Flat      +200 BP
                                       --------     --------   --------
                                             (Dollars in Thousands)
Year 1 NII                             $ 10,183     $ 10,278   $ 10,279
NII $ Change                               (95)           --          1
NII % Change                             -0.92%           --       0.01%


MARCH 31, 2000:                         -200 BP       Flat      +200 BP
                                       --------     --------   --------
                                             (Dollars in Thousands)
Year 1 NII                             $  9,340     $  9,160   $  8,820
NII $ Change                                180           --       (340)
NII % Change                               1.97%          --      -3.71%

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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2001, cash and cash equivalents totaled $12.8 million, or 4.6% of total assets. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $90.9 million at March 31, 2001. The Company also maintains additional credit facilities with Wells Fargo Bank, available funds totaling $7.0 million and the Federal Reserve Bank of San Francisco with available funds totaling $16.0 million. There were no outstanding advances under these facilities at March 31, 2001.

         The primary investing activity of the Company is the origination of mortgage loans. During the years ended March 31, 2000 and 2001, the Company originated loans in the amounts of $132.9 million and $113.8 million, respectively. At March 31, 2001, the Company had loan commitments totaling $25.0 million, undisbursed lines of credit totaling $28.7 million, credit card available balances of $3.0 million and undisbursed loans in process totaling $3.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2001 totaled $67.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of March 31, 2001, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and total capital to risk-weighted assets of 9.2%, 13.5%, and 14.5%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- State Regulation and Supervision" and "-- Capital Requirements."

IMPACT OF NEW ACCOUNTING STANDARDS

         In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Liabilities. SFAS No. 140 revises certain criteria promulgated in previous accounting literature (SFAS No.
125) for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures concerning these activities. The accounting requirements of SFAS No. 140 for securitizations and other transfers of financial assets are effective for securitizations and transfers occurring on or after April 1, 2001. The applicable disclosures are required to be adopted for the Company's year end March 31, 2001, and accordingly, have been incorporated in these Notes to the Consolidated Financial Statements. The Company is currently evaluating the effects of adopting the remaining provisions of SFAS No. 140 on its current accounting policies for loan securitizations and other transfers of financial assets. The Company believes that the impact, if any, of adopting SFAS No. 140 will be insignificant to its financial position and net income.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has reviewed its existing revenue recognition practices related to various products and services and has determined these practices are in compliance with the recognition rules prescribed in SAB 101 and the recent interpretive guidance issued by the SEC.

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters fiscal years beginning after June 15, 2000. The Company anticipated adopting SFAS No. 133 and No. 138 as of the beginning of the fiscal year 2002. It is the opinion of management that the adoption of SFAS No. 133 and No. 138 did not have any initial impact on its consolidated financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS


         The information required by this item is incorporated by reference under the caption "Consolidated Financial Statements" in the 2001 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The information concerning the Company's directors required by this
Item is incorporated by reference from the information set forth under the caption "Proposal 1 - Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held on July 18, 2001 (the "2001 Proxy Statement").

         The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the 2001 Proxy Statement.

                   EXECUTIVE OFFICERS OF THE COMPANY AND BANK

                  Age at
                  March 31,  Position
Name              2001       Company                       Bank
----              -------    --------                      ----

Clyde E. Conklin   50    President and Chief Executive   Chief Executive
                         Officer                         Officer
Larry K. Moxley    50    Executive Vice President,       Chief Financial
                         Chief Financial Officer and     Officer and
                         Corporate Secretary             Secretary/Treasurer
Terence A. Otte    44    --                              Senior Vice President,
                                                         Chief OperatingOfficer
Donn L. Durgan     47    --                              Senior Vice President,
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

         DONN L. DURGAN, who joined the Bank in February 1996, currently serves as Vice President, Chief Lending Officer. Prior to that time, Mr. Durgan was employed by First Security Bank, now known as Wells Fargo Bank, for 11 years in various positions in commercial and residential real estate lending.


ITEM 10.  EXECUTIVE COMPENSATION

         The information provided by this Item is incorporated by reference to the information under the captions "Directors' Compensation" and "Executive Compensation" in the 2001 Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 2001 Proxy Statement.

                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Articles of Incorporation of the Registrant*
                  3.2      Bylaws of the Registrant*
                  10.1     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Clyde E. Conklin**
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Larry K. Moxley***
                  10.3     Salary Continuation Agreement between First Federal
                           Bank of Idaho F.S.B. and Clyde E. Conklin***
                  10.4     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Larry K. Moxley***
                  21       Subsidiaries of the Registrant

-------------------
* Incorporated by reference to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended March 31, 2000.
**  Incorporated by reference to the
    Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000. *** Incorporated by reference to the Registrant's Registration Statement on Form
    SB-2 (File No. 333-23395).

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRSTBANK CORP.


Date:  June 18, 2001                             By:  /s/ Clyde E. Conklin
                                                      --------------------
                                                      Clyde E. Conklin
                                                      President and Chief
                                                      Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                                       DATE
----------                  -----                                       ----


/s/ Clyde E. Conklin        President, Chief                       June 18, 2001
-------------------------   Executive Officer and
Clyde E. Conklin            Director (Principal
                            Executive Officer)

/s/ Larry K. Moxley         Chief Financial Officer                June 18, 2001
-------------------------   and Director (Principal
Larry K. Moxley             Financial Officer)

/s/ Cynthia M. Moore        Controller                             June 18, 2001
-------------------------   (Principal Accounting Officer)
Cynthia M. Moore

/s/ William J. Larson       Director                               June 18, 2001
-------------------------
William J. Larson


/s/ Steve R. Cox            Director                               June 18, 2001
-------------------------
Steve R. Cox

/s/ Robert S. Coleman, Sr.  Director                               June 18, 2001
-------------------------
Robert S. Coleman, Sr.

/s/ James N. Marker         Director                               June 18, 2001
-------------------------
James N. Marker


/s/ W. Dean Jurgens         Director                               June 18, 2001
-------------------------
W. Dean Jurgens