Form 10KSB/A
period 2001-03-31
FIRSTBANK CORP/ID
filed 2001-08-13
CIK 1035513

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

                         Commission File Number: 0-22435


                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Washington                               84-1389562
---------------------------------------------           ---------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                              I.D. Number)

920 Main Street, Lewiston, Idaho                                83501
-------------------------------------------------               -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (208) 746-9610
                                                        ---------------------
Securities registered pursuant to
Section 12(b) of the Act:                                          None
                                                                ---------

Securities registered pursuant to                       Common Stock, par value
Section 12(g) of the Act:                                   $.01 per share
                                                        ------------------------
                                                            (Title of Class)

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

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was $16,316,468 based on the last reported sale price of the common stock of the Registrant on the Nasdaq National Market on August 8, 2001. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant.

         As of August 8, 2001, there were 1,505,792 shares outstanding of the Registrant's common stock.

         Transitional Small Business Disclosure format (check one):
         Yes  [ ]     NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART II

Item 7.  Financial Statements
-----------------------------

                       FirstBank NW Corp. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants...........................F-2
Consolidated Statements of Financial Condition........................F-3 to F-4
Consolidated Statements of Income............................................F-5
Consolidated Statements of Comprehensive Income..............................F-6
Consolidated Statements of Changes in Stockholders' Equity...................F-7
Consolidated Statements of Cash Flows.................................F-8 to F-9
Summary of Accounting Policies......................................F-10 to F-15
Notes to Consolidated Financial Statements .........................F-16 to F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
FirstBank NW Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of FirstBank NW Corp. and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstBank NW Corp. and Subsidiaries as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



April 20, 2001

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS

                                                                                 March 31,       March 31,
                                                                                   2001            2000
                                                                              -------------  -------------
Cash and cash equivalents (Note 15):
     Non-interest bearing cash deposits....................................   $   8,013,411  $   8,276,507
     Interest bearing deposits .............................................      1,166,117      2,972,839
     Federal funds sold ....................................................      3,625,320      1,246,594
                                                                              -------------  -------------

         Total cash and cash equivalents ...................................     12,804,848     12,495,940

Investment securities (Notes 1 and 15):
     Available-for-sale ....................................................     12,568,249     11,334,647
Mortgage-backed securities (Notes 2 and 15):
     Held-to-maturity ......................................................      2,335,433      2,483,979
     Available-for-sale ....................................................     17,703,893     18,741,250
Loans receivable, net (Notes 3, 9, 14 and 15) ..............................    219,150,826    187,664,159
Accrued interest receivable (Note 4) .......................................      2,301,830      1,866,404
Stock in FHLB, at cost (Notes 14 and 15) ...................................      5,031,875      3,965,175
Premises and equipment, net (Note 5) .......................................      5,988,987      6,212,726
Income taxes receivable ....................................................        124,512        148,636
Cash surrender value of life insurance policies (Notes 10 and 15) ..........      1,744,457      1,663,671
Other assets ...............................................................      1,307,373      1,321,036
                                                                              -------------  -------------

Total Assets...............................................................   $ 281,062,283  $ 247,897,623
                                                                              =============  =============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31,         March 31,
                                                                                   2001              2000
                                                                               -------------    -------------
Liabilities:
     Deposits (Notes 6 and 15).............................................    $ 157,797,123    $ 144,906,948
     Advances from borrowers for taxes and insurance .......................       1,400,630        1,369,888
     Advances from FHLB and other borrowers (Notes 14 and 15) ..............      90,917,023       74,578,106
     Deferred income taxes (Note 7) ........................................         772,000           37,000
     Accrued expenses and other liabilities (Note 10) ......................       2,199,164        1,139,218
                                                                               -------------    -------------

         Total liabilities .................................................     253,085,940      222,031,160
                                                                               -------------    -------------

Commitments and contingencies (Notes 3, 10, 11, 14, 16 and 17)

Stockholders' equity (Notes 8, 11, 12 and 16):
   Preferred stock, $.01 par value, 500,000 shares authorized, no shares
    issued or outstanding ..................................................               -                -
   Common stock, $.01 par value, 5,000,000 shares authorized, 1,983,750 shares issued, 1,441,515 and 1,495,159 shares outstanding
                                                                                      19,838           19,838
   Additional paid-in capital ..............................................      18,809,135       18,782,732
   Unearned ESOP shares (Note 11) ..........................................      (1,053,130)      (1,219,800)
   Deferred compensation (Note 12) .........................................        (629,381)        (865,742)
   Retained earnings, substantially restricted (Notes 8 and 16) ............      16,376,831       15,044,540
   Accumulated other comprehensive income (loss) ...........................         600,332         (548,073)
   Treasury stock, at cost, 436,797 and 367,673 shares .....................      (6,147,282)      (5,347,032)
                                                                               -------------    -------------

         Total stockholders' equity ........................................      27,976,343       25,866,463
                                                                               -------------    -------------

Total Liabilities and Stockholders' Equity .................................   $ 281,062,283    $ 247,897,623
                                                                               =============    =============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                           Year Ended March 31,
                                                                     --------------------------------
                                                                         2001                2000
                                                                     ------------        ------------
Interest income:
     Loans receivable ...................................            $ 18,025,403        $ 14,948,348
     Mortgage-backed securities .........................               1,439,289             981,047
     Investment securities ..............................                 613,730             461,088
     Other interest earning assets ......................                 678,322             588,027
                                                                     ------------        ------------
         Total interest income ..........................              20,756,744          16,978,510
                                                                     ------------        ------------
Interest expense:
     Deposits (Note 6) ..................................               6,008,923           5,381,182
     Advances from FHLB and other borrowings ............               5,607,930           3,055,373
                                                                     ------------        ------------
         Total interest expense .........................              11,616,853           8,436,555
                                                                     ------------        ------------
Net interest income .....................................               9,139,891           8,541,955
Provision for loan losses (Note 3) ......................                (303,172)           (286,812)
                                                                     ------------        ------------
Net interest income after provision for loan losses .....               8,836,719           8,255,143
                                                                     ------------        ------------
Non-interest income:
     Gain on sale of loans ..............................                 843,274           1,051,206
     Service fees and charges ...........................               1,620,986           1,271,027
     Commissions and other ..............................                 130,094             104,238
                                                                     ------------        ------------
         Total non-interest income ......................               2,594,354           2,426,471
                                                                     ------------        ------------
Non-interest expenses:
     Compensation and related benefits (Notes 10 and 11)                5,077,370           4,674,333
     Occupancy ..........................................               1,237,018           1,132,288
     Supplies and postage ...............................                 327,721             373,046
     Data processing ....................................                 335,453             333,194
     Professional fees ..................................                 265,843             272,147
     Advertising ........................................                 248,326             212,782
     Deposit insurance premiums .........................                  30,000              65,356
     Other ..............................................               1,161,624           1,095,385
                                                                     ------------        ------------
         Total non-interest expense .....................               8,683,355           8,158,531
                                                                     ------------        ------------
Income before income tax expense ........................               2,747,718           2,523,083
Income tax expense (Note 7) .............................                 866,104             818,166
                                                                     ------------        ------------
Net income ..............................................            $  1,881,614        $  1,704,917
                                                                     ============        ============

     Basic earnings per share ...........................            $       1.34        $       1.11
                                                                     ============        ============
     Diluted earnings per share (Note 13) ...............            $       1.30        $       1.06
                                                                     ============        ============

     Weighted average common shares outstanding - basic .               1,404,935           1,535,137
                                                                     ============        ============
     Weighted average common shares outstanding - diluted               1,447,966           1,606,586
                                                                     ============        ============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                Year Ended March 31,
                                                                          -------------------------------
                                                                              2001                2000
                                                                          -----------         -----------
Net income ..........................................................     $ 1,881,614         $ 1,704,917

Other comprehensive income (loss):
   Change in unrealized gain (loss) on securities available-for-sale,
     net of tax expense (benefit) of $742,906 and $(320,074) ........       1,148,405            (500,629)
                                                                          -----------         -----------

Comprehensive income ................................................     $ 3,030,019         $ 1,204,288
                                                                          ===========         ===========

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                             Common Stock             Additional       Unearned
                                       ------------------------         Paid-In            ESOP        Deferred
                                          Shares         Amount         Capital          Shares    Compensation
                                       ---------    -----------    ------------    ------------    ------------
Balance, April 1, 1999 ..........      1,983,750    $    19,838    $ 18,720,476    $ (1,384,070)   $ (1,108,162)
Purchase of treasury stock ......              -              -               -               -               -
Amortization of deferred
   compensation (Note 12) .......              -              -               -               -         242,420
Dividends paid ..................              -              -               -               -               -
Change in unrealized gain (loss)
    on securities available- ....              -              -               -               -               -
    for-sale, net of tax
ESOP shares released (Note 11) ..              -              -          62,256         164,270               -
Net income ......................              -              -               -               -               -
                                       ---------    -----------    ------------    ------------    ------------
Balance, March 31, 2000 .........      1,983,750         19,838      18,782,732      (1,219,800)       (865,742)
Purchase of treasury stock ......              -              -               -               -               -
Amortization of deferred
   compensation (Note 12) .......              -              -               -               -         236,361
Dividends paid ..................              -              -               -               -               -
Change in unrealized gain (loss)
   on securities available- .....              -              -               -               -               -
   for-sale, net of tax
ESOP shares released (Note 11) ..              -              -          26,403         166,670               -
Net income ......................              -              -               -               -               -
                                       ---------    -----------    ------------    ------------    ------------
Balance, March 31, 2001 .........      1,983,750    $    19,838    $ 18,809,135    $ (1,053,130)   $   (629,381)
                                      ==========    ===========    ============    ============    ============


                                        Retained    Accumulated
                                       Earnings,          Other                           Total
                                   Substantially  Comprehensive        Treasury   Stockholders'
                                      Restricted           Loss           Stock          Equity
                                    ------------    -----------    ------------  --------------
Balance, April 1, 1999 ..........   $ 13,907,562    $   (47,444)   $ (2,333,706) $   27,774,494
Purchase of treasury stock ......              -              -      (3,013,326)     (3,013,326)
Amortization of deferred
   compensation (Note 12) .......              -              -               -         242,420
Dividends paid ..................       (567,939)             -               -        (567,939)
Change in unrealized gain (loss)
    on securities available- ....              -       (500,629)              -        (500,629)
    for-sale, net of tax
ESOP shares released (Note 11) ..              -              -               -         226,526
Net income ......................      1,704,917              -               -       1,704,917
                                    ------------    -----------    ------------  --------------
Balance, March 31, 2000 .........     15,044,540       (548,073)     (5,347,032)     25,866,463
Purchase of treasury stock ......              -              -        (800,250)       (800,250)
Amortization of deferred
   compensation (Note 12) .......              -              -               -         236,361
Dividends paid ..................       (549,323)             -               -        (549,323)
Change in unrealized gain (loss)
   on securities available- .....              -      1,148,405               -       1,148,405
   for-sale, net of tax
ESOP shares released (Note 11) ..              -              -               -         193,073
Net income ......................      1,881,614              -               -       1,881,614
                                    ------------    -----------    ------------  --------------
Balance, March 31, 2001 .........   $ 16,376,831    $   600,332    $ (6,147,282)   $ 27,976,343
                                    ============    ===========    ============    ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                 Year Ended March 31,
                                                                           ------------------------------
                                                                                 2001            2000
                                                                           -------------    -------------
Cash flows from operating activities:
   Net income ..........................................................   $   1,881,614    $   1,704,917
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................         704,015          830,239
     Provision for loan losses .........................................         303,172          286,812
     Gain on sale of loans .............................................        (843,274)      (1,051,206)
     Other losses, net .................................................         (16,602)          11,979
     Deferred income taxes .............................................          (7,906)         (16,074)
     FHLB stock dividends ..............................................        (292,300)        (224,000)
     Deferred compensation expense .....................................         311,876          284,289
     ESOP compensation expense .........................................         193,073          226,526
   Changes in assets and liabilities:
     Accrued interest receivable and other assets ......................        (348,687)        (401,333)
     Income taxes receivable (payable) .................................          24,124         (123,205)
     Accrued expenses and other liabilities ............................         984,431         (719,086)
                                                                           -------------    -------------

Net cash provided by operating activities ..............................       2,893,536          809,858
                                                                           -------------    -------------

Cash flows from investing activities:
   Purchases of mortgage-backed securities available-for-sale ..........               -      (11,746,521)
   Proceeds from maturities of mortgage-backed securities
     held-to-maturity ..................................................         142,720          260,320
   Proceeds from maturities of mortgage-backed securities
     available-for-sale ................................................       2,021,620        2,644,340
   Purchases of investment securities available-for-sale ...............        (335,000)      (5,415,243)
   Proceeds from maturities of investment securities
     held-to-maturity ..................................................               -          700,000
   Decrease in loans receivable from loans sold ........................      82,782,777       82,529,126
   Other net change in loans receivable ................................    (114,049,524)    (103,811,524)
   Purchases of FHLB stock .............................................        (774,400)      (1,239,200)
   Purchases of premises and equipment .................................        (466,127)      (1,476,297)
   Net increase in cash surrender value of life insurance policies .....         (80,786)         (77,461)
   Proceeds from disposition of assets .................................         263,831          242,360
                                                                           -------------    -------------

Net cash used in investing activities ..................................     (30,494,889)     (37,390,100)
                                                                           -------------    -------------

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.



                                                                                     Year Ended March 31,
                                                                               ------------------------------
                                                                                     2001             2000
                                                                               -------------    -------------
Cash flows from financing activities:
   Net increase in deposits ................................................      12,890,175       11,628,812
   Net increase (decrease) in advances from borrowers for taxes and
    insurance ..............................................................          30,742          (58,027)
   Advances from FHLB and other borrowers ..................................     975,908,596      870,335,252
   Repayments on advances from FHLB and other borrowers ....................    (959,569,679)    (837,784,252)
   Purchase of treasury stock ..............................................        (800,250)      (3,013,326)
   Cash dividends paid on common stock .....................................        (549,323)        (567,939)
                                                                               -------------    -------------

Net cash provided by financing activities ..................................      27,910,261       40,540,520
                                                                               -------------    -------------

Net increase in cash and cash equivalents ..................................         308,908        3,960,278

Cash and cash equivalents, beginning of year ...............................      12,495,940        8,535,662
                                                                               -------------    -------------

Cash and cash equivalents, end of year .....................................   $  12,804,848    $  12,495,940
                                                                               =============    =============

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest ..............................................................   $  11,422,564    $   8,443,443
     Income taxes ..........................................................   $     849,143    $     957,122

   Non-cash investing and financing activities:
     Unrealized gain (loss) on securities available-for-sale, net of tax ...   $   1,148,405    $    (500,629)
     Loans receivable charged to the allowance for loan losses .............   $     149,393    $      43,310
     Transfer from loans receivable to real estate acquired through
       foreclosure .........................................................   $     320,182    $           -


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


Organization and Principles of Consolidation

FirstBank NW Corp. (the Holding Company), is a Washington Corporation, organized on March 12 , 1997 to acquire all of the capital stock of FirstBank Northwest (the Bank) and to complete an initial public offering of Holding Company common stock. The Holding Company is the parent company of the Bank and of Tri Star Financial Corporation (Tri Star), which are collectively referred to as the Company and constitute these consolidating financial statements. The Bank is a Washington Chartered savings bank. All significant intercompany transactions and balances are eliminated in consolidation.

Nature of Business and Concentration of Credit Risk

The Holding Company's principal business consists of the operations of the Bank and Tri Star which operate in one business segment. The Bank's operations consist of attracting deposits from the general public through a variety of deposit products and investing these, together with funds from on-going operations, in the origination of residential mortgage and commercial loans and, to a lesser extent, construction, agricultural, consumer and other loans. The Bank primarily grants residential loans to customers in Central and North Idaho and Southeast Washington.

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

Material estimates that are susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses current information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of the examination.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all cash on hand and in banks, federal funds sold and highly liquid marketable debt instruments with original maturities when purchased of three months or less to be cash and cash equivalents.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


Premises and Equipment

Premises and equipment, which consist of buildings, building improvements, furniture, fixtures and office equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation range from thirty to forty years for buildings, thirty years for building improvements, and five to ten years for furniture, fixtures and equipment.

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

Investment and Mortgage-Backed Securities

The Company accounts for securities according to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, available-for-sale or trading.

Held-to-Maturity - Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. The Company has the ability and the intention to hold these investment and mortgage backed securities to maturity and, accordingly, they are not adjusted for temporary declines in their fair value.

Available-for-Sale - Investments in debt and equity securities classified as available-for-sale are stated at fair value. Unrealized gains and losses are recognized (net of tax effect) as a separate component of stockholders' equity.

Trading - Investments in debt and equity securities classified as trading are stated at fair value. Realized and unrealized gains and losses for trading securities are included in income.

Realized gains and losses on the sale of securities are determined using the specific identification method.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

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

The Company accounts for loan impairment according to the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends SFAS No. 114. These statements define the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

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

Real Estate Owned

Real estate acquired in settlement of loans is initially recorded at fair value less cost to sell at the date of foreclosure. Costs relating to development and improvement of property are capitalized to the extent that carrying value does not exceed estimated fair market value, less estimated cost to sell, whereas costs relating to holding the property are charged to expense.

Valuations are periodically performed by the Company, and losses are recognized by a charge to income if the carrying value of a property exceeds its estimated fair value less cost to sell.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

Stock in Federal Home Loan Bank

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) System to hold common stock of its district FHLB according to predetermined formulas. No readily determinable market exists for such stock and it has no quoted market value. Accordingly, the Company reports its investment in FHLB stock at cost.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (the ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, the shares held by the ESOP are reported as unearned shares issued to the ESOP in the statements of financial condition. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings per share calculations.

Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

Mortgage Servicing Rights

The Company accounts for mortgage servicing rights according to the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which amended SFAS No. 122, "Accounting for Mortgage Servicing Rights" and SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 125 requires a mortgage banking enterprise to recognize as a separate asset, the rights to service mortgage loans regardless of whether the servicing rights are acquired through either purchase or origination. Additionally, the standard requires impairment analysis of mortgage servicing rights regardless of whether purchased or originated.

The Company's mortgage servicing rights represent the unamortized cost of originated contractual rights to service mortgages for others in exchange for a servicing fee. Mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically adjusted for actual and anticipated prepayments of the underlying mortgage loans.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

Earnings Per Share

The Company reports earnings per shares ("EPS") in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of EPS assuming dilution ("diluted EPS"). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. ESOP shares which are unallocated and not yet committed to be released are excluded from the weighted average shares outstanding calculation. See Note 13.

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 established disclosure standards for reporting comprehensive income in a full set of general-purpose financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income.

Reclassifications

Certain amounts in the notes to the 2000 consolidated financial statements have been reclassified to conform to the notes in the 2001 consolidated financial statements. These reclassifications did not effect the basic financial statements.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and No. 138 as of the beginning of the fiscal year 2002. It is the opinion of management that the adoption of SFAS No. 133 and No. 138 did not have any initial material impact on its consolidated financial statements.


In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Liabilities. SFAS No. 140 revises certain criteria promulgated in previous accounting literature (SFAS No.
125) for accounting for securitizations and other transfers of financial assets and collateral, and requires additional disclosures concerning these activities. The accounting requirements of SFAS No. 140

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

for securitizations and other transfers of financial assets are effective for securitizations and transfers occurring on or after April 1, 2001. The applicable disclosures are required to be adopted for the Company's year end March 31, 2001, and accordingly, have been incorporated in these Notes to Consolidated Financial Statements. The Company is currently evaluating the effects of adopting the remaining provisions of SFAS No. 140 on its current accounting policies for loan securitizations and other transfers of financial assets. The Company believes that the impact, if any, of adopting SFAS No. 140 will be insignificant to its financial position and net income.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has reviewed its existing revenue recognition practices related to various products and services and has determined these practices are in compliance with the recognition rules prescribed in SAB 101 and the recent interpretive guidance issued by the SEC.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Investment Securities

The amortized cost and estimated market values of investment securities available-for-sale are summarized as follows:

                               AVAILABLE-FOR-SALE

                                                                 Gross             Gross          Estimated
                                               Amortized    Unrealized        Unrealized             Market
March 31, 2001                                      Cost         Gains            Losses              Value
--------------                             -------------    ----------       -----------      -------------
State municipal bonds .................    $  12,213,821    $  375,093       $   (20,665)     $  12,568,249
                                           =============    ==========       ===========      =============

March 31, 2000

State municipal bonds..................    $  11,888,831    $    4,448       $  (558,632)     $  11,334,647
                                           =============    ==========       ===========      =============


The amortized cost and estimated market values of investment securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               AVAILABLE-FOR-SALE

                                                                                         Estimated
                                                                        Amortized           Market
                                                                             Cost            Value
                                                                  ---------------   --------------
                Due between five and ten years..................  $     1,162,549   $    1,172,179
                Due after ten years.............................       11,051,272       11,396,070
                                                                  ---------------   --------------

                                                                  $    12,213,821   $   12,568,249
                                                                  ===============   ==============



2.       Mortgage-Backed Securities

The amortized cost and estimated market values of mortgage-backed and related securities held-to-maturity and available-for-sale are summarized as follows:

                                HELD-TO-MATURITY

                                                         Gross          Gross       Estimated
                                         Amortized  Unrealized     Unrealized          Market
March 31, 2001                                Cost       Gains         Losses           Value
--------------                        ------------    --------    -----------    ------------
FNMA Certificates .................   $    622,930    $  2,504    $   (26,244)   $    599,190
Collateralized Mortgage Obligations         34,109         197           (126)         34,180
GNMA Certificates .................         60,896         607            (97)         61,406
FHLMC Certificates ................        168,064           -         (3,720)        164,344
State revenue bonds ...............      1,449,434       1,705              -       1,451,139
                                      ------------    --------    -----------    ------------

                                      $  2,335,433    $  5,013    $   (30,187)   $  2,310,259
                                      ============    ========    ===========    ============


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Gross         Gross      Estimated
                                                             Amortized   Unrealized    Unrealized         Market
March 31, 2000                                                    Cost        Gains        Losses          Value
--------------                                             -----------    ---------  ------------    -----------
FNMA Certificates .....................................    $   697,646    $   2,421  $    (49,828)   $   650,239
Collateralized Mortgage Obligations ...................         46,818          216          (226)        46,808
GNMA Certificates .....................................         69,027          140          (127)        69,040
FHLMC Certificates ....................................        205,180            -        (6,741)       198,439
State revenue bonds ...................................      1,465,308            -             -      1,465,308
                                                           -----------    ---------  ------------    -----------
                                                           $ 2,483,979    $   2,777  $    (56,922)   $ 2,429,834
                                                           ===========    =========  ============    ===========



                               AVAILABLE-FOR-SALE

                                                                              Gross         Gross      Estimated
                                                              Amortized  Unrealized    Unrealized         Market
March 31, 2001                                                    Cost        Gains        Losses          Value
-----------                                                -----------   ----------  ------------    -----------
Collateralized Mortgage Obligations ...................    $   665,732    $  12,592  $          -    $   678,324
FHLMC Certificates ....................................      5,468,549      227,775       (17,963)     5,678,361
FNMA Certificates .....................................      6,533,144      215,873        (4,425)     6,744,592
GNMA Certificates .....................................      4,402,207      200,409             -      4,602,616
                                                           -----------    ---------  ------------    -----------

                                                           $17,069,632    $ 656,649  $    (22,388)   $17,703,893
                                                           ===========    =========  ============    ===========

March 31, 2000
--------------
Collateralized Mortgage Obligations ...................    $   899,933    $  11,167  $          -    $   911,100
FHLMC Certificates ....................................      6,052,227        6,741      (110,001)     5,948,967
FNMA Certificates .....................................      7,649,810       18,142      (202,146)     7,465,806
GNMA Certificates .....................................      4,495,721       16,038       (96,382)     4,415,377
                                                           -----------    ---------  ------------    -----------
                                                           $19,097,691    $  52,088  $   (408,529)   $18,741,250
                                                           ===========    =========  ============    ===========


The amortized cost and estimated market value of mortgage backed securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         HELD-TO-MATURITY           AVAILABLE-FOR-SALE
                                     ------------------------  ---------------------------
                                                    Estimated                    Estimated
                                      Amortized        Market     Amortized         Market
                                           Cost         Value          Cost          Value
                                    -----------   -----------  ------------   ------------
Due between five and ten years      $    19,219   $    23,554  $          -  $           -
Due after ten years ..........        2,316,214     2,286,705    17,069,632     17,703,893
                                    -----------   -----------  ------------   ------------

                                    $ 2,335,433   $ 2,310,259  $ 17,069,632   $ 17,703,893
                                    ===========   ===========  ============   ============

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateralized mortgage obligations at March 31, 2001 and 2000 were collateralized by mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

3.  Loans Receivable

Loans receivable at March 31 consists of the following:

                                                                          2001             2000
                                                                      ------------     ------------
               Real estate loans:
                  Residential .....................................   $ 74,892,160     $ 71,795,469
                  Commercial ......................................     37,968,941       24,988,009
                  Agricultural ....................................     15,383,011       16,003,366
                  Construction ....................................      8,028,182        7,818,515

               Other loans:
                  Commercial (non-real estate) ....................     41,788,884       32,800,384
                  Other consumer ..................................      8,255,142        7,533,147
                  Home equity .....................................     27,322,297       24,626,319
                  Agricultural operating ..........................     10,938,342        7,467,235
                                                                      ------------     ------------

               Total loans receivable ............................     224,576,959      193,032,444

               Less:
                  Loans in process ................................      3,248,216        3,349,059
                  Unearned loan fees and discounts.................        419,654          414,742
                  Allowance for loan losses .......................      1,758,263        1,604,484
                                                                      ------------     ------------

                  Loans receivable, net ...........................   $219,150,826     $187,664,159
                                                                      ============     ============

Total loans receivable consist of approximately $99,270,000 and $86,284,000 in one-to-four family residential real estate loans at March 31, 2001 and 2000, respectively. Loans held for sale carried at lower of aggregate cost or market value were $2,466,000 and $2,345,000 at March 31, 2001 and 2000, respectively.

The following summarizes the changes in the allowance for loan losses at March 31:


                                                                            2001            2000
                                                                      -------------    -------------
               Allowance for loan losses, beginning of year........   $   1,604,484    $   1,360,982
               Provision for loan losses...........................         303,172          286,812
               Charge-offs.........................................        (149,393)         (43,310)
                                                                      -------------    -------------

               Allowance for loan losses, end of year..............   $   1,758,263    $   1,604,484
                                                                      =============    =============


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2001 and 2000, loans on a nonaccrual status totaled approximately $1,443,000 and $583,000, respectively. The effect of not recognizing interest income on nonaccrual loans in accordance with the original terms totaled approximately $59,000 during 2001 and $25,000 during 2000.

The following information at March 31 relates to the Bank's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans:

                                                                            2001            2000
                                                                       ------------   ------------
               Impaired loans with a specific allowance............... $     26,222   $     17,161

               Impaired loans with no specific allowance..............    2,440,446        658,807
                                                                       ------------   ------------
               Total impaired loans .................................. $  2,466,668   $    675,968
                                                                       ============   ============

               Total allowance related to impaired loans.............. $    189,397   $     47,542

               Average aggregate balance of impaired loans for the
                    year.............................................. $  2,115,858   $    533,101

               Interest income recognized on impaired loans........... $     11,087   $     15,411

Outstanding commitments of the Bank to originate loans as of March 31, 2001 were as follows:

                                                              Fixed         Variable
                                                               Rate             Rate           Total
                                                     --------------    -------------   -------------
               First mortgage loans................  $   18,018,705    $     385,580   $  18,404,285
               Other loans  .......................       1,550,837        5,123,945       6,674,782
                                                     --------------    -------------   -------------
               Outstanding loan commitments........  $   19,569,542    $   5,509,525   $  25,079,067
                                                     ==============    =============   =============

Interest rates on fixed rate loan commitments range from 6.08% to 11.00% and are committed through June 13, 2001. Fees received in connection with these outstanding loan commitments are deferred and will be recognized in income over the life of the related loan after funding of the loan. In addition, the Bank had commitments to fund outstanding credit lines of approximately $28,661,795 and commitments to fund credit card lines of approximately $2,975,000 at March 31, 2001. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Bank remains contingently liable for approximately $431,468 of loans sold with recourse as of March 31, 2001. Loans serviced for others (including contract collections) are not included in the consolidated statements of financial condition. The unpaid principal balances of these loans at March 31 are as follows:

                                                                          2001             2000
                                                                     -------------    -------------
               Loan portfolios serviced for:
                   FNMA ..........................................   $  26,987,840    $  31,509,826
                   FHLMC .........................................     105,147,907      109,886,904
                   Others ........................................       6,047,358        4,670,927
                                                                     -------------    -------------
                                                                     $ 138,183,105    $ 146,067,657
                                                                     =============    =============

4.  Accrued Interest Receivable

Accrued interest receivable at March 31 consists of the following:

                                                                           2001            2000
                                                                     -------------    -------------
               Investment securities .............................   $     149,031    $     156,894
               Mortgage-backed securities ........................         141,859          158,764
               Loans receivable ..................................       2,010,940        1,550,746
                                                                     -------------    -------------
               Accrued interest receivable .......................   $   2,301,830    $   1,866,404
                                                                     =============    =============

5.  Premises and Equipment

Premises and equipment at March 31 consists of the following:

                                                                           2001            2000
                                                                     -------------    -------------
               Land, buildings and building improvements .........   $   5,632,627    $   5,355,137
               Furniture, fixtures and equipment .................       4,820,341        4,625,870
               Construction in progress ..........................          82,552          103,053
                                                                     -------------    -------------
                                                                        10,535,520       10,084,060
               Accumulated depreciation ..........................      (4,546,533)      (3,871,334)
                                                                     -------------    -------------
               Premises and equipment, net .......................   $   5,988,987    $   6,212,726
                                                                     =============    =============


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Deposits

Deposits and the related weighted average interest rates at March 31 consist of the following:

                                                                        2001                 2000
                                                                   --------------      --------------
               Deposit accounts:
                   NOW accounts (0.34% and 0.73%)...............   $   40,501,830      $   33,985,876
                   Passbook accounts (1.99% and 2.00%)..........       12,348,892          14,244,726
                   Money market accounts
                     (3.69% and 4.51%)..........................       15,033,027          17,500,981
                                                                   --------------      --------------
                                                                       67,883,749          65,731,583
                                                                   --------------      --------------

               Certificates of deposit:
                   0.00% to 1.99%...............................           12,635                   -
                   2.00% to 2.99%...............................           77,264             563,924
                   3.00% to 3.99%...............................        7,375,176              88,460
                   4.00% to 4.99%...............................        5,295,080          19,649,828
                   5.00% to 5.99%...............................       38,581,121          48,655,294
                   6.00% to 6.99%...............................       37,873,874           9,847,363
                   7.00% to 7.99%...............................          662,753             336,676
                   8.00% to 8.99%...............................           35,471              33,820
                                                                   --------------      --------------
                                                                       89,913,374          79,175,365
                                                                   --------------      --------------
                                                                   $  157,797,123      $  144,906,948
                                                                   ==============      ==============

The scheduled maturities of certificates of deposit at March 31, 2001 are as follows:

                   Year ending March 31,                                                       Amount
                                                                                        -------------
                      2002..........................................................    $  67,091,238
                      2003..........................................................       17,978,287
                      2004..........................................................        2,669,789
                      2005..........................................................        1,442,804
                      2006..........................................................          509,567
                      Thereafter....................................................          221,689
                                                                                        -------------
                      Total.........................................................    $  89,913,374
                                                                                        =============

Interest expense on deposits consists of the following:

                                                                             Year ended March 31,
                                                                      -------------------------------
                                                                           2001               2000
                                                                      -------------     -------------
                  NOW and money market.............................   $    918,133      $     911,514
                  Passbook savings.................................        268,269            346,824
                  Certificates of deposit..........................      4,822,521          4,122,844
                                                                      ------------      -------------

                  Interest expense.................................   $  6,008,923      $   5,381,182
                                                                      ============      =============

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certificates of deposit of $100,000 or more totaled approximately $20,874,000 and $14,862,000 at March 31, 2001 and 2000, respectively. Deposit balances in excess of $100,000, approximately $21,461,000 and $16,357,000 at March 31, 2001 and 2000, respectively, are not insured by the Federal Deposit Insurance Corporation (FDIC).


7.  Income Taxes

The components of income tax expense are summarized as follows:

                                                                           Year ended March 31,
                                                                     -------------------------------
                                                                         2001                2000
                                                                     ------------       ------------
                   Current........................................   $    874,010       $    834,240
                   Deferred.......................................         (7,906)           (16,074)
                                                                     ------------       ------------
                   Income tax expense.............................   $    866,104       $    818,166
                                                                     ============       ============

Deferred tax liabilities and assets at March 31 consist of the following:

                                                                          2001              2000
                                                                     ------------       -----------
               Deferred tax liabilities:
                   FHLB stock dividends...........................   $   (610,000)      $  (496,000)
                   Loan loss reserves.............................       (121,000)         (161,000)
                   Mortgage servicing rights......................       (338,000)         (361,000)
                   Depreciation...................................       (292,000)         (240,000)
                   Deferred compensation, restricted stock........       (253,000)         (190,000)
                   Unrealized gain on securities..................       (386,000)                -
                   Other..........................................        (31,000)          (21,000)
                                                                     ------------       -----------

               Total deferred tax liabilities.....................     (2,031,000)       (1,469,000)
                                                                     ------------       -----------

               Deferred tax assets:
                   Unearned loan fees.............................         27,000            33,000
                   Allowance for loan losses......................        820,000           700,000
                   Deferred compensation..........................        384,000           263,000
                   Unrealized loss on securities..................              -           353,000
                   Other..........................................         28,000            83,000
                                                                     ------------       -----------

               Total deferred tax assets..........................      1,259,000         1,432,000
                                                                     ------------       -----------

               Net deferred income tax liability..................   $   (772,000)      $   (37,000)
                                                                     ============       ===========

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the effective income tax rate follows:
                                        2001                 2000
                                   -------------------  -----------------
                                    Amount    Percent    Amount   Percent
                                   -------    -------   -------   -------
Income tax expense at statutory
  rates .......................   $ 934,224    34.0%  $ 857,848    34.0%
Increase (decrease) resulting
  from:
   Permanent differences ......    (328,482)  (12.0)   (209,688)   (8.3)
   State income taxes, net of
    federal benefit ...........     140,133     5.1      99,571     3.9
   Other ......................     120,229     4.4      70,435     2.8
                                  ---------    ----   ---------    ----
                                  $ 866,104    31.5%  $ 818,166    32.4%
                                  =========    ====   =========    ====

8.  Equity

The Holding Company is not subject to capital adequacy requirements by its primary regulator, the Office of Thrift Supervision. The Bank, however, is subject to various regulatory capital requirements administered by the Washington Department of Financial Institutions (the Department) and the FDIC, (collectively referred to as the regulators). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):


                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                       Actual       Adequacy Purposes      Action Provisions
                                                 ----------------   -----------------     ------------------
                                                  Amount    Ratio     Amount    Ratio       Amount    Ratio
                                                 --------  ------    -------   ------     ---------   ------
  As of March 31, 2001
    Tier 1 Capital (to average assets) .....    $  26,182    9.4%   $  11,147     4.0%    $  13,933    5.0%

    Tier 1 Capital (to risk-weighted assets)    $  26,182   13.8%   $   7,567     4.0%    $  11,351    6.0%

    Total Capital (to risk-weighted assets)     $  27,940   14.8%   $  15,134     8.0%    $  18,918   10.0%

  As of March 31, 2000
    Tier 1 Capital (to average assets) .....    $  23,617   10.0%   $   9,486     4.0%    $  11,858    5.0%

    Tier 1 Capital (to risk-weighted assets)    $  23,617   13.4%   $   7,055     4.0%    $  10,583    6.0%

    Total Capital (to risk-weighted assets)     $  25,221   13.1%   $  14,110     8.0%    $  17,638   10.0%


The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.

9.  Related Party Transactions

Prior to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the Bank's policy allowed all full-time permanent employees with one complete year of service, key officers and directors to receive a first mortgage loan on their primary residence at rates which may be below market. At such time that they cease to be employed by the Bank and are not eligible for retirement (age 55 or older), the loan terms will change to the market interest rate on the date the loan closed.

Subsequent to FIRREA, preferential terms on officer and director loans were discontinued. The following schedule summarizes the activity in loans to directors and officers at March 31:


                                                                       2001              2000
                                                                   ------------     ------------
               Balance, beginning of year.......................   $    687,420     $    648,491
                   Additions....................................        637,998           52,835
                   Repayments and sales proceeds................        (48,288)         (13,906)
                                                                   ------------     ------------

               Balance, end of year.............................   $  1,277,130     $    687,420
                                                                   ============     ============


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Employee Benefit Plans

During 1995, the Bank established a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (Code), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan was amended during 1998, whereby matching contributions by the Bank were eliminated; however, additional contributions may be made at the discretion of the Board of Directors. Approximately $15,145 and $0 were contributed to the plan for the years ended March 31, 2001 and 2000, respectively.

The Company has entered into a salary continuation agreement with certain employees. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $143,500 for life with a guarantee period ranging from fifteen to twenty years. Participants vest ratably each plan year until retirement, termination, death or disability. The Company is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were $75,515 and $40,759 for the years ended March 31, 2001 and 2000, respectively. At March 31, 2001, an obligation of $359,414 and cash value of life insurance of $1,744,457 were recorded. At March 31, 2000, an obligation of $283,899 and cash value of life insurance of $1,663,671 were recorded. Net earnings of the life insurance contracts were $80,786 and $77,642 for the years ended March 31, 2001 and 2000, respectively.

The Company entered into three year employment agreements with certain officers which may be extended by the Board for an additional year at each anniversary date. The agreements provide for severance payments and other benefits in the event of termination without cause and termination of employment in connection with any change in control of the Company of up to 2.99 times the officer's average annual compensation during the preceding five years. The employment agreements provide for termination by the Company for cause at any time.

11. Employee Stock Ownership Plan

The Bank established for eligible employees an ESOP and related trust in connection with the stock conversion consummated on July 1, 1997. Eligible employees of the Bank as of June 30, 1997 and eligible employees of the Company and the Bank employed after such date who have been credited with at least 1,000 hours during a 12-month period and are age 21 will become participants. The ESOP borrowed $1,587,000 from the Holding Company in order to purchase 158,700 shares of common stock of the Holding Company. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of twenty-five years, as amended during fiscal 1999, and the collateral for the loan will be the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP will be discretionary; however, the Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The stated interest rate for the loan is 8.5%.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The cost of shares acquired by the ESOP is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation in the year of allocation. Participants generally become 100% vested in their ESOP account after five years of credited service or if their service was terminated due to death, retirement, permanent disability or a change in control. Prior to the completion of four years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. ESOP compensation expense was approximately $193,000 and $227,000 for the years ended March 31, 2001 and 2000, respectively. As of March 31, 2001, the Company has allocated or committed to be released to the ESOP 53,262 earned shares and has 105,438 unearned, restricted shares remaining to be released. The market value of unearned, restricted shares held by the ESOP trust was approximately $1,403,696 at March 31, 2001.

12  Stock Award Plans

Stock Option Plan

On July 22, 1998, the shareholders of the Company voted to approve the 1998 Stock Option Plan (the SOP) for employees, officers and directors of the Company. The SOP is administered by the Board of Directors. Under the SOP, a maximum of 198,375 shares were approved to be granted. Generally, the SOP provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time stock option is granted, and (2) the option purchase price will be paid in full on the date of purchase. The SOP provides that options may be transferred only by will or by laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative.

During fiscal 1999, options to purchase 171,350 shares of common stock were granted. During the years ended March 31, 2001 and 2000, 3,050 and 12,150 options were canceled. At March 31, 2001 and 2000, options to purchase 156,150 and 159,200 shares remained outstanding. The exercise price of the options, based on the fair market value of the Company's common stock on the grant date, is $15.81. The remaining life of these options at March 31, 2001 is 7.6 years. On March 31, 2001, 63,300 options were vested and exercisable.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 123 requires the Company to provide pro forma information regarding net income and income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of eight percent; expected volatility of 15 percent; risk-free interest rate of five percent; and expected lives of seven years. The weighted average fair value at the date of grant for options granted to employees in 1999 was $1.22 per option. Under the accounting provisions of SFAS No. 123, the Company's net income and income per share for the years ended March 31, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

                                                                           Year Ended March 31,
                                                                     -------------------------------
                                                                          2001             2000
                                                                     -------------     -------------
               Net income:
                  As reported....................................    $   1,881,614     $   1,704,917
                  Pro forma......................................    $   1,847,870     $   1,671,173

               Basic earnings per share:
                  As reported....................................    $        1.34     $        1.11
                  Pro forma......................................    $        1.31     $        1.09

               Diluted earnings per share:
                  As reported....................................    $        1.30     $        1.06
                  Pro forma......................................    $        1.27     $        1.04

13. Earnings per share

Information used to calculate earnings per share was as follows:

                                                                             Year Ended March 31,
                                                                     -------------------------------
                                                                           2001              2000
                                                                     -------------     -------------
               Net income........................................    $   1,881,614     $   1,704,917
                                                                     =============     =============

               Basic weighted average number of common shares
                  outstanding....................................        1,404,935         1,535,137
               Dilutive effect of potential common shares........           43,031            71,449
                                                                     -------------     -------------
               Diluted weighted average number of common
                  shares outstanding.............................        1,447,966         1,606,586
                                                                     =============     =============

               Net income per common share
                  Basic..........................................    $        1.34     $        1.11
                  Diluted........................................    $        1.30     $        1.06


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended March 31, 2001 and 2000, stock options to purchase approximately 156,000 and 159,000 shares at an exercise price of $15.81 per share were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock through-out the year.

Restricted Stock

During fiscal 1999, the shareholders of the Company approved the Management Recognition and Development Plan (MRDP). Under the MRDP, the Company is authorized to grant up to 79,350 shares of restricted stock to employees, officers and directors of the Company. During fiscal 1999, 79,350 shares of restricted stock were awarded from treasury stock. The fair market value was $15.81 per share. These awards vest ratably over a five-year period. Deferred compensation resulting from these awards is amortized as a charge to expense over the five year period; expense for the years ended March 31, 2001 and 2000 was $236,361 and $242,420, respectively. The balance of deferred compensation is shown as a reduction of stockholders' equity.

14. Advances from FHLB and other Borrowings

Advances from FHLB had weighted average interest rates at March 31, 2001 and 2000 of 5.57% and 6.05%, respectively. Maturity dates of advances at March 31 were as follows:

                                                                       2001               2000
                                                                ---------------    --------------
                Advances from FHLB due:
                    Less than 1 year                            $    48,372,055    $   63,964,083
                    1 to 2 years................................      2,500,000         8,743,055
                    2 to 3 years................................      6,521,000           500,000
                    3 to 4 years................................      5,269,000                 -
                    4 to 5 years................................      9,660,000                 -
                    More than 5 years...........................     18,594,968         1,370,968
                                                                ---------------    --------------
                                                                $    90,917,023    $   74,578,106
                                                                ===============    ==============

Pursuant to collateral requirements of the FHLB, advances are secured by stock in FHLB and qualifying first mortgage loans. During 2001 the Company from time to time made certain short-term borrowings from other governmental lending entities. All such borrowings had been repaid as of year end.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Fair Values of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented as follows.


                                                         March 31, 2001               March 31, 2000
                                                 ---------------------------   ---------------------------
                                                     Carrying      Estimated       Carrying      Estimated
                                                       Amount     Fair Value         Amount     Fair Value
                                                 ------------   ------------   ------------   ------------
          Financial assets:
            Cash and cash equivalents .......    $ 12,804,848   $ 12,804,848   $ 12,495,940   $ 12,495,940
            Investment securities:
             Available-for-sale .............      12,568,249     12,568,249     11,334,647     11,334,647
            Mortgage-backed securities:
             Held-to-maturity ...............       2,335,433      2,310,259      2,483,979      2,429,834
             Available-for-sale .............      17,703,893     17,703,893     18,741,250     18,741,250
            Loans receivable ................     219,150,826    219,691,909    187,664,159    188,127,505
            Stock in FHLB ...................       5,031,875      5,031,875      3,965,175      3,965,175
            Cash surrender value of life
             insurance policies .............       1,744,457      1,744,457      1,663,671      1,663,671

          Financial liabilities:
            Deposits ........................     157,797,133    158,096,939    144,906,948    145,182,271
            Advances from FHLB ..............      90,917,023     92,005,884     74,578,106     74,354,453


The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents - The carrying amount of these items is a reasonable estimate of their fair value.

Investment securities and mortgage-backed securities available-for-sale and mortgage-backed securities held-to-maturity - The fair value of investment securities is based on quoted market prices or dealer estimates. Estimated fair value for mortgage-backed securities issued by quasi-governmental agencies is based on quoted market prices. The fair value of all other mortgage-backed securities is based on dealer estimates.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Loans receivable - For certain homogeneous categories of loans, such as fixed and variable residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loan types is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

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

Off-balance sheet instruments - The fair value of a loan commitment is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining length of the commitment period and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their value at year-end are significant to the Company's consolidated financial position.

16. Liquidation Account

At the time of the Conversion, the Bank established a liquidation account in an amount equal to its equity as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Commitments and Contingencies

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company and the Bank are not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

The Company also maintains additional credit facilities with Wells Fargo Bank, available funds totaling $7.0 million and the Federal Reserve Bank of San Francisco with available funds totaling $16.0 million. There were no outstanding advances under these facilities at March 31, 2001.

The Company rents branch and office space under various operating leases. Total rent expense recognized during each of the years ended March 31, 2001 and 2000 was $117,104 and $103,946. Future minimum rental payments under the operating lease agreements are:

                  Year ending March 31,                   Amount
                                                      -----------
                         2002........................ $   114,003
                         2003........................      76,500
                         2004........................      66,300
                         2005........................      30,000
                         2006........................      30,000
                   Thereafter........................     120,000
                                                      -----------
                   Total ............................     436,803
                                                      ===========


The Company subleases portions of its branch facilities under non-cancelable operating lease agreements. Total sublease income recognized during the years ended March 31, 2001 and 2000 was $89,721 and $86,411. Future minimum rental payments due to the Company under subleases are as follows:

                  Year ending March 31,                  Amount
                                                      -----------
                         2002........................ $    87,936
                         2003........................      98,928
                         2004........................      98,928
                         2005........................      98,928
                         2006........................      98,928
                   Thereafter........................      65,952
                                                      -----------
                   Total ............................ $   549,600
                                                      ===========

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Parent Company Financial Information

                               FirstBank NW Corp.
                        Statements of Financial Condition

                                                               March 31,
                                                      --------------------------
                                                          2001          2000
                                                      -----------   ------------
         Assets

         Cash and cash equivalents ................   $    54,389   $   352,245
         Loan to the Bank .........................             -       500,000
         Loan receivable from ESOP ................     1,020,679     1,182,952
         Investment in subsidiaries ...............    26,181,842    23,069,245
         Certificates of deposit ..................       712,429       817,649
         Other assets .............................        48,118         3,129
                                                      -----------   -----------

         Total assets .............................   $28,017,457   $25,925,220
                                                      ===========   ===========

         Liabilities and Stockholders' Equity

         Liabilities ..............................   $    41,114   $    58,757
         Stockholders' equity (Notes 8 and 16) ....    27,976,343    25,866,463
                                                      -----------   -----------

         Total liabilities and stockholders' equity   $28,017,457   $25,925,220
                                                      ===========   ===========

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FirstBank NW Corp.
                              Statements of Income

                                                                    Year ended March 31,
                                                                -------------------------
                                                                    2001          2000
                                                                -----------    ----------
         Interest income:
           Certificates and time deposits ................      $    34,312    $   32,081
           Loans receivable ..............................           11,344       111,435
           ESOP loan .....................................           96,095       110,518
           Cash and cash equivalents .....................            4,106         6,034

         Other income:
           Equity in undistributed income of subsidiaries,
             net of taxes ................................        1,955,996     1,699,962
                                                                -----------    ----------

                                                                  2,101,853     1,960,030
         Other expense:
           Compensation, payroll taxes and fringe benefits          106,644        78,830
           Other expense .................................          161,713       173,078
                                                                -----------    ----------

         Income before income tax expense (benefit) ......        1,833,496     1,708,122

         Income tax expense (benefit) ....................          (48,118)        3,205
                                                                -----------    ----------

         Net income ......................................      $ 1,881,614    $1,704,917
                                                                ===========    ==========


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FirstBank NW Corp.
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                          Year ended March 31,
                                                       --------------------------
                                                          2001            2000
                                                       -----------    -----------
Cash flows from operating activities:
   Net income ......................................   $ 1,881,614    $ 1,704,917
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Equity in undistributed earnings of
        subsidiaries, net of taxes .................    (1,955,996)    (1,699,962)
      (Increase) decrease in other assets ..........       (83,751)       188,966
      Increase (decrease) in liabilities ...........       (17,644)          (523)
                                                       -----------    -----------

Net cash (used in) provided by operating activities       (175,777)       193,398
                                                       -----------    -----------

Cash flows from investing activities:
   Purchases of certificates of deposit ............             -       (817,649)
   Maturities of certificates of deposit ...........       105,220        786,054
   Dividends received from subsidiaries ............       460,000        460,000
   Principal repayments on loan to the Bank ........       500,000      2,900,000
   Principal repayments on ESOP loan ...............       162,273        164,545
                                                       -----------    -----------

Net cash provided by investing activities ..........     1,227,493      3,492,950
                                                       -----------    -----------

Cash flows from financing activities:
   Purchase of treasury stock ......................      (800,250)    (3,013,326)
   Dividends paid ..................................      (549,322)      (567,939)
                                                       -----------    -----------

Net cash used in financing activities ..............    (1,349,572)    (3,581,265)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (297,856)       105,083

Cash and cash equivalents, beginning of year .......       352,245        247,162
                                                       -----------    -----------

Cash and cash equivalents, end of year .............   $    54,389    $   352,245
                                                       ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................   $         -    $         -
    Income taxes....................................   $         -    $    17,860

  Non-cash investing and financing activities:
   ESOP shares committed to be released.............   $    26,403    $    62,256

                                   SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRSTBANK CORP.


Date:  August 8, 2001                         By:  /s/ LARRY K. MOXLEY
                                                   -----------------------------
                                                   Larry K. Moxley
                                                   Chief Financial Officer and
                                                   Director (Principal Financial
                                                   Officer)