Form 10QSB
period 2001-06-30
FIRSTBANK CORP/ID
filed 2001-08-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2001


       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from _______ to _________

                         Commission file number 0-22435

                               FIRSTBANK NW CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Washington                                    84-1389562
    -------------------------------                      ----------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                       920 Main Street, Lewiston, ID 83501
                     --------------------------------------
                     Address of Principal Executive Offices

                                 (208) 746-9610
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,505,792 shares outstanding on August 13, 2001.

Transitional Small Business Disclosure Format (check one):

[ ] Yes                [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                         Page
Item 1.  Financial Statements (Unaudited)
         Consolidated Statements of Financial Condition                    1
         Consolidated Statements of Income
           For the three months ended June 30, 2000 and 2001               2
         Consolidated Statements of Cash Flows
           For the three months ended June 30, 2000 and 2001               3
         Consolidated Statements of Comprehensive Income
           For the three months ended June 30, 2000 and 2001               4
         Notes to Consolidated Financial Statements                      5 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9 - 13

Item 3.  Quantitative And Qualitative Disclosures About Market Risk
         Market Risk                                                      14
         Interest Rate Risk                                               14



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                15
Item 2.  Changes in Securities and Use of Proceeds                        15
Item 3.  Defaults Upon Senior Securities                                  15
Item 4.  Submission of Matters to a Vote of Security Holders              15
Item 5.  Other Information                                                15
Item 6.  Exhibits and Reports on Form 8-K                                 15

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   FirstBank NW Corp. and Subsidiaries
                              Consolidated Statements of Financial Condition

                                                           At June 30,     At March 31,      At June 30,
                                                              2000             2001             2001
                                                          -------------    -------------    -------------
                                                           (Unaudited)                       (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                           $   8,628,510    $   8,013,411    $   9,495,616
  Interest bearing deposits                                          --        1,166,117          141,020
  Federal funds sold                                          2,677,260        3,625,320        2,920,000
                                                          -------------    -------------    -------------
Total cash and cash equivalents                              11,305,770       12,804,848       12,556,636

Investment securities:
  Available-for-sale                                         11,619,905       12,568,249       12,431,134
Mortgage-backed securities:
  Held-to-maturity                                            2,450,846        2,335,433        2,292,659
  Available-for-sale                                         17,975,923       17,703,893       11,801,943
Loans receivable, net (Note 2)                              204,104,601      219,150,826      229,434,126
Accrued interest receivable                                   2,600,453        2,301,830        2,703,341
Real estate owned                                               119,041           33,164           24,668
Stock in FHLB, at cost                                        4,489,975        5,031,875        5,119,575
Premises and equipment, net                                   6,209,761        5,988,987        5,851,783
Income taxes receivable                                          20,485          124,512               --
Cash surrender value of life insurance policies               1,683,448        1,744,457        1,765,196
Mortgage servicing assets                                       909,772          866,489          890,241
Other assets                                                    357,775          407,720          729,351
                                                          -------------    -------------    -------------
TOTAL ASSETS                                              $ 263,847,755    $ 281,062,283    $ 285,600,653
                                                          =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                $ 142,169,993    $ 157,797,123    $ 162,491,164
  Advances from borrowers for taxes and insurance               801,574        1,400,630          779,725
  Advances from FHLB & other borrowings (Note 3)             93,848,522       90,917,023       91,838,023
  Income taxes payable                                               --               --          281,432
  Deferred federal and state income taxes                            --          772,000          497,433
  Accrued expenses and other liabilities                      1,005,253        2,199,164        2,048,176
                                                          -------------    -------------    -------------
TOTAL LIABILITIES                                           237,825,342      253,085,940      257,935,953
                                                          -------------    -------------    -------------

  Commitments and contingencies (Note 4)
  Stockholders' Equity (Note 4):
  Preferred stock, $.01 par value,  500,000 shares
       authorized; 0 shares issued and outstanding                   --               --               --
  Common stock, $.01 par value,  5,000,000 shares
       authorized; 1,983,750 shares issued; 1,599,984,
       1,441,515 and 1,410,205 shares outstanding                19,838           19,838           19,838
  Additional paid-in-capital                                 18,784,310       18,809,135       18,817,804
  Retained earnings, substantially restricted                15,305,126       16,376,831       16,814,409
  Unearned ESOP shares                                       (1,199,570)      (1,053,130)      (1,032,240)
  Deferred compensation                                        (806,651)        (629,381)        (570,291)
  Treasury stock, at cost; 335,215, 436,797 and 472,958
       Shares                                                (5,347,032)      (6,147,282)      (6,712,015)
  Accumulated other comprehensive income (loss)                (733,608)         600,332          327,195
                                                          -------------    -------------    -------------
Total Stockholders' Equity                                   26,022,413       27,976,343       27,664,700
                                                          -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 263,847,755    $ 281,062,283    $ 285,600,653
                                                          =============    =============    =============

                       See accompanying notes to consolidated financial statements

                                                                               1

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                           Three-months ended
                                                                June 30,
                                                         -----------------------
                                                            2000         2001
                                                         ----------   ----------
                                                               (Unaudited)

Interest income:
  Loans receivable                                       $4,164,893   $4,670,087
  Mortgage-backed securities                                370,106      293,090
  Investment securities                                     156,153      152,552
  Other interest earning assets                             158,586      161,308
                                                         ----------   ----------
Total interest income                                     4,849,738    5,277,037
                                                         ----------   ----------

Interest expense:
  Deposits                                                1,385,007    1,541,357
  Advances from FHLB & other borrowings                   1,289,600    1,247,874
                                                         ----------   ----------
Total interest expense                                    2,674,607    2,789,231
                                                         ----------   ----------

Net interest income                                       2,175,131    2,487,806
Provision for loan losses                                   101,897      228,970
                                                         ----------   ----------
Net interest income after provision for loan losses       2,073,234    2,258,836
                                                         ----------   ----------

Non-interest income:
  Gain on sale of loans                                     173,185      353,072
  Gain on sale of securities, net                                --      175,249
  Service fees and other charges                            369,644      440,156
  Commissions and other                                      26,099       40,942
                                                         ----------   ----------
Total non-interest income                                   568,928    1,009,419
                                                         ----------   ----------

Non-interest expense:
  Compensation and employee related benefits              1,201,799    1,444,562
  Occupancy                                                 330,616      307,616
  Other                                                     600,856      627,289
                                                         ----------   ----------
Total non-interest expense                                2,133,271    2,379,467
                                                         ----------   ----------

Income before income tax expense                            508,891      888,788
Income tax expense                                          113,895      307,409
                                                         ----------   ----------
Net income                                               $  394,996   $  581,379
                                                         ==========   ==========

Earnings per share (Note 5):
  Net income per share - basic                           $     0.28   $     0.42
  Net income per share - diluted                         $     0.26   $     0.41
  Weighted average shares outstanding - basic             1,435,201    1,388,028
  Weighted average shares outstanding - diluted           1,495,001    1,430,598

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                    Three-months ended June 30,
                                                                                  ------------------------------
                                                                                      2000             2001
                                                                                  -------------    -------------
                                                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                                                      $     394,996    $     581,379
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                       208,023          180,274
    Provision for loan losses                                                           101,897          228,970
    Gain on sale of loans                                                              (159,339)        (353,072)
    Gain on sale of securities, net                                                          --         (175,249)
    FHLB stock dividends                                                                (66,611)              --
    ESOP compensation expense                                                            21,808           29,559
    Other (gains) losses, net                                                               242          (14,996)
    Deferred compensation expense                                                       100,960           59,090
    Deferred income taxes                                                               (14,336)         (98,535)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                       (627,570)        (738,748)
    Accrued expenses and other liabilities                                              128,151         (150,325)
    Income taxes receivable (payable)                                                  (175,837)         405,944
                                                                                  -------------    -------------
Net cash used in operating activities                                                   (87,616)         (45,709)
                                                                                  -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity               31,820           41,237
  Proceeds from maturities of mortgage-backed securities; available-for-sale            500,942          485,252
  Proceeds from sale of mortgage-backed securities; available-for-sale                       --        5,271,715
  Purchase of investment securities; available for sale                                (333,703)              --
  Decrease in loans receivable from loans sold                                       17,842,320       24,201,191
  Other net change in loans receivable                                              (34,344,840)     (34,503,403)
  Purchase of FHLB stock                                                               (458,189)         (87,700)
  Purchases of premises and equipment                                                  (196,239)         (34,016)
  Net increase in cash surrender value of life insurance policies                       (19,777)         (20,739)
  Proceeds from sale of real estate owned                                                44,375          158,360
                                                                                  -------------    -------------
Net cash used in investing activities                                               (16,933,291)      (4,488,103)
                                                                                  -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                              (134,410)        (143,802)
  Net increase (decrease) in deposits                                                (2,736,955)       4,694,040
  Advances from borrowers for taxes and insurance                                      (568,314)        (620,905)
  Advances from FHLB & other borrowings                                             346,209,758      100,400,472
  Payments on advances from FHLB & other borrowings                                (326,939,342)     (99,479,472)
  Purchase of treasury stock                                                                 --         (564,733)
                                                                                  -------------    -------------
Net cash provided by financing activities                                            15,830,737        4,285,600
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                            (1,190,170)        (248,212)

Cash and cash equivalents, beginning of period                                       12,495,940       12,804,848
                                                                                  -------------    -------------
Cash and cash equivalents, end of period                                          $  11,305,770    $  12,556,636
                                                                                  =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                     $   1,391,586    $   2,791,486
  Noncash investing and financing activities:
     Unrealized losses on securities; available-for-sale, net of tax              $     185,535    $     273,137
     Loans receivable charged to the allowance for loan losses                    $      62,832    $      19,124
     Transfer from loans converted to real estate acquired through foreclosure    $     119,041    $     143,014

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                                 Three-months ended June 30,
                                                                  -------------------------
                                                                      2000          2001
                                                                  -----------   -----------
                                                                         (Unaudited)

Net income                                                        $   394,996   $   581,379
Other comprehensive loss, net of tax:
       Change in unrealized losses on securities;
             available-for-sale, net of tax benefit of $120,023
             and $86,864                                             (185,535)     (273,137)
                                                                  -----------   -----------

       Net other comprehensive loss                                  (185,535)     (273,137)
                                                                  -----------   -----------
Comprehensive income                                              $   209,461   $   308,242
                                                                  ===========   ===========

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      LOANS RECEIVABLE (NET)

Loans receivable at June 30, 2000, March 31, 2001, and June 30, 2001 consists of the following:

                                                     At June 30,      At March 31,    At June 30,
                                                        2000             2001            2001
                                                    -------------    -------------   -------------
                                                     (Unaudited)                      (Unaudited)
            Real estate loans:
                 Residential                        $  75,265,086    $  74,892,160   $  77,708,213
                 Commercial                            27,673,016       37,968,941      43,254,762
                 Agricultural                          16,092,131       15,383,011      16,174,811
                 Construction                           8,323,390        8,028,181       9,371,302

            Other loans:
                 Commercial (non-real estate)          35,355,641       41,788,884      39,345,561
                 Other consumer                         8,782,235        8,255,142       8,384,647
                 Home equity                           25,286,323       27,322,297      27,958,865
                 Agricultural operating                14,123,151       10,938,342      13,135,535
                                                    -------------    -------------   -------------

            Total loans receivable                    210,900,973      224,576,958     235,333,696

            Less:
                 Loans in process                       4,647,203        3,248,216       3,407,385
                 Unearned loan fees and discounts         585,173          419,653         522,760
                 Allowance for loan losses              1,645,236        1,758,263       1,969,425
                 Other                                    (81,240)              --              --
                                                    -------------    -------------   -------------

            Loans receivable, net                   $ 204,104,601    $ 219,150,826   $ 229,434,126
                                                    =============    =============   =============

                                                                               5

(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 40% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at June 30, 2000 and 2001 were $88,367,523 and $91,838,023, respectively.


Scheduled maturities of advances from Federal Home Loan Bank were as follows:


                                                              One Year to     Five Years to
                                         Less than One       Less than Five    Less than Ten     Greater than
At June 30, 2000:                             Year               Years             Years           Ten Years
                                              ----               -----             -----           ---------
Maturities of advances from FHLB            $ 82,116            $  4,893          $   --           $  1,359
Range of interest rates                   5.08% - 6.75%      5.12% - 6.65%            --%              6.66%
Weighted average interest rate                6.46%               5.40%               --%              6.66%
Percentage of total advances                 92.92%               5.54%               --%              1.54%



                                                              One Year to     Five Years to
                                         Less than One       Less than Five    Less than Ten     Greater than
At June 30, 2001:                             Year               Years             Years           Ten Years
                                              ----               -----             -----           ---------

Maturities of advances from FHLB            $ 33,129            $ 44,251          $ 13,150         $  1,308
Range of interest rates                   3.80% - 6.66%      4.75% - 6.62%     4.87% - 5.48%           6.66%
Weighted average interest rate                4.82%               5.52%             5.00%              6.66%
Percentage of total advances                 36.07%              48.18%            14.32%              1.43%


(4)      DIVIDEND

On April 19, 2001, the Board of Directors declared a cash dividend of $0.10 per common share to shareholders of record as of May 16, 2001. This dividend was paid on May 30, 2001. On July 18, 2001, the Board of Directors declared a cash dividend of $0.10 per common share to shareholders of record as of August 10, 2001. The dividend will be paid on August 24, 2001.

(5)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                          For the Three Months Ended June 30, 2001
                          ----------------------------------------

                                                                    Weighted-      Per-Share
                                                   Net Income    Average Shares      Amount
                                                   ----------    --------------      ------
         Basic EPS:
         Income available to common
             Stockholders                          $  581,379       1,388,028      $   0.42
                                                                                   ========
         Effect of dilutive securities:
             Restricted stock awards                       --          42,570
                                                   ----------      ----------

         Diluted EPS:
           Income available to common
             Stockholders - assumed
             Conversions                           $  581,379       1,430,598      $   0.41
                                                   ==========      ==========      ========

                          For the Three Months Ended June 30, 2000
                          ----------------------------------------

                                                                    Weighted-      Per-Share
                                                   Net Income    Average Shares      Amount
                                                   ----------    --------------      ------
         Basic EPS:
         Income available to common
             Stockholders                          $  394,996       1,435,201      $   0.28
                                                                                   ========
         Effect of dilutive securities:
             Restricted stock awards                       --          59,800
                                                   ----------      ----------

         Diluted EPS:
           Income available to common
             stockholders - assumed
             conversions                           $  394,996       1,495,001      $   0.26
                                                   ==========      ==========      ========

As of June 30, 2000 and June 30, 2001, outstanding options to purchase 158,450 and 155,400 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.

(6)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Liabilities. SFAS No. 140 revises certain criteria promulgated in previous accounting literature (SFAS No. 125) for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures concerning these activities. The accounting requirements of SFAS No. 140 for securitizations and other transfers of financial assets are effective for securitizations and transfers occurring on or after April 1, 2001. The applicable disclosures were required to be adopted for the Company's year end March 31, 2001, and accordingly, have been incorporated in these Notes to the Consolidated Financial Statements. The Company adopted SFAS No. 140 as of the beginning of the fiscal year 2002. It is the opinion of management that the adoption of SFAS No. 140 did not have any impact on its consolidated financial statements.

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

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 2001.

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

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At June 30, 2001 the Bank had six offices in Idaho and two in Washington.

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

Toward the end of September 2000, the Bank started offering online banking to customers at no charge. The service is being outsourced to Equifax E-Banking Solutions, Inc. and CheckFree Corporation. At June 30, 2001, 6.9% of the Bank's checking customers were registered for online banking services.

FINANCIAL CONDITION AT JUNE 30, 2001 AND MARCH 31, 2001

Assets increased from $281.1 million at March 31, 2001 to $285.6 million at June 30, 2001. Cash and cash equivalents decreased from $12.8 million at March 31, 2001 to $12.6 million at June 30, 2001. Available-for-sale mortgage-backed securities decreased $5.9 million, of which $5.3 million was due to the sale upon maturity of three investments. These proceeds were used to fund the increased loan growth and reduce borrowing. Loans receivable increased from $219.2 million at March 31, 2001 to $229.4 million at June 30, 2001 as a result of an increase in commercial loans of $2.7 million, agricultural loans of $2.9 million, construction loans of $0.8 million, home equity loans of $0.6 million, residential loans of $3.1 million, and consumer loans of $0.1 million. Accrued interest receivable increased from $2.3 million at March 31, 2001 to $2.7 million at June 30, 2001 due to a higher average asset base in loans. Deposits increased from $157.8 million at March 31, 2001 to $162.5 million at June 30, 2001 as a result of an increase in brokered CD's of $5.6 million, a decrease in CD's of $1.0 million, a decrease in savings deposits of $0.5 million, an increase in interest checking accounts of $0.6 million, a decrease in non-interest checking accounts of $1.0 million, and an increase in money market accounts of $1.0 million. Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings increased from $90.9 million at March 31, 2001 to $91.8 million at June 30, 2001. The increase in FHLB borrowings was used to fund loan growth. Accrued expenses and other liabilities decreased from $2.2 million at March 31, 2001 to $2.0 million at June 30, 2001. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans decreased from $1.2 million at March 31, 2001 to $1.1 million at June 30, 2001. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000 AND 2001

Net income increased from $394,996 for the three months ended June 30, 2000 to $581,379 for the three months ended June 30, 2001.

Net interest income increased from $2.2 million for the three months ended June 30, 2000 to $2.5 million for the three months ended June 30, 2001. Total interest income increased from $4.8 million for the three months ended June 30, 2000 to $5.3 million for the three months ended June 30, 2001. The increase in interest income resulted from an increase in average interest earning assets and a decrease in the average cost of advances from FHLB and other advances causing an overall decrease in the average cost on interest-bearing liabilities. The average balance of loans receivable was $194.7 million in the first quarter of 2000 compared to $222.0 million in the first quarter of 2001. Interest income from investment securities decreased from $156,000 for the three months ended June 30, 2000 to $153,000 for the three months ended June 30, 2001. The decrease was due to a decrease in the investment securities portfolio balance and a 0.75% reduction in average yield from June 30, 2000 to June 30, 2001. Interest income from mortgage-backed securities decreased from $370,000 for the three months ended June 30, 2000 to $293,000 for the three months ended June 30, 2001. The decrease is primarily due to a decrease in the mortgage-backed securities portfolio's average daily balance for the three month period ended June 30, 2000 and 2001. Interest expense increased from $2.7 million for the three months ended June 30, 2000 to $2.8 million for the same period in 2001. The increase in interest expense is due to an increase in average balance of certificates of deposits and FHLB and other advances. The weighted average rate on totals deposits remained relatively stable at 3.84% for the three months ended June 30, 2000 and 3.97% for the three months ended June 30, 2001. The weighted average rate on FHLB and other advances for the three months ended June 30, 2000 was 1.55%, whereas the weighted average rate on FHLB and other advances for the three months ended June 30, 2001 was 1.35%.

Provision for loan losses are based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. This analysis determines the allowance for loan and lease losses standard percentage for the loan categories and the credit type of loans. Each month the outstanding balance of loans is compared to the previous month's balance, the difference is then multiplied by a standard percentage the bank has assigned to each credit type, which determines the provision for Allowance for Loan and Lease Losses (ALLL). (Example: a commercial operating secured loan has a ALLL percentage of 1.375%, therefore the increase in ALLL is 1.375% of the gain in the outstanding principal balance for the current month.) As a result of this evaluation, the Company's provision for loan losses increased from $102,000 for the three months ended June 30, 2000 to $229,000 for the three months ended June 30, 2001.

Non-interest income increased from $569,000 for the three months ended June 30, 2000 to $1,009,000 for the three months ended June 30, 2001. Most of the increase is the result of a $180,000 increase in gain on sale of loans, $175,000 gain on sales of securities, and $71,000 increase in other fee income.

Non-interest expense increased from $2.1 million for the three months ended June 30, 2000 to $2.4 million for the three months ended June 30, 2001. The primary reason for the increase is compensation and employee related benefits.

Income taxes increased from an expense of $114,000 for the three months ended June 30, 2000 to $307,000 for the same time period in 2001, due to the increase in income and temporary tax difference on the provision for loan losses.

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

                                                        Year Ending                         Three Months Ending
                                                       March 31, 2001                          June 30, 2001
                                             -----------------------------------    -----------------------------------
                                                          Interest      Average                  Interest      Average
                                              Average        and        Yield/       Average        and        Yield/
                                              Balance     Dividends      Cost        Balance     Dividends      Cost
                                             ---------    ---------    ---------    ---------    ---------    ---------
                                                                        (Dollars in Thousands)
          Interest-earning assets (1):
          Loans receivable:
          Mortgage loans receivable          $  72,629    $   5,700         7.85%   $  76,127    $   1,467         7.71%
          Commercial loans receivable           66,492        6,106         9.35       79,932        1,685         8.57
          Construction loans receivable          5,485          581        10.59        5,837          167        11.44
          Consumer loans receivable             34,677        3,097         8.93       35,933          767         8.54
          Agricultural loans receivable         27,258        2,542         9.33       26,506          584         8.81
          Unearned loan fees and
             discounts and allowance
             for loan losses                    (2,095)          --           --       (2,312)          --           --
                                             ---------    ---------    ---------    ---------    ---------    ---------

          Loans receivable, net                204,446       18,026         8.87      222,023        4,670         8.46
          Mortgage-backed securities            20,279        1,439         7.10       17,554          293         6.68
          Investment securities                 11,901          614         7.19       12,407          153         6.87
          Other earning assets                  11,479          678         5.91       11,599          161         5.88
                                             ---------    ---------                 ---------    ---------
          Total interest-earning assets        248,105       20,757         8.51      263,583        5,277         8.15
                                                          ---------                              ---------

          Non-interest-earning assets           17,802                                 17,408
                                             ---------                              ---------
          Total assets                       $ 265,907                              $ 280,991
                                             =========                              =========

          Interest-earning liabilities:
          Passbook, NOW and money
             market accounts                 $  63,486    $   1,186         1.87    $  65,421    $     312         1.91
          Certificates of deposit               83,670        4,823         5.76       89,910        1,229         5.47
                                             ---------    ---------                 ---------    ---------
          Total deposits                       147,156        6,009         4.08      155,331        1,541         3.97

          Advances from FHLB & other            88,747        5,608         6.32       93,350        1,258         5.39
                                             ---------    ---------                 ---------    ---------
          Total interest-bearing
              liabilities                      235,903       11,617         4.92      248,681        2,799         4.50
                                                          ---------                              ---------
          Non-interest-bearing
              liabilities                        3,408                                  4,210
                                             ---------                              ---------
          Total liabilities                    239,311                                252,891
          Total stockholders' equity            26,596                                 28,100
                                             ---------                              ---------

          Total liabilities and
             total stockholders' equity      $ 265,907                              $ 280,991
                                             =========                              =========

          Net interest income                             $   9,140                              $   2,478
                                                          =========                              =========

          Interest rate spread                                              3.59%                                  3.65%
                                                                       =========                              =========

          Net interest margin                                  3.83%                                  3.91%
                                                          =========                              =========

          Ratio of average interest-
             earning assets to average
             interest- bearing liabilities                   105.17%                                105.99%
                                                          =========                              =========

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Liquidity is being able to raise funds in a short period of time without incurring a principle loss. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2001, cash and cash equivalents totaled $12.6 million, or 4.40% of total assets. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. Advances under this credit facility totaled $91.8 million at June 30, 2001. The Company also maintains additional credit facilities with Wells Fargo Bank, and the Federal Reserve Bank of San Francisco. Advances under these facilities totaled $5.5 million and $0, respectively, as of June 30, 2000 and 2001. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets.

The primary investing activity of the Company is the origination of loans. During the three month period ended June 30, 2000 and 2001, the Company originated loans based upon new production in the amounts of $43.7 million and $56.9 million, respectively. At June 30, 2001, the Company had loan commitments totaling $27.4 million, undisbursed lines of credit totaling $28.5 million, and undisbursed loans in process totaling $3.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2001 totaled $67.6 million. Historically, the Company has been able to retain a significant amount of its deposits as mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of June 30, 2001, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 9.33%, 13.45% and 14.46%, respectively.

Effect of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Liabilities. SFAS No. 140 revises certain criteria promulgated in previous accounting literature (SFAS No. 125) for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures concerning these activities. The accounting requirements of SFAS No. 140 for securitizations and other transfers of financial assets are effective for securitizations and transfers occurring on or after April 1, 2001. The applicable disclosures were required to be adopted for the Company's year end March 31, 2001, and accordingly, have been incorporated in these Notes to the Consolidated Financial Statements. The Company adopted SFAS No. 140 as of the beginning of the fiscal year 2002. It is the opinion of management that the adoption of SFAS No. 140 did not have any impact on its consolidated financial statements.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of June 30, 2001, March 31, 2001 and June 30, 2000 as compared to the 10.00% Board approved policy limit.

        June 30, 2001:               -200 BP                  Flat                 +200 BP
                                     -------                  ----                 -------
                                                     (Dollars in Thousands)
        Year 1 NII                  $ 10,676                $ 10,837              $ 10,890
        NII $ Change                $   (161)                     --              $     53
        NII % Change                   -1.49%                     --                  0.49%


        March 31, 2001:              -200 BP                  Flat                 +200 BP
                                     -------                  ----                 -------
                                                     (Dollars in Thousands)
        Year 1 NII                  $ 10,183                $ 10,278              $ 10,279
        NII $ Change               ($     95)                     --              $      1
        NII % Change                   -0.92%                     --                  0.01%


        June 30, 2000:               -200 BP                  Flat                 +200 BP
                                     -------                  ----                 -------
                                                     (Dollars in Thousands)
        Year 1 NII                  $  9,340                $  9,160              $  8,820
        NII $ Change                $    180                      --             ($    340)
        NII % Change                    1.97%                     --                 -3.71%

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

         (1) Incorporated by reference to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended March 31, 2000.
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
         (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).

     (b) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRSTBANK NW CORP.


DATED:  August 13, 2001                BY: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer


                                       BY: /s/ LARRY K. MOXLEY
                                           -------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer