Form 10QSB
period 2001-09-30
FIRSTBANK CORP/ID
filed 2001-11-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2001


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




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,462,592 shares outstanding on November 13, 2001.

Transitional Small Business Disclosure Format (check one):

( ) Yes         (X) No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                            Page
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition                                      1

          Consolidated Statements of Income
             For the three months and six months ended September 30, 2000 and 2001            2

          Consolidated Statements of Cash Flows
             For the six months ended September 30, 2000 and 2001                             3

          Consolidated Statements of Comprehensive Income
             For the three months and six months ended September 30, 2000 and 2001            4

          Notes to Consolidated Financial Statements                                        5 - 8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                             9 - 14



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                   15

Item 2.   Changes in Securities and Use of Proceeds                                           15

Item 3.   Defaults Upon Senior Securities                                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                                 15

Item 5.   Other Information                                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                                    15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                    September 30,        March 31,        September 30,
                                                                         2000              2001               2001
                                                                    -------------      -------------      -------------
                                                                     (Unaudited)                           (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                     $   8,819,841      $   8,013,411      $  10,149,799
  Interest bearing deposits                                               840,711          1,166,117          1,322,795
  Federal funds sold                                                    3,663,480          3,625,320         15,789,469
                                                                    -------------      -------------      -------------
Total cash and cash equivalents                                        13,324,032         12,804,848         27,262,063

Investment securities:
  Available-for-sale                                                   11,847,961         12,568,249         12,595,452
Mortgage-backed securities:
  Held-to-maturity                                                      2,419,905          2,335,433          2,236,579
  Available-for-sale                                                   17,665,730         17,703,893         11,354,809
Loans receivable, net (Note 2)                                        198,767,798        219,150,826        215,820,487
Accrued interest receivable                                             2,905,558          2,301,830          2,681,148
Real estate owned                                                          25,832             33,164             71,930
Stock in FHLB, at cost                                                  4,563,175          5,031,875          5,209,775
Premises and equipment, net                                             6,214,351          5,988,987          5,724,365
Income taxes receivable                                                    72,919            124,512             68,884
Cash surrender value of bank owned and other insurance policies         1,703,730          1,744,457          6,548,888
Mortgage servicing assets                                                 897,360            866,489            946,859
Other assets                                                              446,636            407,720            661,093
                                                                    -------------      -------------      -------------
TOTAL ASSETS                                                        $ 260,854,987      $ 281,062,283      $ 291,182,332
                                                                    =============      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                          $ 150,819,914      $ 157,797,123      $ 180,794,003
  Advances from borrowers for taxes and insurance                         991,754          1,400,630          1,406,521
  Advances from FHLB and other borrowings (Note 3)                     80,824,186         90,917,023         78,551,468
  Deferred federal and state income taxes                                 169,089            772,000            589,827
  Accrued expenses and other liabilities                                2,027,184          2,199,164          2,070,442
                                                                    -------------      -------------      -------------
TOTAL LIABILITIES                                                     234,832,127        253,085,940        263,412,261
                                                                    -------------      -------------      -------------
  Commitments and contingencies (Note 4)

  Stockholders' Equity (Note 4):
  Preferred stock, $.01 par value, 500,000 shares
       authorized; 0 shares issued and outstanding                             --                 --                 --
  Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,983,750 shares issued; 1,434,270,
       1,441,515 and 1,372,694 shares outstanding                          19,838             19,838             19,838
  Additional paid-in-capital                                           18,788,822         18,809,135         18,828,118
  Retained earnings, substantially restricted                          15,708,223         16,376,831         17,267,772
  Unearned ESOP shares                                                 (1,169,050)        (1,053,130)        (1,011,350)
  Deferred compensation                                                  (747,561)          (629,381)          (511,200)
  Treasury stock, at cost; 436,797, 436,797 and 512,558
       shares                                                          (6,147,282)        (6,147,282)        (7,390,764)
  Accumulated other comprehensive income (loss)                          (430,130)           600,332            567,657
                                                                    -------------      -------------      -------------
Total Stockholders' Equity                                             26,022,860         27,976,343         27,770,071
                                                                    -------------      -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 260,854,987      $ 281,062,283      $ 291,182,332
                                                                    =============      =============      =============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                       Three-months ended September 30,   Six-months ended September 30,
                                                            2000             2001             2000             2001
                                                        ------------     ------------     ------------     ------------
                                                                                  (Unaudited)
Interest income:
  Loans receivable                                      $  4,528,597     $  4,634,589     $  8,693,490     $  9,304,676
  Mortgage-backed securities                                 369,520          232,969          739,626          526,060
  Investment securities                                      152,516          150,009          308,669          302,561
  Other interest earning assets                              162,195          204,536          320,781          365,844
                                                        ------------     ------------     ------------     ------------
Total interest income                                      5,212,828        5,222,103       10,062,566       10,499,141
                                                        ------------     ------------     ------------     ------------

Interest expense:
  Deposits                                                 1,427,769        1,534,006        2,812,775        3,075,364
  Advances from FHLB and other borrowings                  1,516,677        1,139,111        2,806,278        2,386,985
                                                        ------------     ------------     ------------     ------------
Total interest expense                                     2,944,446        2,673,117        5,619,053        5,462,349
                                                        ------------     ------------     ------------     ------------

Net interest income                                        2,268,382        2,548,986        4,443,513        5,036,792
Provision for loan losses                                     31,417          184,585          133,314          413,555
                                                        ------------     ------------     ------------     ------------
Net interest income after provision for loan losses        2,236,965        2,364,401        4,310,199        4,623,237
                                                        ------------     ------------     ------------     ------------

Non-interest income:
  Gain on sale of loans                                      276,220          482,032          449,404          835,104
  Gain on sale of securities, net                                 --               --               --          175,249
  Service fees and other charges                             403,366          485,082          773,010          925,238
  Commissions and other                                       29,551           24,141           55,651           65,083
                                                        ------------     ------------     ------------     ------------
Total non-interest income                                    709,137          991,255        1,278,065        2,000,674
                                                        ------------     ------------     ------------     ------------

Non-interest expense:
  Compensation and employee related benefits               1,233,251        1,462,598        2,435,050        2,907,160
  Occupancy                                                  290,364          309,625          620,980          617,241
  Other                                                      582,444          710,922        1,183,300        1,338,211
                                                        ------------     ------------     ------------     ------------
Total non-interest expense                                 2,106,059        2,483,145        4,239,330        4,862,612
                                                        ------------     ------------     ------------     ------------

Income before income tax expense                             840,043          872,511        1,348,934        1,761,299
Income tax expense                                           306,868          279,199          420,763          586,608
                                                        ------------     ------------     ------------     ------------
Net income                                              $    533,175     $    593,312     $    928,171     $  1,174,691
                                                        ============     ============     ============     ============

Earnings per share (Note 5):
  Net income per share - basic                          $       0.38     $       0.44     $       0.66     $       0.86
  Net income per share - diluted                        $       0.37     $       0.43     $       0.63     $       0.82
  Weighted average shares outstanding - basic              1,395,559        1,356,792        1,415,310        1,372,325
  Weighted average shares outstanding - diluted            1,446,947        1,397,308        1,470,862        1,427,458

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                        Six-months ended September 30,
                                                                                          2000               2001
                                                                                      -------------      -------------
                                                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                                                          $     928,171      $   1,174,691
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                           368,999            345,278
    Provision for loan losses                                                               133,314            413,555
    Gain on sale of loans                                                                  (449,404)          (835,104)
    Gain on sale of securities, net                                                              --           (175,249)
    FHLB stock dividends                                                                   (139,811)          (177,900)
    ESOP compensation expense                                                                56,840             60,763
    Other (gains) losses, net                                                                   847            (14,996)
    Deferred compensation expense                                                           201,919            118,181
    Deferred income taxes                                                                    55,792           (161,553)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                         (1,106,488)          (701,373)
    Accrued expenses and other liabilities                                                  804,228           (128,059)
    Income taxes receivable (payable)                                                        75,717             55,628
                                                                                      -------------      -------------
Net cash provided by (used in) operating activities                                         930,124            (26,138)
                                                                                      -------------      -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                   61,705             95,318
  Proceeds from maturities of mortgage-backed securities; available-for-sale              1,085,808          1,165,425
  Proceeds from sale of mortgage-backed securities; available-for-sale                           --          5,271,715
  Purchase of investment securities; available for sale                                    (333,703)                --
  Proceeds from sale of loans                                                            31,932,346         48,880,076
  Other net change in loans receivable                                                  (42,719,895)       (45,341,327)
  Purchase of FHLB stock                                                                   (458,189)                --
  Purchases of premises and equipment                                                      (363,678)           (71,086)
  Purchase of bank owned and other insurance policies                                            --         (4,749,442)
  Net increase in cash surrender value of bank owned and other insurance policies           (40,059)           (54,989)
  Proceeds from sale of real estate owned                                                    17,459            177,681
                                                                                      -------------      -------------
Net cash provided by (used in) investing activities                                     (10,818,206)         5,373,371
                                                                                      -------------      -------------

Cash flows from financing activities:
  Cash paid for dividends                                                                  (264,488)          (283,751)
  Net increase in deposits                                                                5,912,966         22,996,879
  Advances (repayments) from borrowers for taxes and insurance                             (378,134)             5,891
  Advances from FHLB                                                                    832,860,420        129,874,106
  Payments on advances from FHLB                                                       (826,614,340)      (142,239,661)
  Purchase of treasury stock                                                               (800,250)        (1,243,482)
                                                                                      -------------      -------------
Net cash provided by financing activities                                                10,716,174          9,109,982
                                                                                      -------------      -------------

Net increase in cash and cash equivalents                                                   828,092         14,457,215

Cash and cash equivalents, beginning of period                                           12,495,940         12,804,848
                                                                                      -------------      -------------
Cash and cash equivalents, end of period                                              $  13,324,032      $  27,262,063
                                                                                      =============      =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                         $   5,579,059      $   5,353,915
     Income taxes                                                                     $     202,285      $     692,533
  Noncash investing and financing activities:
     Unrealized losses on securities; available-for-sale, net of tax                  $     117,943      $      32,675
     Loans receivable charged to the allowance for loan losses                        $      60,667      $      86,286
     Transfer from loans converted to real estate acquired through foreclosure        $          --      $     213,139

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                               Three-months ended September 30,    Six-months ended September 30,
                                                                     2000             2001             2000             2001
                                                                 ------------     ------------     ------------     ------------
                                                                                           (Unaudited)
Net income                                                       $    533,175     $    593,312     $    928,171     $  1,174,691
Other comprehensive income (loss), net of tax:
       Change in unrealized losses on securities;
            available-for-sale, net of tax cost of $196,321,
            $155,412, $76,298, and $68,548                            303,478          240,462          117,943          (32,675)
                                                                 ------------     ------------     ------------     ------------

Comprehensive income                                             $    836,653     $    833,774     $  1,046,114     $  1,142,016
                                                                 ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the six months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      LOANS RECEIVABLE (NET)

Loans receivable at September 30, 2000, March 31, 2001, and September 30, 2001 consists of the following:

                                          September 30,      March 31,      September 30,
                                              2000             2001             2001
                                          ------------     ------------     ------------
                                           (Unaudited)                       (Unaudited)
Real estate loans:
     Residential                          $ 72,443,657     $ 74,892,160     $ 74,086,931
     Commercial                             29,557,424       37,968,941       44,897,010
     Agricultural                           16,113,151       15,383,011       16,395,424
     Construction                            8,566,669        8,028,181        9,007,009

Other loans:
     Commercial (non-real estate)           31,885,355       41,788,884       32,523,099
     Other consumer                          8,565,509        8,255,142        8,276,860
     Home equity                            26,707,513       27,322,297       26,173,330
     Agricultural operating                 10,884,491       10,938,342       10,471,468
                                          ------------     ------------     ------------

Total loans receivable                     204,723,769      224,576,958      221,831,131

Less:
     Loans in process                        3,656,815        3,248,216        3,384,550
     Unearned loan fees and discounts          469,825          419,653          535,594
     Allowance for loan losses               1,617,510        1,758,263        2,090,500
     Other                                     211,821               --               --
                                          ------------     ------------     ------------

Loans receivable, net                     $198,767,798     $219,150,826     $215,820,487
                                          ============     ============     ============

(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at September 30, 2000, March 31, 2001, and September 30, 2001 were $80,824,186, $90,917,023, and $78,551,468, respectively.

Scheduled maturities of advances from Federal Home Loan Bank were as follows:

                                                                                   Five Years to
                                                                One Year to Less   Less than Ten     Greater than
At September 30, 2000:                      Less than One Year  than Five Years        Years           Ten Years
                                            ------------------  ---------------        -----           ---------
Maturities of advances from FHLB              $ 76,424,052        $ 2,300,000        $ 750,000         $ 1,350,134
Range of interest rates                        5.08% - 6.69%      5.14% - 5.43%         5.19%               6.66%
Weighted average interest rate                      6.49%              5.29%            5.19%               6.66%
Percentage of total advances                       94.56%              2.84%            0.93%               1.67%

                                                                                   Five Years to
                                                                One Year to Less   Less than Ten     Greater than
At March 31, 2001:                          Less than One Year  than Five Years        Years           Ten Years
                                            ------------------  ---------------        -----           ---------
Maturities of advances from FHLB              $ 48,372,055       $ 23,950,000       $ 17,274,000       $ 1,320,968
Range of interest rates                        4.73% - 6.66%      5.10% - 6.62%     4.87% - 5.62%           6.66%
Weighted average interest rate                      5.62%              5.68%             5.16%              6.66%
Percentage of total advances                       53.21%             26.34%            19.00%              1.45%

                                                                                   Five Years to
                                                                One Year to Less   Less than Ten     Greater than
At September 30, 2001:                      Less than One Year  than Five Years        Years           Ten Years
                                            ------------------  ---------------        -----           ---------
Maturities of advances from FHLB              $ 16,574,000       $ 48,831,500       $ 11,850,000       $ 1,295,968
Range of interest rates                        3.68% - 6.58%      4.60% - 6.62%     4.87% - 5.48%           6.66%
Weighted average interest rate                      4.56%              5.47%             4.95%              6.66%
Percentage of total advances                       21.10%             62.17%            15.08%              1.65%


(4)      DIVIDEND

On July 18, 2001, the Board of Directors declared a cash dividend of $0.10 per common share to shareholders of record as of August 10, 2001. This dividend was paid on August 24, 2001. On October 18, 2001, the Board of Directors declared a cash dividend of $0.12 per common share to shareholders of record as of November 15, 2001. The dividend will be paid on November 29, 2001.

(5)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                     For the Three Months Ended 9/30/00         For the Six Months Ended 9/30/00
                                     ----------------------------------         --------------------------------
                                                   Weighted-    Per-Share                     Weighted-    Per-Share
                                   Net Income   Average Shares    Amount      Net Income   Average Shares    Amount
                                   ----------   --------------    ------      ----------   --------------    ------
Basic EPS:
Income available to common
    Stockholders                   $  533,175      1,395,559     $   0.38     $  928,171      1,415,310     $   0.66
                                                                 ========                                   ========
Effect of dilutive securities:
    Restricted stock awards                --         51,388                          --         55,552
                                   ----------     ----------                  ----------     ----------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                    $  553,175      1,446,947     $   0.37     $  928,171      1,470,862     $   0.63
                                   ==========     ==========     ========     ==========     ==========     ========

                                     For the Three Months Ended 9/30/01         For the Six Months Ended 9/30/01
                                     ----------------------------------         --------------------------------
                                                   Weighted-    Per-Share                     Weighted-    Per-Share
                                   Net Income   Average Shares    Amount      Net Income   Average Shares    Amount
                                   ----------   --------------    ------      ----------   --------------    ------
Basic EPS:
Income available to common
    Stockholders                   $  593,312      1,356,792     $   0.44     $1,174,691      1,372,325     $   0.86
                                                                 ========                                   ========
Effect of dilutive securities:
    Restricted stock awards                --         40,516                          --         55,133
                                   ----------     ----------                  ----------     ----------
Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                    $  593,312      1,397,308     $   0.43     $1,174,691      1,427,458     $   0.82
                                   ==========     ==========     ========     ==========     ==========     ========

As of September 30, 2001 and September 30, 2000, outstanding options to purchase 162,400 and 157,300 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.


(6) EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On July 6, 2001, the United States Securities and Exchange Commission published Staff Accounting Bulletin No. 102 ("SAB 102"), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides guidance on the development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company's adoption of SAB 102 did not have any impact on its consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Liabilities. SFAS 140 revises certain criteria promulgated in previous accounting literature (SFAS 125) for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures concerning these activities. The accounting requirements of SFAS 140 for securitizations and other transfers of financial assets are effective for securitizations and transfers occurring on or after April 1, 2001. The applicable disclosures were required to be adopted for the Company's year end March 31, 2001, and accordingly, have been incorporated in these Notes to the Consolidated Financial Statements. The Company adopted SFAS 140 as of the beginning of the fiscal year 2002. The adoption of SFAS 140 did not have any impact on its consolidated financial statements.

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

The Company's principal business is the business of the Savings Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At September 30, 2001 the Bank had six offices in Idaho and two in Washington.

Toward the end of September 2000, the Bank started offering online banking to customers at no charge. The service is being outsourced to Equifax E-Banking Solutions, Inc. and CheckFree Corporation. At September 30, 2001, 7.2% of the Bank's checking customers were registered for online banking services. Although there is gradual growth in the online banking services, it is management's expectation for additional growth through increased customer exposure by providing assistance to existing registrants and reviewing the most efficient method to expose potentially beneficial customers that are not registered for online banking services.

FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND MARCH 31, 2001

Assets increased from $281.1 million at March 31, 2001 to $291.2 million at September 30, 2001. Cash and cash equivalents increased from $12.8 million at March 31, 2001 to $27.3 million at September 30, 2001 as a result of an increase in non-interest bearing deposits of $2.1 million, interest bearing deposits of $0.2 million, and federal funds sold of $12.2 million. Available-for-sale mortgage-backed securities decreased $6.3 million, of which $5.3 million was due to the sale of investments. These proceeds were used to purchase bank owned and other insurance policies with cash surrender values. Net loans receivable decreased from $219.2 million at March 31, 2001 to $215.8 million at September 30, 2001. This change in net loans receivable resulted from an increase in agricultural loans of $0.5 million, construction loans of $0.3 million, and consumer loans of $0.1 million and a decrease in commercial loans of $2.6 million, home equity loans of $1.2 million, and residential loans of $0.5 million. Accrued interest receivable increased from $2.3 million at March 31, 2001 to $2.7 million at September 30, 2001 due to a higher average asset base in loans. Cash surrender value of bank owned and other insurance policies increased from $1.7 million at March 31, 2001 to $6.5 million at September 30, 2001. This increase is the result of improving investment yield by purchasing bank owned and other insurance policies with cash surrender values with the proceeds from the sale of the available-for-sale mortgage-backed securities. Deposits increased from $157.8 million at March 31, 2001 to $180.8 million at September 30, 2001 as a result of an increase in savings deposits of $0.4 million, brokered CD's of $8.6 million, CD's of $2.2 million, non-interest checking accounts of $1.4 million, interest checking accounts of $4.2 million, and money market accounts of $6.2 million. Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased from $90.9 million at March 31, 2001 to $78.6 million at September 30, 2001. Accrued expenses and other liabilities decreased from $2.2 million at March 31, 2001 to $2.1 million at September 30, 2001. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased from $1.2 million at March 31, 2001 to $1.5 million at September 30, 2001. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

Net income increased from $533,175 for the three months ended September 30, 2000 to $593,312 for the three months ended September 30, 2001.

Net interest income increased from $2.3 million for the three months ended September 30, 2000 to $2.5 million for the three months ended September 30, 2001. Total interest income remained at $5.2 million for the three months ended September 30, 2000 and 2001. The yield on interest earning assets decreased from 8.65% for the three months ended September 30, 2000 to 7.96% for the three months ended September 30, 2001, which offsets the return on the $22.2 million increase in average interest earning assets. The average balance of loans receivable was $201.9 million in the second quarter of 2000 compared to $224.0 million in the second quarter of 2001. Interest income from investment securities decreased from $153,000 for the three months ended September 30, 2000 to $150,000 for the three months ended September 30, 2001. The decrease is primarily due to an overall lower yield on investment securities. Interest income from mortgage-backed securities decreased from $370,000 for the three months ended September 30, 2000 to $233,000 for the three months ended September 30, 2001. The decrease is due to the combination of an overall lower yield on mortgage-backed securities and the sale of securities between the three month periods ended September 30, 2000 and 2001. Interest expense decreased from $2.9 million for the three months ended September 30, 2000 to $2.7 million for the same period in 2001. The decrease in interest expense is due to a decrease in average FHLB advances and a decrease in weighted average rates on those advances. The average FHLB advances balance for the three months ended September 30, 2000 was $92.4 million, whereas the average FHLB advances balance as of September 30, 2001 was $85.9 million. The weighted average rate on FHLB advances for the three months ended September 30, 2000 was 6.56%, whereas the weighted average rate on FHLB advances as of September 30, 2001 was 5.30%.

Provision for loan losses are based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. This analysis determines the allowance for loan and lease losses standard percentage for the loan categories and the credit type of loans. As a result of this evaluation, the Company's provision for loan losses increased from $31,000 for the three months ended September 30, 2000 to $185,000 for the three months ended September 30, 2001. The increase in provision for loan losses is due to a 10% increase to the commercial and agricultural allowance for loan and lease losses percentage based upon economic conditions.

Non-interest income increased from $709,000 for the three months ended September 30, 2000 to $991,000 for the three months ended September 30, 2001. The primary reason for the increase in non-interest income is from the gain on sale of loans and income generated from automated teller machine and merchant bank card service fees.

Non-interest expense increased from $2.1 million for the three months ended September 30, 2000 to $2.5 million for the three months ended September 30, 2001. The increase in compensation and employee related benefits expense of $229,000 is a result of additional staff and anticipated additional compensation and employee related benefits. The increase in other non-interest expense of $128,000 is a result of merchant bank card, marketing, checking account expenses, and other operating expense.

Income taxes decreased from an expense of $307,000 for the three months ended September 30, 2000 to $279,000 for the same time period in 2001, due to temporary timing difference.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

Net income increased from $928,171 for the six months ended September 30, 2000 to $1,174,691 for the six months ended September 30, 2001.

Net interest income increased from $4.4 million for the six months ended September 30, 2000 to $5.0 million for the six months ended September 30, 2001. Total interest income increased from $10.1 million for the six months ended September 30, 2000 to $10.5 million for the six months ended September 30, 2001. Interest income from loans receivable increased from $8.7 million for the six months ended September 30, 2000 to $9.3 million for the six months ended September 30, 2001. The increase resulted from an increase in average commercial loans receivable balance from $60,037 million at September 30, 2000 to $80,759 million at September 30, 2001. The weighted average yield on commercial loans decreased from 9.37% at September 30, 2000 to 8.43% at September 30, 2001. Interest income from mortgage-backed securities decreased from $740,000 for the six months ended September 30, 2000 to $526,000 for the six months ended September 30, 2001. The decrease in mortgage-backed securities is due to the combination of an overall lower yield on mortgage-backed securities and the sale of securities in the first quarter of fiscal year 2002. Interest income from investment securities decreased from $309,000 for the six months ended September 30, 2000 to $303,000 for the six months ended September 30, 2001. Interest expense decreased from $5.6 million for the six months ended September 30, 2000 to $5.5 million for the same period in 2001. The decease in interest expense is due to a decrease in weighted average rate on total interest expense from 4.86% to 4.33% for the six month periods ended September 30, 2000 and 2001, respectively.

Provision for loan losses are based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. This analysis determines the allowance for loan and lease losses standard percentage for the loan categories and the credit type of loans. As a result of this evaluation, the Company's provision for loan losses increased from $133,000 for the six months ended September 30, 2000 to $414,000 for the six months ended September 30, 2001. The increase in provision for loan losses is due to a 20% increase to the commercial and agricultural allowance for loan and lease losses percentage based upon economic conditions.

Non-interest income increased from $1.3 million for the six months ended September 30, 2000 to $2.0 million for the six months ended September 30, 2001. The increase in non-interest income is due to the gain on sale of loans, gain on sale of securities, and income generated from automated teller machine, visa check card, and merchant bank card service fees.

Non-interest expense increased from $4.2 million for the six months ended September 30, 2000 to $4.9 million for the six months ended September 30, 2001. The increase in compensation and employee related benefits expense of $472,000 is a result of additional staff and anticipated additional compensation and employee related benefits. The increase in other non-interest expense of $155,000 is mostly the result of increased expenses related to merchant bank card, checking accounts, and marketing.

Income taxes increased from an expense of $421,000 for the six months ended September 30, 2000 to $587,000 for the same time period in 2001, due to the increase in income before income tax expense.

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

                                                  Year Ending                                Six Months Ending
                                                 March 31, 2001                             September 30, 2001
                                     --------------------------------------       --------------------------------------
                                                     Interest      Average                        Interest      Average
                                      Average          and          Yield/         Average          and          Yield/
                                      Balance       Dividends        Cost          Balance       Dividends        Cost
                                     ---------      ---------      --------       ---------      ---------      --------
                                                                   (Dollars in Thousands)
Interest-earning assets (1):
Loans receivable:
Mortgage loans receivable            $  72,629      $   5,700          7.85%      $  74,958      $   2,860          7.63%
Commercial loans receivable             66,492          6,106          9.35          80,759          3,363          8.43
Construction loans receivable            5,485            581         10.59           6,183            349         11.29
Consumer loans receivable               34,677          3,097          8.93          35,639          1,532          8.60
Agricultural loans receivable           27,258          2,542          9.33          27,902          1,201          8.61
Unearned loan fees and
   discounts and allowance
   for loan losses                      (2,095)            --            --          (2,406)            --            --
                                     ---------      ---------      --------       ---------      ---------      --------
Loans receivable, net                  204,446         18,026          8.87         223,035          9,305          8.38
Mortgage-backed securities              20,279          1,439          7.10          15,654            526          6.72
Investment securities                   11,901            614          7.19          12,452            303          6.78
Other earning assets                    11,479            678          5.91          14,195            365          5.49
                                     ---------      ---------                     ---------      ---------
Total interest-earning assets          248,105         20,757          8.51         265,336         10,499          8.05
                                                    ---------                                    ---------

Non-interest-earning assets             17,802                                       18,737
                                     ---------                                    ---------
Total assets                         $ 265,907                                    $ 284,073
                                     =========                                    =========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts                   $  63,486      $   1,186          1.87       $  68,493      $     587          1.71
Certificates of deposit                 83,670          4,823          5.76          93,683          2,488          5.31
                                     ---------      ---------                     ---------      ---------
Total deposits                         147,156          6,009          4.08         162,176          3,075          3.79

Advances from FHLB & other              88,747          5,608          6.32          89,621          2,387          5.33
                                     ---------      ---------                     ---------      ---------
Total interest-bearing
    liabilities                        235,903         11,617          4.92         251,797          5,462          4.33
                                                    ---------                                    ---------
Non-interest-bearing
    liabilities                          3,408                                        4,210
                                     ---------                                    ---------
Total liabilities                      239,311                                      256,007
Total stockholders' equity              26,596                                       28,066
                                     ---------                                    ---------

Total liabilities and
   total stockholders' equity        $ 265,907                                    $ 284,073
                                     =========                                    =========

Net interest income                                 $   9,140                                    $   5,037
                                                    =========                                    =========

Interest rate spread                                                   3.59%                                        3.72%
                                                                   ========                                     ========

Net interest margin                                      3.83%                                        3.94%
                                                    =========                                    =========

Ratio of average interest-
   earning assets to average
   interest- bearing liabilities                       105.17%                                      105.38%
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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Liquidity is being able to raise funds in a short period of time without incurring a principle loss. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2001, cash and cash equivalents totaled $27.3 million, or 9.36% of total assets. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. Advances under this credit facility totaled $78.6 million at September 30, 2001. The Company also maintains additional credit facilities with Wells Fargo Bank, and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of September 30, 2001. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets.

The primary investing activity of the Company is the origination of loans. During the six month period ended September 30, 2001, the Company originated loans based upon new production in the amounts of $102.9 million. At September 30, 2001, the Company had loan commitments totaling $32.8 million, undisbursed lines of credit totaling $28.7 million, and undisbursed loans in process totaling $3.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2001 totaled $68.6 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of September 30, 2001, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 9.05%, 13.27% and 14.34%, respectively.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of September 30, 2001, March 31, 2001 and September 30, 2000 as compared to the 10.00% Board approved policy limit.

September 30, 2001:         -200 BP                Flat               +200 BP
                            -------                ----               -------
                                          (Dollars in Thousands)
Year 1 NII                 $ 10,698              $ 10,947             $ 11,065
NII $ Change              ($    249)                   --             $    118
NII % Change                  -2.27%                   --                 1.08%


March 31, 2001:             -200 BP                Flat               +200 BP
                            -------                ----               -------
                                          (Dollars in Thousands)
Year 1 NII                 $ 10,183              $ 10,278             $ 10,279
NII $ Change              ($     95)                   --             $      1
NII % Change                  -0.92%                   --                 0.01%

September 30, 2000:         -200 BP                Flat               +200 BP
                            -------                ----               -------
                                          (Dollars in Thousands)
Year 1 NII                  $ 9,710              $ 9,418              $ 9,053
NII $ Change                $   292                   --             ($   365)
NII % Change                   3.10%                  --                -3.88%

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

Effect of Recently Issued Accounting Standards

On July 6, 2001, the United States Securities and Exchange Commission published Staff Accounting Bulletin No. 102 ("SAB 102"), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides guidance on the development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company's adoption of SAB 102 did not have any impact on its consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Liabilities. SFAS 140 revises certain criteria promulgated in previous accounting literature (SFAS 125) for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures concerning these activities. The accounting requirements of SFAS 140 for securitizations and other transfers of financial assets are effective for securitizations and transfers occurring on or after April 1, 2001. The applicable disclosures were required to be adopted for the Company's year end March 31, 2001, and accordingly, have been incorporated in these Notes to the Consolidated Financial Statements. The Company adopted SFAS 140 as of the beginning of the fiscal year 2002. The adoption of SFAS 140 did not have any impact on its consolidated financial statements.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company ("Meeting") was held on July 18, 2001. The results of the vote on the matters presented at the Meeting is as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                                            Voted For            Vote Withheld
         William J. Larson                  1,389,225                9,860
         Larry K. Moxley                    1,389,325                9,760

         The terms of Directors James N. Marker, Robert S. Coleman, Sr., W. Dean Jurgens, Clyde E. Conklin, and Steven R. Cox continued after the meeting.

     2. The FirstBank NW Corp. resolution to appoint BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending March 31, 2002 was approved by stockholders by the following vote:

                  For  1,386,270;  Against  11,302;  Abstain  1,513

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


                                  FIRSTBANK NW CORP.


DATED:  November 13, 2001         BY:  /s/ CLYDE E. CONKLIN
                                       -------------------------------------
                                       Clyde E. Conklin
                                       President and Chief Executive Officer


                                  BY:  /s/ LARRY K. MOXLEY
                                       -------------------------------------
                                       Larry K. Moxley
                                       Secretary and Chief Financial Officer