Form 10QSB
period 2001-12-31
FIRSTBANK CORP/ID
filed 2002-02-13
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended December 31, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,359,382 shares outstanding on February 12, 2002.

Transitional Small Business Disclosure Format (check one):

[ ] Yes        [X] No

                               FIRSTBANK NW CORP.
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


                                                                            Page
Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition                        1

         Consolidated Statements of Income
          For the three months and nine months ended
          December 31, 2000 and 2001                                           2

         Consolidated Statements of Cash Flows
          For the nine months ended December 31, 2000 and 2001                 3

         Consolidated Statements of Comprehensive Income
          For the three months and nine months ended
          December 31, 2000 and 2001                                           4

         Notes to Consolidated Financial Statements                          5-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15
Item 2.  Changes in Securities and Use of Proceeds                            15
Item 3.  Defaults Upon Senior Securities                                      15
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                    15
Item 6.  Exhibits and Reports on Form 8-K                                     15


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                                                      December 31,      March 31,       December 31,
                                                                         2000             2001             2001
                                                                     -------------    -------------    -------------
                                                                      (Unaudited)                       (Unaudited)
ASSETS Cash and cash equivalents:
  Non-interest bearing deposits                                      $  12,662,785    $   8,013,411    $  15,071,601
  Interest bearing deposits                                                595,340        1,166,117          808,446
  Federal funds sold                                                       470,668        3,625,320        2,916,000
                                                                     -------------    -------------    -------------
Total cash and cash equivalents                                         13,728,793       12,804,848       18,796,047

Investment securities:
  Available-for-sale                                                    12,434,061       12,568,249       12,201,965
Mortgage-backed securities:
  Held-to-maturity                                                       2,369,605        2,335,433        2,188,978
  Available-for-sale                                                    17,836,370       17,703,893       10,036,767
Loans receivable, net (Note 2)                                         213,829,206      219,150,826      231,906,320
Accrued interest receivable                                              2,474,701        2,301,830        2,193,990
Real estate owned                                                          112,841           33,164          177,052
Stock in FHLB, at cost                                                   4,713,775        5,031,875        5,301,575
Premises and equipment, net                                              6,125,198        5,988,987        5,593,249
Income taxes receivable                                                     78,987          124,512          209,463
Cash surrender value of bank owned and other insurance policies          1,724,004        1,744,457        6,784,163
Mortgage servicing assets                                                  881,563          866,489          997,310
Other assets                                                               500,720          407,720          714,327
                                                                     -------------    -------------    -------------
TOTAL ASSETS                                                         $ 276,809,824    $ 281,062,283    $ 297,101,206
                                                                     =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                           $ 151,618,058    $ 157,797,123    $ 178,827,821
  Advances from borrowers for taxes and insurance                          758,912        1,400,630          798,887
  Advances from FHLB and other borrowings (Note 3)                      95,027,523       90,917,023       86,749,292
  Deferred federal and state income taxes                                  634,778          772,000          430,869
  Accrued expenses and other liabilities                                 1,476,643        2,199,164        2,678,670
                                                                     -------------    -------------    -------------
Total Liabilities                                                      249,515,914      253,085,940      269,485,539
                                                                     -------------    -------------    -------------

  Commitments and contingencies (Note 4)
  Stockholders' Equity (Note 4):
  Preferred stock, $.01 par value,  500,000 shares
    authorized; 0 shares issued and outstanding                                 --               --               --
  Common stock, $.01 par value,  5,000,000 shares
    authorized; 1,983,750 shares issued; 1,440,639,
    1,441,515 and 1,356,182 shares outstanding                              19,838           19,838           19,838
  Additional paid-in-capital                                            18,801,176       18,809,135       18,839,664
  Retained earnings, substantially restricted                           16,043,322       16,376,831       17,733,127
  Unearned ESOP shares                                                  (1,074,020)      (1,053,130)        (990,470)
  Deferred compensation                                                   (688,471)        (629,381)        (452,110)
  Treasury stock, at cost; 436,797, 436,797 and 531,158
    shares                                                              (6,147,282)      (6,147,282)      (7,713,768)
  Accumulated other comprehensive income (loss)                            339,347          600,332          179,386
                                                                     -------------    -------------    -------------
Total Stockholders' Equity                                              27,293,910       27,976,343       27,615,667
                                                                     -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 276,809,824    $ 281,062,283    $ 297,101,206
                                                                     =============    =============    =============

           See accompanying notes to consolidated financial statements


                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                                Three-months ended             Nine-months ended
                                                                    December 31,                 December 31,
                                                               2000            2001          2000            2001
                                                           ------------   ------------   ------------   ------------
                                                                                  (Unaudited)
Interest income:
  Loans receivable                                         $  4,621,690   $  4,374,596   $ 13,315,179   $ 13,679,272
  Mortgage-backed securities                                    360,735        201,938      1,100,361        727,998
  Investment securities                                         152,530        149,463        461,200        452,024
  Other interest earning assets                                 157,193        221,172        477,974        587,016
                                                           ------------   ------------   ------------   ------------
Total interest income                                         5,292,148      4,947,169     15,354,714     15,446,310
                                                           ------------   ------------   ------------   ------------

Interest expense:
  Deposits                                                    1,573,420      1,364,898      4,386,196      4,440,261
  Advances from FHLB and other borrowings                     1,424,118        960,259      4,230,395      3,347,244
                                                           ------------   ------------   ------------   ------------
Total interest expense                                        2,997,538      2,325,157      8,616,591      7,787,505
                                                           ------------   ------------   ------------   ------------

Net interest income                                           2,294,610      2,622,012      6,738,123      7,658,805
Provision for loan losses                                        76,128        281,268        209,442        694,823
                                                           ------------   ------------   ------------   ------------
Net interest income after provision for loan losses           2,218,482      2,340,744      6,528,681      6,963,982
                                                           ------------   ------------   ------------   ------------

Non-interest income:
  Gain on sale of loans                                         195,512        561,563        644,916      1,396,667
  Gain on sale of securities, net                                    --             --             --        175,249
  Service fees and other charges                                397,171        506,275      1,170,181      1,431,513
  Commissions and other                                          32,084         26,194         87,735         91,277
                                                           ------------   ------------   ------------   ------------
Total non-interest income                                       624,767      1,094,032      1,902,832      3,094,706
                                                           ------------   ------------   ------------   ------------

Non-interest expense:
  Compensation and employee related benefits                  1,272,525      1,488,563      3,707,574      4,395,723
  Occupancy                                                     301,908        299,139        922,888        916,379
  Other                                                         589,406        691,863      1,772,707      2,030,075
                                                           ------------   ------------   ------------   ------------
Total non-interest expense                                    2,163,839      2,479,565      6,403,169      7,342,177
                                                           ------------   ------------   ------------   ------------

Income before income tax expense                                679,410        955,211      2,028,344      2,716,511
Income tax expense                                              201,801        327,103        622,564        913,711
                                                           ------------   ------------   ------------   ------------
Net income                                                 $    477,609   $    628,108   $  1,405,780   $  1,802,800
                                                           ============   ============   ============   ============
Earnings per share (Note 5):
  Net income per share - basic                             $       0.34   $       0.47   $       1.00   $       1.31
  Net income per share - diluted                           $       0.33   $       0.45   $       0.97   $       1.28
  Weighted average shares outstanding - basic                 1,392,605      1,329,762      1,407,714      1,375,366
  Weighted average shares outstanding - diluted               1,437,455      1,382,093      1,455,257      1,408,374


           See accompanying notes to consolidated financial statements


                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                      Nine-months ended December 31,
                                                                                           2000              2001
                                                                                      -------------    -------------
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                                          $   1,405,780    $   1,802,800
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           533,891          511,943
    Provision for loan losses                                                               209,442          694,823
    Gain on sale of loans                                                                  (644,916)      (1,396,667)
    Gain on sale of securities, net                                                              --         (175,249)
    FHLB stock dividends                                                                   (290,411)        (269,700)
    ESOP compensation expense                                                               164,224           93,189
    Other (gains) losses, net                                                                (7,046)         (14,996)
    Deferred compensation expense                                                           335,659          177,271
    Deferred income taxes                                                                    23,703          (69,337)
  Changes in assets and liabilities:
    Accrued interest receivable and other assets                                           (713,918)        (317,901)
    Advances (repayments) from borrowers for taxes and insurance                           (610,976)        (601,743)
    Accrued expenses and other liabilities                                                  179,037          480,169
    Income taxes receivable (payable)                                                        69,649          (84,951)
                                                                                      -------------    -------------
Net cash provided by operating activities                                                   654,118          829,651
                                                                                      -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                  109,909          141,379
  Proceeds from maturities of mortgage-backed securities; available-for-sale              1,600,961        2,239,325
  Proceeds from sale of mortgage-backed securities; available-for-sale                           --        5,271,715
  Purchase of investment securities; available for sale                                    (333,703)              --
  Proceeds from sale of loans                                                            43,335,141       73,154,341
  Other net change in loans receivable                                                  (69,342,631)     (85,526,252)
  Purchase of FHLB stock                                                                   (458,189)              --
  Proceeds from sale of premises and equipment                                                   50               --
  Purchases of premises and equipment                                                      (441,959)        (106,911)
  Purchase of bank owned and other insurance policies                                            --       (4,749,442)
  Net increase in cash surrender value of bank owned and other insurance policies           (60,333)        (290,264)
  Proceeds from sale of real estate owned                                                   216,210          177,681
                                                                                      -------------    -------------
Net cash used in investing activities                                                   (25,374,544)      (9,688,428)
                                                                                      -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                                  (406,998)        (446,504)
  Net increase in deposits                                                                6,711,110       21,030,697
  Advances from FHLB                                                                    985,101,809      173,167,104
  Payments on advances from FHLB                                                       (964,652,392)    (177,334,835)
  Purchase of treasury stock                                                               (800,250)      (1,566,486)
                                                                                      -------------    -------------
Net cash provided by financing activities                                                25,953,279       14,849,976
                                                                                      -------------    -------------

Net increase in cash and cash equivalents                                                 1,232,853        5,991,199

Cash and cash equivalents, beginning of period                                           12,495,940       12,804,848
                                                                                      -------------    -------------
Cash and cash equivalents, end of period                                              $  13,728,793    $  18,796,047
                                                                                      =============    =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                          $   8,581,796    $   7,660,112
    Income taxes                                                                      $     442,242    $   1,067,999
  Noncash investing and financing activities:
    Unrealized losses on securities; available-for-sale, net of tax                   $     887,420    $     420,946
    Loans receivable charged to the allowance for loan losses                         $      94,401    $     153,448
    Transfer from loans converted to real estate acquired through foreclosure         $     320,182    $     318,261


           See accompanying notes to consolidated financial statements


                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                        Three-months ended             Nine-months ended
                                                           December 31,                   December 31,
                                                        2000          2001            2000           2001
                                                    ------------   ------------   ------------   ------------
                                                                          (Unaudited)
Net income                                          $    477,609   $    628,108   $  1,405,780   $  1,802,800
Other comprehensive income (loss), net of tax:
   Change in unrealized losses on securities;
     available-for-sale, net of tax expense
     (benefit) of $497,778, $(251,174), $574,076,
     and $(182,626)                                      769,477       (388,271)       887,420       (420,946)
                                                    ------------   ------------   ------------   ------------
Comprehensive income                                $  1,247,086   $    239,837   $  2,293,200   $  1,381,854
                                                    ============   ============   ============   ============

           See accompanying notes to consolidated financial statements


                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002.

The unaudited consolidated financial statements of FirstBank NW Corp. (the
"Company") include the accounts of its wholly-owned subsidiary, FirstBank
Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial
Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      LOANS RECEIVABLE

Loans receivable at December 31, 2000, March 31, 2001, and December 31, 2001 consists of the following:

                                                           December 31,     March 31,    December 31,
                                                              2000            2001          2001
                                                           ------------   ------------   ------------
                                                           (Unaudited)                   (Unaudited)
         Real estate loans:
           Residential                                     $ 74,009,296   $ 74,892,160   $ 69,747,167
           Commercial                                        34,166,914     37,968,941     47,302,624
           Agricultural                                      15,480,937     15,383,011     15,822,350
           Construction                                       7,065,189      8,028,181      9,467,728

         Other loans:
           Commercial (non-real estate)                      39,704,152     41,788,884     49,380,052
           Other consumer                                     8,450,440      8,255,142      8,097,156
           Home equity                                       27,079,447     27,322,297     25,632,172
           Agricultural operating                            12,419,883     10,938,342     12,394,007
                                                           ------------   ------------   ------------

         Total loans receivable                             218,376,258    224,576,958    237,843,256

         Less:
           Loans in process                                   2,325,832      3,248,216      2,941,713
           Unearned loan fees and discounts                     448,000        419,653        628,816
           Allowance for loan losses                          1,726,967      1,758,263      2,366,407
           Other                                                 46,253             --             --
                                                           ------------   ------------   ------------

         Loans receivable, net                             $213,829,206   $219,150,826   $231,906,320
                                                           ============   ============   ============



(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities.
Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at December
31, 2000, March 31, 2001, and December 31, 2001 were $89,527,523, $90,917,023, and $86,749,292, respectively.

Scheduled maturities of advances from Federal Home Loan Bank were as follows:


                                                                One Year to    Five Years to
                                            Less than One      Less than Five  Less than Ten     Greater than
At December 31, 2000:                            Year              Years           Years           Ten Years
                                            --------------    --------------   --------------   -------------
Maturities of advances from FHLB            $   77,444,055    $   10,000,000   $      750,000   $   1,333,468
Range of interest rates                       5.08% - 6.83%     5.37% - 6.62%         5.19%           6.66%
Weighted average interest rate                     6.47%             6.13%            5.19%           6.66%
Percentage of total advances                      86.50%            11.17%            0.84%           1.49%

                                                                One Year to    Five Years to
                                            Less than One      Less than Five  Less than Ten     Greater than
At March 31, 2001:                               Year              Years           Years           Ten Years
                                            --------------    --------------   --------------   -------------

Maturities of advances from FHLB            $   48,372,055    $   23,950,000   $   17,274,000   $   1,320,968
Range of interest rates                       4.73% - 6.66%     5.10% - 6.62%    4.87% - 5.62%        6.66%
Weighted average interest rate                     5.62%             5.68%            5.16%           6.66%
Percentage of total advances                      53.21%            26.34%           19.00%           1.45%

                                                                One Year to    Five Years to
                                            Less than One      Less than Five  Less than Ten     Greater than
At December 31, 2001:                            Year              Years           Years           Ten Years
                                            --------------    --------------   --------------   -------------

Maturities of advances from FHLB            $   20,935,000    $   52,348,000   $   12,182,824   $   1,283,468
Range of interest rates                       1.83% - 6.59%     4.40% - 6.62%    4.57% - 6.21%        6.66%
Weighted average interest rate                     2.93%             5.36%            5.01%           6.66
Percentage of total advances                      24.13%            60.34%           14.04%           1.49%



(4)      DIVIDEND

On October 18, 2001, the Board of Directors declared a cash dividend of $0.12 per common share to shareholders of record as of November 15, 2001. This dividend was paid on November 29, 2001. On January 17, 2002, the Board of Directors declared a cash dividend of $0.12 per common share to shareholders of record as of February 7, 2002. The dividend will be paid on February 21, 2002.


(5)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                      For the Three Months Ended 12/31/00   For the Nine Months Ended 12/31/00
                                      -----------------------------------  -----------------------------------
                                                     Weighted-                            Weighted-
                                                     Average    Per-Share                 Average    Per-Share
                                      Net Income     Shares      Amount    Net Income     Shares      Amount
                                      ----------    ---------   ---------- ----------    ---------   ---------
    Basic EPS:
    Income available to common
      Stockholders                    $  477,609    1,392,605   $   0.34   $1,405,780    1,407,714   $  1.00
                                                                ========                             =======
    Effect of dilutive securities:
      Restricted stock awards                 --       44,850                      --       47,543
                                      ----------   ----------              ----------    ---------
    Diluted EPS:
      Income available to common
        Stockholders - assumed
        Conversions                   $  477,609    1,437,455   $   0.33   $1,405,780    1,455,257   $  0.97
                                      ==========    =========   ========   ==========    =========   =======


                                      For the Three Months Ended 12/31/01   For the Nine Months Ended 12/31/01
                                      -----------------------------------  -----------------------------------
                                                     Weighted-                            Weighted-
                                                     Average    Per-Share                 Average    Per-Share
                                      Net Income     Shares      Amount    Net Income     Shares      Amount
                                      ----------    ---------   ---------- ----------    ---------   ---------
    Basic EPS:
    Income available to common
      Stockholders                    $  628,108    1,329,762   $   0.47   $1,802,800    1,375,366   $  1.31
                                                                ========                             =======
    Effect of dilutive securities:
      Restricted stock awards                 --       52,331                      --       33,008
                                      ----------   ----------              ----------    ---------
    Diluted EPS:
      Income available to common
        Stockholders - assumed
        Conversions                   $  628,108    1,382,093   $   0.45   $1,802,800    1,408,374   $  1.28
                                      ==========    =========   ========   ==========    =========   =======


As of December 31, 2000 and December 31, 2001, outstanding options to purchase 157,300 and 155,400 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive.


(6)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On July 6, 2001, the United States Securities and Exchange Commission published Staff Accounting Bulletin No. 102 ("SAB 102"), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides guidance on the development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company believes that it has sufficient policies and procedures in place to maintain compliance with SAB 102.

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

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 did not have any effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The adoption of SFAS 142 did not have any effect on the Company's financial position or results of operations.

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

The Company's principal business is the business of the Savings Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At December 31, 2001 the Bank had six offices in Idaho and two in Washington.

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND MARCH 31, 2001

Assets increased from $281.1 million at March 31, 2001 to $297.1 million at December 31, 2001. Cash and cash equivalents increased from $12.8 million at March 31, 2001 to $18.8 million at December 31, 2001 as a result of an increase in non-interest bearing deposits of $7.1 million and decreases in interest bearing deposits and federal funds sold. Available-for-sale mortgage-backed securities decreased $7.7 million, of which $5.3 million was due to the sale of investments. These proceeds were used to purchase bank owned and other insurance policies with cash surrender values. Net loans receivable increased from $219.2 million at March 31, 2001 to $231.9 million at December 31, 2001. This change in net loans receivable resulted from an increase in commercial loans of $16.3 million, agricultural loans of $1.9 million, and construction loans of $1.2 million, and a decrease in residential loans of $4.9 million, home equity loans of $1.7 million, and consumer loans of $0.1 million. Accrued interest receivable decreased from $2.3 million at March 31, 2001 to $2.2 million at December 31, 2001. Cash surrender value of bank owned and other insurance policies increased from $1.7 million at March 31, 2001 to $6.8 million at December 31, 2001. This increase is the result of improving investment yield by purchasing bank owned and other insurance policies with cash surrender values with the proceeds from the sale of the available-for-sale mortgage-backed securities. Deposits increased from $157.8 million at March 31, 2001 to $178.8 million at December 31, 2001 as a result of increases in brokered CD's of $12.1 million, money market accounts of $6.1 million, interest checking accounts of $4.8 million, and savings deposits of $0.5 million, and decreases in CD's of $0.7 million and non-interest checking accounts of $1.8 million. Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased from $90.9 million at March 31, 2001 to $86.7 million at December 31, 2001. Accrued expenses and other liabilities increased from $2.2 million at March 31, 2001 to $2.7 million at December 31, 2001. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased from $1.2 million at March 31, 2001 to $1.4 million at December 31, 2001. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

Net income increased from $477,609 for the three months ended December 31, 2000 to $628,108 for the three months ended December 31, 2001.

Net interest income increased from $2.3 million for the three months ended December 31, 2000 to $2.6 million for the three months ended December 31, 2001. Total interest income decreased from $5.3 million for the three months ended December 31, 2000 to $4.9 million for the three months ended December 31, 2001. The yield on interest earning assets decreased from 8.63% for the three months ended December 31, 2000 to 7.62% for the three months ended December 31, 2001, which offsets the return on the $16.7 million increase in average interest earning assets. The average balance of loans receivable was $206.2 million in the third quarter of 2000 compared to $221.0 million in the third quarter of 2001. Interest income from investment securities decreased from $153,000 for the three months ended December 31, 2000 to $149,000 for the three months ended December 31, 2001. The decrease is due to an overall lower yield on investment securities. Interest income from mortgage-backed securities decreased from $361,000 for the three months ended December 31, 2000 to $202,000 for the three months ended December 31, 2001. The decrease is due to the combination of an overall lower yield on mortgage-backed securities and the sale of securities between the three month periods ended December 31, 2000 and 2001. Interest expense decreased from $3.0 million for the three months ended December 31, 2000 to $2.3 million for the same period in 2001. The decrease in interest expense is due to a decrease in average FHLB advances with a decrease in weighted average rates on those advances and a higher average balance on deposits with a lower weighted average rate. The average FHLB advances balance for the three months ended December 31, 2000 was $87.5 million, whereas the average FHLB advances balance as of December 31, 2001 was $73.2 million. The weighted average rate on FHLB advances for the three months ended December 31, 2000 was 6.51%, whereas the weighted average rate on FHLB advances as of December 31, 2001 was 5.25%. The average deposit balance for the three months ended December 31, 2000 was $150.3 million, whereas the average deposit balance as of December 31, 2001 was $179.5 million. The weighted average rate on deposits for the three months ended December 31, 2000 was 4.19%, whereas the weighted average rate on deposits as of December 31, 2001 was 3.04%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed constantly for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses increased from $76,000 for the three months ended December 31, 2000 to $281,000 for the three months ended December 31, 2001. Due to unfavorable current economic conditions in the Company's market and industry, management believed it was necessary to increase the commercial and agricultural allowance for loan loss.

Non-interest income increased from $625,000 for the three months ended December 31, 2000 to $1,094,000 for the three months ended December 31, 2001. The primary reason for the increase in non-interest income is from the gain on sale of loans and also due to increased income generated from automated teller machine and merchant bank card service fees.

Non-interest expense increased from $2.2 million for the three months ended December 31, 2000 to $2.5 million for the three months ended December 31, 2001. The increase in compensation and employee related benefits expense of $216,000 is a result of additional staff and additional compensation and employee related benefits. The increase in other non-interest expense of $102,000 is a result of automated teller machine, merchant bank card, insurance, and checking account expenses.

Income taxes increased from an expense of $202,000 for the three months ended December 31, 2000 to $327,000 for the same time period in 2001, due to the increase in income before income tax expense.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 2000 AND 2001

Net income increased from $1,405,780 for the nine months ended December 31, 2000 to $1,802,800 for the nine months ended December 31, 2001.

Net interest income increased from $6.7 million for the nine months ended December 31, 2000 to $7.7 million for the nine months ended December 31, 2001. Total interest income remained at $15.4 million for the nine months ended December 31, 2000 and 2001. Interest income from loans receivable increased from $13.3 million for the nine months ended December 31, 2000 to $13.7 million for the nine months ended December 31, 2001. The increase resulted from an increase in average commercial loans receivable balance from $ 62.8 million at December 31, 2000 to $81.9 million at December 31, 2001. The weighted average yield on commercial loans decreased from 9.50% at December 31, 2000 to 8.15% at December 31, 2001. Interest income from mortgage-backed securities decreased from $1,100,000 for the nine months ended December 31, 2000 to $728,000 for the nine months ended December 31, 2001. The decrease in mortgage-backed securities is due to the combination of an overall lower yield on mortgage-backed securities and the sale of securities in the first quarter of fiscal year 2002. Interest income from investment securities decreased from $461,000 for the nine months ended December 31, 2000 to $452,000 for the nine months ended December 31, 2001. Interest expense decreased from $8.6 million for the nine months ended December 31, 2000 to $7.8 million for the same period in 2001. The decrease in interest expense is due to a decrease in average FHLB advances with a decrease in weighted average rates on those advances and a higher average balance on deposits with a lower weighted average rate. The average FHLB advances balance for the nine months ended December 31, 2000 was $87.6 million, whereas the average FHLB advances balance as of December 31, 2001 was $84.1 million. The weighted average rate on FHLB advances for the three months ended December 31, 2000 was 6.44%, whereas the weighted average rate on FHLB advances as of December 31, 2001 was 5.30%. The average deposit balance for the nine months ended December 31, 2000 was $146.1 million, whereas the average deposit balance as of December 31, 2001 was $168.0 million. The weighted average rate on deposits for the nine months ended December 31, 2000 was 4.00%, whereas the weighted average rate on deposits as of December 31, 2001 was 3.52%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed constantly for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses increased from $209,000 for the nine months ended December 31, 2000 to $695,000 for the nine months ended December 31, 2001. Due to unfavorable current economic conditions in the Company's market and industry, management believed it was necessary to increase the commercial and agricultural allowance for loan loss.

Non-interest income increased from $1.9 million for the nine months ended December 31, 2000 to $3.1 million for the nine months ended December 31, 2001. The increase in non-interest income is primarily due to the gain on sale of loans and also due to increased income from gain on sale of securities, automated teller machine, visa check card, and merchant bank card service fees.

Non-interest expense increased from $6.4 million for the nine months ended December 31, 2000 to $7.3 million for the nine months ended December 31, 2001. The increase in compensation and employee related benefits expense of $688,000 is a result of additional staff and additional compensation and employee related benefits. The increase in other non-interest expense of $257,000 is mostly the result of increased expenses related to automated teller machine, visa check card, merchant bank card, insurance, and marketing.

Income taxes increased from an expense of $623,000 for the nine months ended December 31, 2000 to $914,000 for the same time period in 2001, due to the increase in income before income tax expense.

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

                                                     Year Ending                        Nine Months Ending
                                                    March 31, 2001                      December 31, 2001
                                        --------------------------------------  ------------------------------------
                                                      Interest       Average                Interest       Average
                                         Average         and          Yield/     Average       and          Yield/
                                         Balance      Dividends       Cost       Balance    Dividends       Cost
                                        ---------     ---------       -----     ---------   ---------       ----
                                                                     (Dollars in Thousands)
    Interest-earning assets (1):
    Loans receivable:
    Mortgage loans receivable           $  72,629     $   5,700        7.85%    $  73,438   $   4,220       7.66%
    Commercial loans receivable            66,492         6,106        9.35        81,886       4,957       8.15
    Construction loans receivable           5,485           581       10.59         6,489         506      10.40
    Consumer loans receivable              34,677         3,097        8.93        35,152       2,248       8.53
    Agricultural loans receivable          27,258         2,542        9.33        27,918       1,748       8.35
    Unearned loan fees and
       discounts and allowance
       for loan losses                     (2,095)           --          --        (2,529)         --         --
                                        ---------     ---------       -----     ---------   ---------       ----
    Loans receivable, net                 204,446        18,026        8.87       222,354      13,679       8.23
    Mortgage-backed securities             20,279         1,439        7.10        14,716         728       6.60
    Investment securities                  11,901           614        7.19        12,479         452       6.73
    Other earning assets                   11,479           678        5.91        15,935         587       5.38
                                        ---------     ---------                 ---------   ---------
    Total interest-earning assets         248,105        20,757        8.51       265,484      15,446       7.90
                                                      ---------                             ---------
    Non-interest-earning assets            17,802                                  19,078
                                        ---------                               ---------
    Total assets                        $ 265,907                               $ 284,562
                                        =========                               =========

    Interest-earning liabilities:
    Passbook, NOW and money
       market accounts                  $  63,486     $   1,186        1.87     $  71,946   $     782       1.45
    Certificates of deposit                83,670         4,823        5.76        96,006       3,658       5.08
                                        ---------     ---------                 ---------   ---------
    Total deposits                        147,156         6,009        4.08       167,952       4,440       3.52

    Advances from FHLB & other             88,747         5,608        6.32        84,145       3,347       5.30
                                        ---------     ---------                 ---------   ---------
    Total interest-bearing
        liabilities                       235,903        11,617        4.92       252,097       7,787       4.12
                                                      ---------                             ---------
    Non-interest-bearing
        liabilities                         3,408                                   4,444
                                        ---------                               ---------
    Total liabilities                     239,311                                 256,541
    Total stockholders' equity             26,596                                  28,021
                                        ---------                               ---------
    Total liabilities and
       total stockholders' equity       $ 265,907                               $ 284,562
                                        =========                               =========

    Net interest income                               $   9,140                             $   7,659
                                                      =========                             =========

    Interest rate spread                                               3.59%                                3.78%
                                                                      =====                                =====

    Net interest margin                                    3.83%                                 3.99%
                                                      =========                             =========

    Ratio of average interest-
       earning assets to average
       interest- bearing liabilities                     105.17%                               105.31%
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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Liquidity is being able to raise funds in a short period of time without incurring a principle loss. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December
31, 2001, cash and cash equivalents totaled $18.8 million, or 6.33% of total assets. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. Advances under this credit facility totaled $86.7 million at December 31, 2001. The Company also maintains additional credit facilities with Wells Fargo Bank, and the Federal
Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of December 31, 2001. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets.

The primary investing activity of the Company is the origination of loans.
During the nine month period ended December 31, 2001, the Company originated loans based upon new production in the amounts of $179.2 million. At December
31, 2001, the Company had loan commitments totaling $25.7 million, undisbursed lines of credit totaling $30.8 million, and undisbursed loans in process totaling $2.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2001 totaled $69.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of December 31, 2001, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 9.13%, 12.77% and 13.93%, respectively.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2001, March 31, 2001 and December 31, 2000 as compared to the 10.00% Board approved policy limit.

    December 31, 2001:                       -200 BP           Flat           +200 BP
                                            --------         --------         --------
                                                      (Dollars in Thousands)
    Year 1 NII                              $ 11,153         $ 11,314         $ 11,344
    NII $ Change                           ($    161)              --         $     30
    NII % Change                              -1.42%               --           0.27%


    March 31, 2001:                          -200 BP           Flat           +200 BP
                                            --------         --------         --------
                                                      (Dollars in Thousands)
    Year 1 NII                              $ 10,183         $ 10,278         $ 10,279
    NII $ Change                            ($    95)              --         $      1
    NII % Change                              -0.92%               --           0.01%

    December 31, 2000:                       -200 BP           Flat          +200 BP
                                            --------         --------         --------
                                                      (Dollars in Thousands)
    Year 1 NII                              $ 10,219         $  9,864         $  9,366
    NII $ Change                            $    355               --        ($    498)
    NII % Change                               3.60%               --          -5.05%

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

Effect of Recently Issued Accounting Standards

On July 6, 2001, the United States Securities and Exchange Commission published Staff Accounting Bulletin No. 102 ("SAB 102"), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides guidance on the development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company believes that it has sufficient policies and procedures in place to maintain compliance with SAB 102.

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

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 did not have any effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The adoption of SFAS 142 did not have any effect on the Company's financial position or results of operations.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES


PART II- OTHER INFORMATION

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


                                            FIRSTBANK NW CORP.


DATED:  February 12, 2002                   BY: /s/ CLYDE E. CONKLIN
                                                --------------------------------
                                                Clyde E. Conklin
                                                President and Chief Executive
                                                Officer

                                            BY: /s/ LARRY K. MOXLEY
                                                --------------------------------
                                                Larry K. Moxley
                                                Secretary and Chief Financial
                                                Officer