Form 10KSB
period 2002-03-31
FIRSTBANK CORP/ID
filed 2002-06-26
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22435

                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Washington                                         84-1389562
--------------------------------                    -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                            I.D. Number)

920 Main Street, Lewiston, Idaho                             83501
-------------------------------------------------          ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (208) 746-9610
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The Registrant's revenues for the year ended March 31, 2002 were $24.3 million.

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was $14,848,309 based on the last reported sale price of the common stock of the Registrant on the Nasdaq National Market on June 24, 2002. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant.

         As of June 26, 2002, there were 1,326,471 shares outstanding of the Registrant's common stock.

         Transitional Small Business Disclosure format (check one):
Yes [ ]   NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on July 17, 2002 are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I
Item 1.  Business
-----------------

General

         FirstBank NW Corp. (formerly known as FirstBank Corp.) ("Company"), a Washington corporation, was organized in Delaware in March of 1997 for the purpose of becoming the holding company for FirstBank Northwest (formerly known as First Federal Bank of Idaho, a Federal Savings Bank) ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank ("Conversion"). The Company completed its conversion and initial public offering on July 1, 1997 through the sale of 1,983,750 shares of common stock at $10.00 per share. On January 30, 1998, the Bank converted to a Washington chartered savings bank.

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

Market Area

         FirstBank's general market area includes Northern Idaho and Eastern Washington. Administratively headquartered in Lewiston, Idaho, the Bank operates eight full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and in Clarkston and Liberty Lake, Washington. The Bank also operates four real estate loan production offices, in Lewiston, Moscow, Coeur d'Alene and Boise, Idaho, and commercial and agricultural production centers in Lewiston, Coeur d'Alene and Moscow, Idaho. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The vast majority of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         In general, the market areas served by the Bank are dependent on agriculture, manufacturing, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agricultural activity in the Bank's market area is mainly dry land farming, the primary crop being wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock production is also a major part of the region's economy. Lewiston is the largest city in Northern Idaho and serves as the regional center for state government. The economy of Lewiston, in Nez Perce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped maintain the economy in recent years. Moscow, Idaho, in Latah County, has a population of approximately 21,000 and the county itself has a population of approximately 34,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. Grangeville, Idaho, in Idaho County, has an economy based primarily on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry has resulted in a decline in the population of Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur d'Alene, Idaho, in Kootenai County, has a population of approximately 35,000 and the county itself has approximately 110,000 residents. Healthcare, manufacturing, construction, tourism, and forest products are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily because of the healthcare, retail trade, manufacturing, and tourism industries. Real estate activity has been high with a large amount of new home construction due to the increasing population. Liberty
Lake, Washington is located in the rapidly growing I-90 corridor between Coeur d'Alene, Idaho and Spokane, Washington. The Bank's growth prospects throughout that region are believed by management to be outstanding as more businesses and technology firms locate there. In March 2002, the Bank expanded into the rapidly growing Boise market by opening the Boise Residential Loan Center. The Boise MSA
(Metropolitan Statistical Area), which includes Ada and Canyon counties has a population in excess of 400,000, the most densely populated area in the state of Idaho. Boise is the capital of Idaho, the home of Boise State University, and headquarters for a large number of national and international corporations. The
Bank's growth opportunity in the Boise market is believed by management to be outstanding.

Selected Financial Data

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the fiscal years indicated.


                                                                      At March 31,
                                                        --------------------------------------
FINANCIAL CONDITION DATA:                                  2000          2001          2002
                                                        ----------    ----------    ----------
                                                                    (In Thousands)
Total assets                                            $  247,898    $  281,062    $  307,840
Loans receivable, net                                      187,664       219,151       238,136
Cash and cash equivalents                                   12,496        12,805        24,012
Investment securities available-for-sale                    11,335        12,568        12,524
Mortgage-backed securities held-to-maturity                  2,484         2,335         2,140
Mortgage-backed securities available-for-sale               18,741        17,704         9,293
Deposits                                                   144,907       157,797       196,123
Advances from FHLB                                          74,578        90,917        79,722
Stockholders' equity                                        25,866        27,976        27,813

                                                                   Year Ended March 31,
                                                        --------------------------------------
                                                           2000          2001          2002
                                                        ----------    ----------    ----------
SELECTED OPERATING DATA:                                 (In Thousands, except per share data)
Interest income                                         $   16,979    $   20,757    $   20,248
Interest expense                                             8,437        11,617         9,992
                                                        ----------    ----------    ----------
Net interest income                                          8,542         9,140        10,256
Provision for loan losses                                      287           303         1,064
                                                        ----------    ----------    ----------
Net interest income after provision for loan losses          8,255         8,837         9,192
Non-interest income                                          2,426         2,594         4,015
Non-interest expenses                                        8,158         8,683         9,766
                                                        ----------    ----------    ----------
Income before income tax expense                             2,523         2,748         3,441
Income tax expense                                             818           866         1,065
                                                        ----------    ----------    ----------
Net income                                              $    1,705    $    1,882    $    2,376
                                                        ==========    ==========    ==========
Per Share Data:
    Basic earnings per share                            $     1.11    $     1.34    $     1.76
    Diluted earnings per share                          $     1.06    $     1.30    $     1.70
                                                        ==========    ==========    ==========

Dividends per share                                     $     0.36    $     0.38    $     0.44
                                                        ==========    ==========    ==========

                                                                            At or For the
                                                                         Year Ended March 31,
                                                                      ---------------------------
                                                                       2000       2001      2002
                                                                      ------     ------    ------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)                                            0.75%      0.71%     0.82%
Return on average equity (2)                                            6.36       7.07      8.47
Average equity to average assets (3)                                   11.82      10.00      9.73
Total equity to total assets at end of year                            10.43       9.95      9.03
Interest rate spread (4)                                                3.46       3.21      3.44
Net interest margin (5)                                                 4.15       3.83      3.96
Average interest-earning assets to average interest-bearing
   liabilities                                                        117.43     113.10    114.05
Non-interest expense as a percent of average assets                     3.60       3.27      3.39
Efficiency ratio (6)                                                   72.64      71.82     66.57
Dividend payout ratio                                                  36.95      29.19     25.60

Equity Ratios:
Tier I capital to average assets                                       10.00       9.18      8.79
Tier I capital to risk-weighted assets                                 13.40      13.52     12.28
Total capital to risk-weighted assets                                  13.10      14.45     13.47

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent
   of loans receivable, net                                             0.31       0.66      0.25
Nonperforming assets as a  percent of total assets                      0.33       0.53      0.36
Allowance for loan losses as a percent of total loans
   receivable                                                           0.83       0.78      1.04
Allowance for loan losses as a percent of nonperforming
   loans                                                              275.13     121.83    433.67
Net charge-offs to average outstanding loans                            0.02       0.07      0.12

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

Lending Activities

         General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one to four-family residential property. With the establishment of the Commercial Loan Department in fiscal 1998, commercial real estate and commercial non-real estate lending have become a significant portion of the lending activities. The Bank is also active in originating construction and agricultural real estate loans. The Bank to a lesser extent also originates home equity and agricultural operating loans. The Bank's net loans receivable totaled $238.1 million at March 31, 2002, representing 77.4% of consolidated total assets. The Bank uses the FHLB twelve month advance rate as the index for adjustable rate loans.


         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan for the years indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.

                                                                       At March 31,
                                       -----------------------------------------------------------------------------
                                               2000                       2001                       2002
                                               ----                       ----                       ----
                                        Amount       Percent       Amount       Percent       Amount       Percent
                                       ---------   -----------    ---------   -----------    ---------   -----------
                                                                  (Dollars in Thousands)
Real estate loans:
Residential                            $  71,796         37.19%   $  74,892         33.35%   $  66,420         27.03%
Agricultural                              16,003          8.29       15,383          6.85       16,264          6.62
Commercial                                24,988         12.95       37,969         16.91       52,496         21.37
Construction                               7,819          4.05        8,028          3.57        9,870          4.02
                                       ---------   -----------    ---------   -----------    ---------   -----------
Total real estate loans                  120,606         62.48      136,272         60.68      145,050         59.04
                                       ---------   -----------    ---------   -----------    ---------   -----------

Consumer and other loans:
Commercial                                32,800         16.99       41,789         18.61       55,568         22.62
Home equity                               24,626         12.76       27,323         12.17       24,832         10.11
Other consumer                             7,533          3.90        8,255          3.67        7,924          3.23
Agricultural operating                     7,467          3.87       10,938          4.87       12,289          5.00
                                       ---------   -----------    ---------   -----------    ---------   -----------
Total consumer and other loans            72,426         37.52       88,305         39.32      100,613         40.96
                                       ---------   -----------    ---------   -----------    ---------   -----------

Total loans receivable                   193,032        100.00%     224,577        100.00%     245,663        100.00%
                                                   ===========                ===========                ===========

Less:
Loans in process                           3,349                      3,248                      4,272
Unearned loan fees and discounts             415                        420                        692
Allowance for loan losses                  1,604                      1,758                      2,563
                                       ---------                  ---------                  ---------
Loans receivable, net                  $ 187,664                  $ 219,151                  $ 238,136
                                       =========                  =========                  =========

         Residential Real Estate Lending. The Bank is active in the origination of mortgage loans to enable borrowers to purchase or refinance existing residential real estate. At March 31, 2002, $66.4 million, or 27.0%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").

         The Bank generally retains the conventional fixed-rate mortgages with maturities of 15 years or less and sells all of the fixed-rate mortgage loans with maturities in excess of 15 years that it originates. The Bank generally retains all of the ARM loans it originates. A majority of the loans sold by the Bank are sold to private investors. The remainder of loans sold are purchased by Fannie Mae or Freddie Mac. The Bank sells loans to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, loans are sold without recourse, although on occasion, in the past the Bank has sold loans with recourse. As of March 31, 2002, the Bank remains contingently liable for approximately $250,000 of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "Loan Originations, Sales and Purchases."

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

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 2002, the Bank's residential loan portfolio included $11.2 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has historically found that its origination of non-conforming loans has not resulted in increased amounts of nonperforming loans.

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

         While one- to four-family residential real estate loans are generally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

         The Bank generally obtains title insurance insuring the status of its lien on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is generally required on loans with loan-to-value ratios greater than 80%. Higher loan-to value ratios are available on certain government insured programs.

         Construction Lending. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions in Northern Idaho, especially in the area around Coeur d'Alene, lower long-term interest rates and an increased demand for housing units as a result of the population growth in Northern Idaho. At March 31, 2002, construction loans totaled $9.9 million, or 4.0% of total loans. At such date, the average amount of the Bank's construction loans was approximately $143,000. The largest construction loan in the Bank's portfolio at March 31, 2002 was $784,000. During the year ended March 31, 2002, construction loans constituted 7.4% of total loan originations. The Bank's recent entry into the Boise area will offer an opportunity for increased construction loan activity.

         The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent financing in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 2002, speculative loans totaled $3.6 million, or 36.0% of the total construction loan portfolio. Construction loans to individuals are generally converted to permanent mortgage loans upon completion of the construction period. At March 31, 2002, custom construction loans to individuals totaled $2.4 million or 24.8% of the total construction loan portfolio.

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

         Loans to builders for the construction of one-to-four family residences are generally made for a term of 12 months. The Bank's loan policy includes a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation and monitors their borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 2002, the Bank had approved six major builders, the largest borrowing capacity of which was approximately $3.5 million. At March 31, 2002, the Bank's major builders had total loans of $1.7 million outstanding. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

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

         Agricultural Lending. Agricultural lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 28 years of experience, the Chief Operating Officer has 22 years of experience, and the Vice President of Agricultural Lending has 25 years of experience in agricultural lending. The existing staff's experience maintains the Bank as one of the most experienced agricultural lender in the area.

         Agricultural Real Estate Lending. The Bank presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Bank's market area, primarily around Lewiston. The Bank offers adjustable-rate loans that adjust annually after an initial fixed period of one, three or five years. Such loans generally provide for up to a 25-year term. The Bank also offers fixed-rate loans with a ten-year term and a ten-year amortization schedule. At March 31, 2002, agricultural real estate loans totaled $16.3 million, or 6.6% of the Bank's total loan portfolio.

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the farmer and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 2002, the largest agricultural real estate loan was $947,000, which was performing according to its terms, and the Bank's average agricultural real estate loan was approximately $137,000.

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

         Agricultural Operating Lending. At March 31, 2002, agricultural operating loans totaled $12.3 million, or 5.0% of total loans. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and their business entities. Payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Underwriting requires substantial cash working capital and annual production income sufficient to meet payment obligations on an annual basis.

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

         Commercial Real Estate Lending. Commercial real estate lending has become a significant part of the Bank's lending strategy. At March 31, 2002, the Bank's commercial real estate loan portfolio totaled $52.5 million, or 21.4% of total loans. During the year ended March 31, 2002, originations of commercial real estate loans totaled $25.9 million and constituted 11.0% of total loan originations. In connection with the expansion of the Bank's community banking activities, the Bank intends to continue commercial real estate lending, subject to market conditions.

         The Bank's commercial real estate loans include loans secured primarily by owner-occupied buildings, storage facilities, manufactured home parks, small office buildings, retail shops, multi-family residential properties and other small commercial properties. The portfolio also contains a very limited amount of specialty realty (i.e., restaurants, motels, etc.). Commercial real estate loans in the Bank's portfolio primarily consists of loans originated by the Bank. At March 31, 2002, the Bank's commercial real estate loan average size was $338,000 and the largest loan was $2.5 million. Appraisals on properties that secure commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Security debt coverage ratios, total debt coverage ratios, and working capital assessments are key underwriting criteria. Operating statements on most commercial loans are prepared and submitted to the Bank on an annual basis.

         Commercial Business Lending. Commercial lending has become increasingly important to the Bank's lending strategy in recent years. The Bank's real estate relationships have resulted in increased commercial lending opportunities with these customers. This reflects the Bank's objective to provide its commercial and small business customers with a complete lending and banking relationship. The Company's staff of experienced lenders was able to increase nonresidential commercial loans to 22.6% of the total loan portfolio as of March 31, 2002 from 18.6% of the total loan portfolio at March 31, 2001. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit renewed annually while equipment secured loans are with terms of up to five years. Nonresidential commercial lending has increased $13.8 million, from $41.8 million for the fiscal year ended March 31, 2002 to $55.6 million for the fiscal year ended 2001. To more accurately reflect the overall interest rate environment, the Bank has changed the index used for adjustable rate loans from the one year Treasury constant maturity to the FHLB twelve month advance rate.

         Commercial lending provides the Bank with an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, the collateral for these loans is usually more difficult to evaluate and monitor and, therefore, these loans involve a higher degree of risk than commercial real estate or one-to-four family residential mortgage loans. Because loan payments are dependent on cash flow and profitability of the business, and require successful operation and management of the business entity, repayment of such loans may be affected by adverse conditions in the commercial real estate market or the economy. Accordingly, management strength, performance history within the business sector and other financial resources are included in underwriting criteria for commercial business loans. In addition, personal guarantees are typically required to assure those strengths are backing the credit relationship.

         Of the commercial loan production in the fiscal year ended 2002, operating loans represent 53.1%, equipment loans 16.3%, working capital loans 8.2%, letters of credit 5.5%, governmental and school districts loans 15.0%, and small business and participation loans 1.9%. The Bank participates in small business and industry guarantee programs that are designed to assist businesses that cannot qualify for conventional financing.

         Consumer and Other Lending. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2002, the Bank's consumer and other non-mortgage loans totaled approximately $32.8 million, or 13.3% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has more aggressively marketed.


         At March 31, 2002, home equity loans totaled $24.8 million. The Bank offers both home equity second mortgage loans and lines of credit. Substantially all of the Bank's home equity loans are primarily secured by second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years with fixed interest rates and ten year term loans with adjustable interest rates.
Home equity lines of credit generally have adjustable interest rates based on the prime rate. Home equity loans are generally underwritten at 80% loan to value including the first mortgage with exceptions granted for demonstrated exceptional financial strength.

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

         Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2002 regarding the dollar amount of principal repayments for loans becoming due during the years indicated. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.


                                                   One       After 5 Years  After 10 Years
                                    Within     Year Through    Through        Through       Beyond
                                   One Year       5 Years      10 Years       15 Years      15 Years       Total
                                  ----------    ----------    ----------     ----------    ----------    ----------
                                                                  (In Thousands)
Real estate loans:
  Residential                     $       93    $    1,791    $   15,262     $    4,501    $   44,773    $   66,420
  Construction                         9,870            --            --             --            --         9,870
  Commercial                           3,105         6,369        17,040         23,175         2,807        52,496
Agricultural                           7,547         4,674         4,872          6,791         4,669        28,553
Commercial non-real estate            26,977        21,508         6,992             91            --        55,568
Consumer and other loans               1,229         6,187        23,257            947         1,136        32,756
                                  ----------    ----------    ----------     ----------    ----------    ----------
Total loans receivable            $   48,821    $   40,529    $   67,423     $   35,505    $   53,385    $  245,663
                                  ==========    ==========    ==========     ==========    ==========    ==========

         The following table sets forth the dollar amount of all loans due after March 31, 2002, that have fixed interest rates and have floating or adjustable interest rates.

                                                      Fixed       Floating or
                                                      Rates     Adjustable Rates
                                                    ---------   ----------------
                                                         (In Thousands)
Real estate loans:
  Residential                                       $  46,257       $     20,163
  Construction                                          8,575              1,295
  Commercial                                            4,401             48,095
Agricultural                                            2,879             25,674
Commercial non-real estate                             17,147             38,421
Consumer and other loans                               23,861              8,895
                                                    ---------       ------------
Total loans receivable                              $ 103,120       $    142,543
                                                    =========       ============

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

         Loan Solicitation and Processing. Loan applicants come primarily through referrals from existing customers, realtors and homebuilders, and walk-ins. The Bank also uses radio and newspaper advertising to create awareness of its loan products. In addition to originating loans through its branch offices, the Bank operates four mortgage loan centers, located in Coeur d'Alene, Lewiston, Moscow, and Boise, Idaho, to supplement residential real estate loan originations. The Bank does not utilize any loan correspondents, mortgage brokers or other forms of wholesale loan origination. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a certified, independent fee appraiser.

         Residential real estate loans up to $307,000 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans up to $1.3 million must be approved by two members of the management loan committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans resulting in total extension of credit to one borrower up to $1.3 million must be approved by two members of the management loan committee. Any loan that would result in the total extension of credit to one borrower to be in excess of $1.3 million or to a major builder in excess of its maximum credit limit must be approved by the Board of Directors Loan Committee. Consumer loans up to $50,000 and home equity loans up to $150,000 may be approved by designated underwriters provided that the total loan relationship is $200,000 or less. All other consumer and home equity loans must be approved by two members of the management loan committee.

         Loan Originations, Sales and Purchases. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 2002, the Bank originated $234.5 million of loans. Residential real estate loan originations totaled $95.5 million for the year ended March 31, 2002, which constituted 40.7% of total loan originations.

         In the early 1990's, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $843,000 and $1.8 million during the years ended March 31, 2001 and 2002, respectively. The Bank sells loans on a loan-by-loan basis. Generally a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Where a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In such event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, loans are sold without recourse, although in the past the Bank has sold loans with recourse. As of March 31, 2002, the Bank remained contingently liable for approximately $250,000 of loans sold with recourse.


         In the past, the Bank has purchased loans and loan participations in its primary market during periods of reduced loan demand. However, in recent years, because of strong loan demand, the Bank has purchased few loans. Through a consortium of local financial institutions, the Bank occasionally purchases participation interests in loans. Such loans include those secured by local low-income housing projects, single family pre-sold and speculative housing, and commercial loans. The Bank intends to supplement its origination of agricultural and commercial real estate loans and agricultural operating and nonresidential commercial loans by purchasing participations in such loans originated by other community banks in Idaho and Eastern Washington. All such purchases will be made in conformance with the Bank's underwriting standards. The Bank anticipates that it will purchase only a small portion of any individual loan and that the originating institution will retain a majority of the loan.

         The following table shows total loans originated, purchased, sold and repaid during the years indicated.

                                                       Year Ended March 31,
                                               -----------------------------------
                                                  2000         2001         2002
                                               ---------    ---------    ---------
                                                        (In Thousands)
Total loans receivable at beginning of year    $ 179,769    $ 193,032    $ 224,577
                                               ---------    ---------    ---------
Loans originated:
Real estate loans:
   Residential                                    64,737       58,139       95,501
   Construction                                   12,909       12,036       17,284
   Agricultural                                    2,278        3,006        5,348
   Commercial                                      8,661       16,914       25,895
Commercial non-real estate                        38,620       42,019       58,932
Consumer and other loans                          32,763       36,292       31,569
                                               ---------    ---------    ---------
Total loans originated                           159,968      168,406      234,529
                                               ---------    ---------    ---------

Credit card advances                                 737        2,193        2,871
                                               ---------    ---------    ---------
Loans originated, not funded                     (27,820)     (56,813)     (57,218)
                                               ---------    ---------    ---------
Loans purchased:
   Real estate loans:
   Residential                                       940           10          107
   Construction                                       --          703          581
   Agricultural                                    1,980        2,212        4,450
   Commercial                                        239           --          690
Commercial non-real estate                            --           --           --
Consumer and other loans                              --        1,900           --
                                               ---------    ---------    ---------
Total loans purchased                              3,159        4,825        5,828
                                               ---------    ---------    ---------
Loans sold:
Servicing retained                               (40,239)      (7,529)     (31,303)
Servicing released                               (42,290)     (41,842)     (61,641)
                                               ---------    ---------    ---------
Total loans sold                                 (82,529)     (49,371)     (92,944)
                                               ---------    ---------    ---------

Loan principal repayments                        (34,790)     (30,803)     (56,786)
                                               ---------    ---------    ---------

Refinanced loans                                  (5,462)      (6,892)     (15,194)
                                               ---------    ---------    ---------
Change in total loans receivable                  13,263       31,545       21,086
                                               ---------    ---------    ---------
Total loans receivable at end of year          $ 193,032    $ 224,577    $ 245,663
                                               =========    =========    =========

         Loan Commitments. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $39.6 million at March 31, 2002. In addition, the Bank had commitments to fund outstanding credit lines of approximately $33.9 million and commitments to fund credit card lines of approximately $3.8 million at March 31, 2002.

         Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $692,000 of unearned loan fees and discounts at March 31, 2002 and $420,000 of unearned loan fees and discounts at March 31, 2001.

         Loan Servicing. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 2002, the Bank was servicing $138.2 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 2002, the Bank held $1.4 million in escrow for its portfolio of loans serviced.

Delinquencies and Classified Assets

         Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. If the loan is within the first three months of the term, the borrower is contacted by telephone approximately ten days after the payment is due in order to permit the borrower to make the payment before the imposition of a late fee. The first notice is mailed to the borrower when the payment is 16 days past due. Attempts to contact the borrower by telephone generally begin when a payment becomes 25 days past due. If the loan has not been brought current by the 60th day of delinquency, the Bank attempts to interview the borrower in person and to physically inspect the property securing the loan.

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

                                                                          At March 31,
                                                                ------------------------------
                                                                 2000        2001        2002
                                                                ------      ------      ------
                                                                     (Dollars in Thousands)
         Loans accounted for on a  nonaccrual basis:
         Real estate loans:
            Residential                                         $  488      $  308      $  177
            Construction                                            --         316          --
            Agricultural                                            --          57          86
            Commercial                                              29          --          --
         Commercial non-real estate                                 --         226          89
         Consumer and other loans                                   65         254         239
                                                                ------      ------      ------
         Total                                                     582       1,161         591
                                                                ------      ------      ------

         Accruing loans which are contractually past
          due 90 days or more:
         Real estate loans:
            Residential                                             --         125          --
            Construction                                            --          --          --
            Agricultural                                            --          --          --
            Commercial                                              --          --          --
         Commercial non-real estate                                 --         157          --
         Consumer and other loans                                   --          --          --
                                                                ------      ------      ------
         Total                                                      --         282          --
                                                                ------      ------      ------

         Total of nonaccrual and 90 days past
          due loans                                                582       1,443         591
         Real estate owned                                          44          33         424
                                                                ------      ------      ------
         Total nonperforming loans                                 626       1,476       1,015

            Restructured loans                                  $  198      $   --      $  107
                                                                ------      ------      ------

         Total nonperforming assets                             $  824      $1,476      $1,122
                                                                ======      ======      ======

         Nonaccrual and 90 days or more past due
            loans as a percent of loans receivable, net           0.31%       0.66%       0.25%
         Nonaccrual and 90 days or more past
            due loans as a percent of total assets                0.23%       0.51%       0.19%
         Nonperforming assets as a percent of
            total assets                                          0.33%       0.53%       0.36%
         Total nonperforming assets to total loans                0.43%       0.66%       0.46%


         Interest income that would have been recorded for the year ended March 31, 2002 had nonaccruing loans been current in accordance with their original terms amounted to approximately $34,000. The amount of interest included in interest income on such loans for the year ended March 31, 2002 amounted to approximately $38,000.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or 90 day liquidation value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2002, the Bank had $424,000 of REO.

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

         At March 31, 2002, classified assets of the Company totaled $1.5 million. Assets classified as loss totaled $76,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $5,000 and an installment loans of $71,000. Assets classified as substandard totaled $1.4 million, which consisted of $283,000 of commercial loans, $248,000 of consumer loans, $364,000 of residential loans, $86,000 of agricultural loans, and a $424,000 REO. Of the substandard assets, 71.1% resulted from personal finance problems and loss of income, and 28.9% resulted from unpredictable management decisions and the decline in the logging, timber, and farming industries. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows: At March 31,

                                            2000       2001       2002
                                           ------     ------     ------
                                                 (In Thousands)
              Loss                         $   17     $   26     $   76
              Doubtful                         --         --         --
              Substandard                     667      2,417      1,405
                                           ------     ------     ------
              Total classified assets      $  684     $2,443     $1,481
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


         The general allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on management's evaluation of probable losses in the loan portfolio. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors: including historical loss trends, trends in classified assets, trends in delinquency and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured, based upon, among other factors, the estimated fair market value of the underlying collateral and estimated holding and selling costs. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

         At March 31, 2002, the Bank had an allowance for loan losses of $2.6 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income.

                                                                       Year Ended March 31,
                                                                  ----------------------------
                                                                   2000       2001       2002
                                                                  ------     ------     ------
                                                                      (Dollars in Thousands)
              Allowance at beginning of year                      $1,361     $1,604     $1,758

              Provision for loan losses(1)                           287        303      1,064

              Recoveries                                              --          6          7

              Charge-offs:
              Real estate loans:
                 Residential                                           3         44         41
                 Construction                                         --         --         12
              Commercial non-real estate                              --         --         16
              Consumer and other loans                                41        111        197
                                                                  ------     ------     ------
              Total charge-offs                                       44        155        266
                                                                  ------     ------     ------
              Net charge-offs                                         44        149        259
                                                                  ------     ------     ------
              Balance at end of year                              $1,604     $1,758     $2,563
                                                                  ======     ======     ======

              Allowance for loan losses as a percent of total
                 loans receivable                                   0.83%      0.78%      1.04%
              Net charge-offs to average outstanding loans          0.02%      0.07%      0.12%

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Comparison of Operating Results for the Years Ended March 31, 2001 and 2002 -- Provisions for Loan Losses" for a discussion of the factors contributing to changes in the Bank's provision for loan losses between the years.


         The following table sets forth the breakdown of the allowance for loan losses by loan category for the years indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                               At March 31,
                                       ---------------------------------------------------------------
                                               2000                 2001                   2002
                                       --------------------  --------------------  -------------------
                                                          (Dollars in Thousands)

                                                % of Loans            % of Loans           % of Loans
                                                in Category           in Category          in Category
                                                 to Total              to Total              to Total
                                       Amount      Loans     Amount      Loans     Amount      Loans
                                       ------     ------     ------     ------     ------     ------
Residential                            $  273      37.19%    $  234      33.35%    $  268      27.03%
Construction                              119       4.05        140       3.57        133       4.02
Agricultural                              290      12.16        318      11.72        365      11.62
Commercial                                655      29.94        882      35.52      1,571      43.99
Consumer and other loans                  267      16.66        184      15.84        226      13.34
                                       ------     ------     ------     ------     ------     ------
Total allowance for loan losses        $1,604     100.00%    $1,758     100.00%    $2,563     100.00%
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

         The Chief Executive Officer and the Chief Financial Officer determine appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's investment policies generally limit investments to FHLB obligations, certificates of deposit, U.S. Government and agency securities, municipal bonds rated AAA, mortgage-backed securities and certain types of mutual funds. The Bank does not purchase high-risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.


         Investment securities are purchased primarily for managing liquidity.
Generally, the Bank purchases mortgage-backed securities during times of reduced loan demand. The Bank's investments are primarily long term, insured Bank
Qualified State of Idaho Municipal Bonds. Most of the mortgage-backed securities are longer-term Freddie Mac and Fannie Mae back securities.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the years indicated.

                                                                    At March 31,
                                  --------------------------------------------------------------------------------
                                            2000                       2001                         2002
                                  ------------------------    ------------------------    ------------------------

                                   Carrying     Percent of     Carrying     Percent of     Carrying     Percent of
                                    Value       Portfolio       Value       Portfolio       Value       Portfolio
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                               (Dollars in Thousands)
Available-for-sale:
Investment securities             $   11,335         34.81%   $   12,568         38.54%   $   12,524         52.28%
Mortgage-backed securities            18,741         57.56        17,704         54.30         9,293         38.79
                                  ----------    ----------    ----------    ----------    ----------    ----------
Total available-for-sale              30,076         92.37        30,272         92.84        21,817         91.07
                                  ----------    ----------    ----------    ----------    ----------    ----------

Held-to-maturity:
Mortgage-backed securities             2,484          7.63         2,335          7.16         2,140          8.93
                                  ----------    ----------    ----------    ----------    ----------    ----------
Total held-to-maturity                 2,484          7.63         2,335          7.16         2,140          8.93
                                  ----------    ----------    ----------    ----------    ----------    ----------

Total                             $   32,560        100.00%   $   32,607        100.00%   $   23,957        100.00%
                                  ==========    ==========    ==========    ==========    ==========    ==========

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 2002.

                                                      Over                 Over
                              Less Than              One to               Five to               Over Ten
                              One Year             Five Years            Ten Years                Years
                         ------------------    ------------------    ------------------    ------------------

                           Amount    Yield      Amount     Yield      Amount     Yield      Amount     Yield
                         ---------  -------    -------    -------    -------    -------    -------    -------
                                                                      (Dollars in Thousands)
Investment Securities    $      --       --%   $    --         --%   $   523       7.71%   $12,001       7.75%
Mortgage-backed
  securities                    --       --         --         --         14       5.96     11,419       7.00
                         ---------  -------    -------    -------    -------    -------    -------    -------
Total                    $      --       --%   $    --         --%   $   537       7.66%   $23,420       7.38%
                         =========  =======    =======    =======    =======    =======    =======    =======

Other Investment Activities. The Bank purchases bank owned life insurance policies (`BOLI") to offset future employee benefit costs. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "bank owned and cash surrender value of life insurance policies" in the Company's consolidated statements of financial condition. The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in "other interest earning assets" in the Company's consolidated statements of income.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle are used to compensate for reductions in the availability of funds from other sources. The Company also maintains an additional credit facility with Wells Fargo Bank.

         Deposit Accounts. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of Idaho and Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank accepts brokered deposits with maturities between ninety days and five years. At March 31, 2002, the Bank had $19.1 million in brokered deposits, which is 6.2% of total assets. At March 31, 2002, certificates of deposit that are scheduled to mature in less than one year totaled $71.1 million. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."


         The following table sets forth information concerning the Bank's deposits at March 31, 2002.


           Weighted
            Average                                                                           Percentage
           Interest               Checking and                     Minimum                    of Total
             Rate               Savings Deposits                    Amount      Balance        Deposits
           --------       --------------------------------         --------     --------      ----------
                                     (In Thousands, except minimum amount)
             0.20%        NOW                                      $     --     $ 49,446          25.21%
             1.57         Money Market Deposit                           --       21,069          10.74
             0.50         Passbook                                       --       13,920           7.10
                                                                                --------         ------
                                 Total Checking & Passbook                        84,435          43.05
                                                                                --------         ------

                          Certificates of Deposit
             1.72         7 days to 179 days                          2,500       12,466           6.36
             2.13         6 months to less than 1 year                2,500       16,432           8.38
             2.85         1 year to less than 2 years                 2,500       11,229           5.72
             4.63         2 years to less than 3 years                2,500        6,745           3.44
             5.32         New 2 years to 5 years - Add on               500        8,856           4.51
             5.17         3 years to less than 4 years                2,500        1,546           0.79
             5.20         4 years to less than 5 years                2,500        1,364           0.69
             5.30         5 years to less than 10 years               2,500        4,488           2.29
             2.77         IRA Variable                                  500          717           0.37
             4.62         Brokered                                  100,000       19,005           9.69
             5.10         Special, 1 year to less than 2 years       10,000        4,885           2.49
             5.53         Special, 2 years to less than 3 years      10,000       18,351           9.36
             5.16         Special, 4 years to less than 5 years       5,000        5,604           2.86
                                                                                --------         ------

                                 Total Certificates of Deposit                   111,688          56.95
                                                                                --------         ------

                                                Total Deposits                  $196,123          100.00%
                                                                                ========         =======

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2002.
Jumbo certificates of deposit are certificates in amounts of more than $100,000.


                          Maturity Period                                        Amount
                          ---------------                                       -------
                                                                             (In Thousands)
                          Three months or less                                  $ 16,356
                          Over three through six months                            4,399
                          Over six through 12 months                               5,510
                          Over 12 months                                          17,895
                                                                                --------

                          Total jumbo certificates of deposit                   $ 44,160
                                                                                ========


         Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the years indicated.

                                                                    At March 31,
                                  --------------------------------------------------------------------------------------------
                                         2000                           2001                              2002
                                  -------------------     --------------------------------    --------------------------------
                                              Percent                 Percent                            Percent
                                                of                      of        Increase                 of         Increase
                                   Amount      Total       Amount      Total     (Decrease)    Amount     Total      (Decrease)
                                  --------    -------     --------    -------     --------    --------   -------      --------
                                                                    (Dollars in Thousands)

NOW accounts                      $ 33,986      23.45%    $ 40,502      25.67%    $  6,516    $ 49,446     25.21%     $  8,944
Passbook accounts                   17,501      12.08       12,349       7.83       (5,152)     13,920      7.10         1,571
Money market deposit
  Accounts                          14,245       9.83       15,033       9.53          788      21,069     10.74         6,036
Fixed-rate certificates
  which mature:
     Within 1 year                  59,323      40.94       67,091      42.52        7,768      37,315     19.03       (29,776)
     After 1 year, but within
      2 years                        8,723       6.02       17,978      11.39        9,255      18,114      9.24           136
     After 2 years, but within
      5 years                       10,410       7.18        4,622       2.93       (5,788)     43,466     22.16        38,844
     Certificates maturing
       Thereafter                      719       0.50          222       0.13         (497)     12,793      6.52        12,571
                                  --------    -------     --------    -------     --------    --------    ------      --------
Total                             $144,907     100.00%    $157,797     100.00%    $ 12,890    $196,123    100.00%     $ 38,326
                                  ========    =======     ========    =======     ========    ========    ======      ========


         Time Deposits by Rates. The following table sets forth the time deposits in the Bank categorized by rates for the years indicated.

                                                At March 31,
                                  ----------------------------------------
                                     2000           2001           2002
                                  ----------     ----------     ----------
                                               (In Thousands)

    0.0 - 2.99%                   $      564     $       90     $   38,770
    3.0 - 3.99%                           88          7,375          3,274
    4.0 - 4.99%                       19,650          5,295         32,634
    5.0 - 5.99%                       48,655         38,581         26,240
    6.0 - 6.99%                        9,847         37,874         10,193
    7.0 - 7.99%                          337            663            532
    8.0 - 8.99%                           34             35             45
    9% and over                           --             --             --
                                  ----------     ----------     ----------
    Total                         $   79,175     $   89,913     $  111,688
                                  ==========     ==========     ==========


         The following table sets forth the amount and maturities of time deposits at March 31, 2002.


                                                Amount Due
                                                ----------
                                                                                           Percent
                                After       After       After                              of Total
                  Less Than     1 to 2      2 to 3      3 to 4       After                Certificate
                   One Year     Years       Years       Years       4 Years     Total      Accounts
                   --------    --------    --------    --------    --------    --------    --------
                                             (Dollars in Thousands)
0.0 - 2.99%        $ 36,124    $  2,530    $    106    $     --    $     10    $ 38,770       34.71%
3.0 - 3.99%           1,841         711         504         142          76       3,274        2.93
4.0 -4.99%           10,527       9,811       5,257       1,414       5,625      32,634       29.22
5.0 - 5.99%          13,382       2,638       1,108         445       8,667      26,240       23.49
6.0 - 6.99%           8,946         504         448         221          74      10,193        9.13
7.0 - 7.99%             225         291          16          --          --         532        0.48
8.0 - 8.99%              39           6          --          --          --          45        0.04
9% and over              --          --          --          --          --          --          --
                   --------    --------    --------    --------    --------    --------    --------
Total              $ 71,084    $ 16,491    $  7,439    $  2,222    $ 14,452    $111,688      100.00%
                   ========    ========    ========    ========    ========    ========    ========



         Deposit Activity. The following table sets forth the deposit activities of the Bank for the years indicated.

                                            Year Ended March 31,
                                       --------------------------------
                                         2000        2001        2002
                                       --------    --------    --------
                                                (In Thousands)
Beginning balance                      $133,278    $144,907    $157,797
                                       --------    --------    --------

Net increase
  before interest credited                6,189       6,821      32,640
Interest credited                         5,440       6,069       5,686
                                       --------    --------    --------
Net increase
  in savings deposits                    11,629      12,890      38,326
                                       --------    --------    --------

Ending balance                         $144,907    $157,797    $196,123
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

         The following tables set forth certain information regarding borrowings by the Bank for the years indicated:

                                                                   At or For the
                                                                Year Ended March 31,
                                                      ----------------------------------------
                                                         2000           2001           2002
                                                      ----------     ----------     ----------
                                                               (Dollars in Thousands)
Maximum amount of FHLB advances outstanding
  at any month end during the year                    $   74,578     $   96,580     $   93,837
Approximate average FHLB advances
  outstanding during the year                             54,242         86,089         83,395
Balance of FHLB advances outstanding
  at end of year                                          74,578         90,917         79,722
Weighted average rate paid on
  FHLB advances at end of year                              6.05%          5.57%          4.91%
Approximate weighted average rate paid on
  FHLB advances during the year                             5.59%          6.31%          5.19%


                                                       One Year     Five Years to
                                       Less than     to Less than   Less than Ten   Greater than
                                        One Year      Five Years       Years         Ten Years
                                       -----------    -----------    ----------     ----------
Maturities of advances from FHLB       $    14,090    $    52,182    $   12,179     $    1,271
Range of interest rates                1.94% - 6.59%  4.40% - 6.62%  4.57% - 6.21%       6.66%
Weighted average interest rate              3.02%          5.36%         5.01%           6.66%
Percentage of total advances               17.67%         65.46%        15.28%           1.59%



         The Company also maintains additional credit with Wells Fargo Bank, available funds totaling $7.0 million. There were no outstanding advances under this facility at March 31, 2002.

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

Subsidiary Activities

         The Bank has one subsidiary, Tri-Star Financial who sells life insurance and tax deferred annuities on an agency basis. At March 31, 2002, the Bank's equity investment in its subsidiary was $51,000.

Personnel

         As of March 31, 2002, the Bank had 127 full-time and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.


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

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds on the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, the Bank is qualified for the lowest rate on its deposits for 2002.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

         Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2002, the annualized rate was $1.82 per $100 of insured deposits.

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

         Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a savings ___ institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         At March 31, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated their leverage ratio to be 8.8% as of March 31, 2002.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100%-- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated their total risk-based ratio to be 13.5%, as of March 31, 2002, and their Tier 1 risk-based capital ratio to be 12.3%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2002, the Bank had a Tier 1 capital to average assets ratio of 8.8%, a Tier 1 capital to risk-weighted assets ratio of 12.3%, and a Total capital to risk-weighted assets ratio of 13.5%.

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

         Federal Home Loan Bank System. The FHLB - Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB - Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB - Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2002, the Bank held stock in the FHLB of Seattle in the amount of $5.4 million and had advances totaling $79.7 million, which mature in 2002 through 2027 at interest rates ranging from 1.94% to 6.66%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $41.3 million or less, plus 10% on amounts in excess of $41.3 million. In addition, a bank may designate and exempt $5.7 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2002, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its respective reserve requirements.

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

Savings and Loan Holding Company Regulations

         Holding Company Acquisitions. The Home Owners Loan Act ("HOLA") and Office of Thrift Supervision ("OTS") regulations issued thereunder, generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of a savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

         Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 2002, the Bank was in compliance with the QTL test.

         Gramm-Leach-Bliley Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

    o repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
    o provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
    o broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
    o provided an enhanced framework for protecting the privacy of consumer information;
    o adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;
    o    modified the laws governing the implementation of the CRA, and
    o addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

         The USA Patriot Act. In response to the events of September 11th, President George W. Bush signed into the law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

    o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.
    o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

    o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
    o Effective December 25, 2001, financial institutions are prohibited from establishing ,maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
    o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank merger Act applications.

         During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. To date, it has not been possible to predict the impact the USA Patriot Act and its implementing regulations may have on the Company and the Bank.

Item 2.  Description of Properties
----------------------------------

         The Bank operates eight full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and Clarkston and Liberty Lake, Washington. The Company owns the Lewiston, Lewiston Orchards, Moscow, Grangeville, and Coeur d'Alene facilities, leases the Clarkston building on a month-to-month tenancy which began July 1, 1997, and leases the in-store location of the Post Falls branch on a five year term with Tidyman's LLC which began March 1, 1999. In November 1999, the Bank opened the newly constructed Liberty Lake branch, which is located on leased land. The lease is a ten-year lease. The Bank operates four loan production offices. The loan production offices in Coeur d'Alene and Moscow, Idaho are located in the same facility as its full-service office. The loan production office in Lewiston, Idaho is a leased building adjacent to the Lewiston facilities. The loan production office in Boise is an office space leased for three years, ten and one-half months commencing on April 15, 2002. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 2002, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $5.5 million. The Company believes that its existing facilities are adequate for the current level of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The common stock of the Company is traded on the Nasdaq National Market under the symbol "FBNW". The table below reflects the high, low, and closing market prices of our common stock based on the end of the day closing price, cash dividends paid per share, and book value for the last two fiscal years. The common stock began trading on July 2, 1997. At March 31, 2002 there were 277 record holders of common stock of the Company.


                       High         Low         Close       Dividends  Book Value*
                   -----------  -----------   ----------    ---------  -----------
2002               $   18.409   $    13.030   $   18.150    $    0.44   $    20.72
------
First Quarter          16.000        13.030                      0.10        19.62
Second Quarter         17.900        15.410                      0.10        20.23
Third Quarter          17.950        16.250                      0.12        20.36
Fourth Quarter         18.409        16.500                      0.12        20.72

2001               $   14.875   $     9.875   $   13.313    $    0.38   $    19.39
------
First Quarter          12.875         9.875                      0.09        17.39
Second Quarter         12.813        11.000                      0.09        18.14
Third Quarter          12.000        11.375                      0.10        18.95
Fourth Quarter         14.875        12.125                      0.10        19.39

2000               $   20.375   $     8.500   $    10.500   $    0.36   $    17.30
------
1999               $   24.000   $    12.690   $    14.000   $    0.34   $    16.29
------
1998               $   21.125   $    15.250   $    20.000   $    0.14   $    16.36
------

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------

General

         Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

         Management's discussion and analysis of financial condition and results of operations and other portions of this annual report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in its Annual Report. The Bank has used "forward-looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect the results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competition and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statements.

         The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. Additional expenses that will be incurred in fiscal 2003 include establishing a new loan production office and related personnel in Boise, Idaho and Spokane, Washington, data processing conversion to Windows 2000, a new Clarkston, Washington branch and branch refurbishment in Lewiston and Lewiston Orchards, Idaho. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

Critical Accounting Policies

         Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our Mortgage Servicing Rights, the methodology for the determination of our allowance for loan losses and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in the consolidated financial statements included herein. In particular, the "Summary of Significant Accounting Policies" describes generally our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Operating Strategy

         The Company's primary goal has been to improve the Company's profitability while maintaining a sound capital position. To accomplish this goal, the Company has employed an operating strategy that includes: (1) originating for its portfolio, residential mortgage loans, primarily with adjustable interest rates or with fixed interest rates with terms of 15 years or less, secured by properties located in its primary market area; (2) enhancing net income and controlling interest rate risk by originating fixed-rate residential mortgage loans for sale in the secondary market, as market conditions permit, as a means of generating current income through the recognition of cash gains on loan sales and loan servicing fees; (3) increasing its average yield on interest-earning assets by originating for portfolio higher-yielding construction, commercial real estate, nonresidential commercial and agricultural real estate loans; and (4) controlling asset growth to a level sustainable by the Company's capital position. The Company has adopted a community banking strategy pursuant to which it will expand the products and services it offers within its primary market area in order to improve market share and increase the average yield of its interest-earning assets. Specifically, the Company intends to continue to expand its agricultural real estate and commercial real estate lending activities. The Company also intends to pursue the expansion of its non-mortgage lending activities by increasing its emphasis on originating agricultural operating loans and commercial business loans. These loans offer the Company the opportunity to achieve higher interest rates with shorter terms to maturity than residential mortgage loans but involve greater credit risk. The commercial banking segment of the Bank continues to strengthen its presence by adding experienced loan officers in the Moscow, Coeur d'Alene and Liberty Lake branches. There can be no assurances that the Company will be successful in its efforts to increase its originations of these types of loans. Management anticipates that the Company will incur significant other expenses in connection with the implementation and maintenance of its online banking programs, and as various programs and services, such as its commercial real estate and business lending operations, are expanded. These expenses could reduce earnings for a period of time while income from new programs and services increases to a level sufficient to cover the additional expenses.

Comparison of Financial Condition at March 31, 2001 and March 31, 2002

         Total assets increased $26.7 million, or 9.5%, from $281.1 million at March 31, 2001 to $307.8 million at March 31, 2002. The growth in assets was due to the increase in the loan portfolio and federal funds sold. Net loans receivable increased from $219.2 million at March 31, 2001 to $238.1 million at March 31, 2002. The mix of loans has changed reflecting the Company's community banking strategy. In real estate loans, residential mortgage loans decreased from 33.4% to 27.0% of total loans, construction loans increased from 3.6% to 4.0%, agricultural loans decreased from 6.9% to 6.6% and commercial real estate loans increased from 16.9% in fiscal 2001 to 21.4% in fiscal 2002. In non-real estate loans, home equity lines decreased from 12.2% to 10.1%, agricultural operating lines increased from 4.9% to 5.0%, commercial business loans increased from 18.6% to 22.6% and other consumer loans decreased from 3.7% to 3.2%, respectively, between these periods. Cash and cash equivalents increased from $12.8 million to $24.0 million. This increase was mostly due to a $6.2 million increase in fed funds sold. Mortgage-backed securities decreased from $20.0 million to $11.4 million. This $8.6 million decrease was due to $5.3 million in the sale of securities and $3.1 in payments received on the mortgage-backed securities.

         Total liabilities increased from $253.1 million at March 31, 2001 to $280.0 million at March 31, 2002. The growth in liabilities was due to deposit growth, which was part of management's focus in fiscal year 2002. Deposits increased $38.3 million from $157.8 million at March 31, 2001 to $196.1 million at March 31, 2002. Of the $38.3 million increase, $21.7 million was in certificate of deposit accounts and $16.6 million was in core deposit accounts. Presently 34.6% of checking accounts are non-interest bearing. FHLB advances decreased from $90.9 million at March 31, 2001 to $79.7 million at March 31, 2002.

Comparison of Operating Results for the Years Ended March 31, 2001 and 2002

         General. Net income increased $495,000, from $1.9 million ($1.34 per share - basic, $1.30 per share -diluted) for the year ended March 31, 2001 to $2.4 million ($1.76 per share - basic, $1.70 per share - diluted) for the year ended March 31, 2002. The Company experienced an increase in net interest income and non-interest income in fiscal 2002 compared to fiscal 2001. The increase in non-interest income is mostly attributable to increase in gain on sale of loans. The majority of the non-interest expense increase is due to compensation and related benefits expense.

         Net Interest Income. Net interest income increased $1.1 million, or 12.2%, from $9.1 million for the year ended March 31, 2001 to $10.3 million for the year ended March 31, 2002. The increase is due to the combination of increased loan originations and loans receivable with reduced rates on advances from FHLB and deposits. The yield on interest-earning assets decreased from 8.51% to 7.67% in fiscal years end March 31, 2001 and 2002. The yield on interest-bearing liabilities decreased from 5.30% to 4.23% in fiscal years end March 31, 2001 and 2002, resulting mostly from decreases in rates paid to deposit holders and advances from FHLB. The Company's interest rate spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities increased from 3.21% for fiscal 2001 to 3.44% for fiscal 2002.

         Total interest income decreased $509,000 from $20.8 million for the year ended March 31, 2001 to $20.2 million for the year ended March 31, 2002. Interest income on loans receivable decreased $105,000, or 0.6%, from $18.0 million for fiscal 2001 to $17.9 million for fiscal 2002. The decrease was the result of lower yields on loans. Interest income on mortgage-backed securities decreased $512,000 from fiscal 2001 to fiscal 2002 primarily as a result from the sale of mortgage-backed securities in fiscal 2002.

         Interest expense decreased by $1.6 million, from $11.6 million for the year ended March 31, 2001 to $10.0 million for the year ended March 31, 2002. Interest expense on deposits decreased $345,000, or 5.7%, from fiscal 2001 to fiscal 2002. The average balance of deposits increased $22.0 million from fiscal 2001 to fiscal 2002 and the average rate paid on deposits decreased from 4.60% to 3.71%. Interest expense on advances from FHLB and other borrowings decreased $1.3 million from $5.6 million in fiscal 2001 to $4.3 million in fiscal 2002 as a result of a lower average balance of outstanding borrowings in fiscal 2002 and the decreased rate on advances from FHLB and other borrowings. The average yield on advances from FHLB and other borrowings in fiscal year ended March 31, 2002 was 5.19% and 6.32% in fiscal year ended March 31, 2001.

         The net interest margin increased 13 basis points from 3.83% in fiscal 2001 to 3.96% in fiscal 2002. This increase was due to an increase in the average balance on the commercial and construction loan portfolio with an overall higher portfolio yield, an increase in the average balance of deposits with a lower yield than fiscal year 2001, and a lower yield on advances from FHLB.

         Provision for Loan Losses. The provision for loan losses was $303,000 for the year ended March 31, 2001 compared to $1.1 million for the year ended March 31, 2002. Management continues to increase the allowance for loan losses as a result of the growth experienced in the loan portfolio, specifically the growth of commercial and agricultural operating loans, which generally are riskier than residential mortgage loans. The Company's allowance for loan losses was $2.6 million or 1.04% of total loans receivable, at March 31, 2002, compared to $1.8 million, or 0.80% of total loans receivable, at March 31, 2001. The allowance for loan losses increased 45.8% from the prior year, which consists of an increase in residential, agricultural, commercial consumer and other allowance for loan losses of 50.8% and a decrease in construction allowance for loan losses of 5.0%. Net loan charge-offs increased from $149,000 during fiscal 2001 to $259,000 during fiscal 2002, 0.12% of average outstanding loans for the year.

         Non-interest Income. The following table summarizes the components of non-interest income for the fiscal years ended March 31, 2002 and 2001.


                                                       2001        2002
                                                      ------      ------
                                                      (In Thousands)
         Gain on sale of loans                        $  843      $1,782
         Gain on sale of securities, net                  --         194
         Mortgage servicing fees                         272         243
         Service fees and charges                      1,349       1,671
         Commissions and other                           130         125
                                                      ------      ------
              Total non-interest income               $2,594      $4,015
                                                      ======      ======

Total non-interest income increased $1.4 million, or 54.8%, from fiscal 2001 to fiscal 2002. Income on gain on sale of loans increased $939,000, or 111.3%, from fiscal 2002 to fiscal 2001 because of a larger volume of sold loans that were originated during the year. Gain on sale of securities increased $194,000 due to the sale of mortgage-backed securities. Service fees and charges increased $322,000 due to fees charged on visa check cards, automatic teller machine fees, and merchant bank cards offered at the end of fiscal year 2001.

         Non-interest Expense. Total non-interest expense increased $1.1 million, or 12.5%, from $8.7 million for the year ended March 31, 2001 to $9.8 million for the year ended March 31, 2002. Compensation and related benefits increased $845,000, or 16.6%, from fiscal 2001 to fiscal 2002. This increase was a result of additional compensation and commission expenses from the average number of full-time equivalent employees for the fiscal year 2002 increasing over fiscal year 2001 and commissions from incentives. Occupancy expense increased $28,000. Bankcard and visa card expenses increased $110,000, which is a result of increased utilization. Bankcard and visa card income increased $130,000. Marketing expense increased $39,000, which was a result of the Company increasing their exposure through effective marketing. Consulting expense decreased $57,000 due to a smaller demand in outside consulting because of increased internal expertise and a relatively stable fiscal year in regard to property growth. Realty tax service fees decreased $33,000 because we performed this service in fiscal 2002 instead of outsourcing this service as in fiscal 2001. All other non-interest expenses remained relatively consistent between fiscal years 2001 and 2002.

         Income Taxes. Income taxes were $1.1 million for the year ended March 31, 2002 compared with $866,000 for the year ended March 31, 2001. The increase was a result of an increase in taxable income before income tax expense. The effective tax rates for the years ended March 31, 2002 and 2001 were 30.94% and 31.52%, respectively.


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

                                                                         Years Ended March 31,
                                    ------------------------------------------------------------------------------------------------
                                                  2000                            2001                               2002
                                    ------------------------------   -------------------------------   -----------------------------
                                                Interest   Average              Interest     Average               Interest  Average
                                     Average      and      Yield/     Average     and        Yield/     Average      and      Yield/
                                     Balance   Dividends    Cost      Balance   Dividends     Cost      Balance    Dividends   Cost
                                    ---------  ---------    ----     ---------  ---------     ----     ---------   ---------   ----
   Cost
                                                         (Dollars in Thousands)
Interest-earning assets (1):
Loans receivable:
Mortgage loans receivable           $  70,306   $ 5,434     7.73%    $  72,629   $  5,700     7.85%    $  71,426    $ 5,415    7.58%
Commercial loans receivable            47,301     4,012     8.69        66,492      6,106     9.35        87,022      6,658    7.74
Construction loans receivable           6,806       655     9.62         5,485        581    10.59         6,659        692   10.39
Consumer loans receivable              29,454     2,570     8.73        34,677      3,097     8.93        34,657      2,917    8.42
Agricultural loans receivable          25,178     2,277     9.04        27,258      2,542     9.33        27,748      2,238    8.07
Unearned loan fees and
  discounts and allowance
  for loan losses                      (1,700)        -        -        (2,095)         -        -        (2,659)         -       -
                                    ---------   -------     ----     ---------   --------     ----     ---------    -------    ----
Loans receivable, net                 177,345    14,948     8.48       204,446     18,026     8.87       224,853     17,920    8.00
Mortgage-backed securities             15,874       981     6.18        20,279      1,439     7.10        14,036        927    6.60
Investment securities                   8,437       461     7.41        11,901        614     7.19        12,448        611    6.84
Other earning assets                   10,482       588     5.61        11,479        678     5.91        17,886        789    4.89
                                    ---------   -------              ---------   --------              ---------    -------
Total interest-earning assets         212,138    16,978     8.13       248,105     20,757     8.51       269,223     20,247    7.67
                                                -------                          --------                           -------
Non-interest-earning assets            14,561                           17,802                            19,110
                                    ---------                        ---------                         ---------
Total assets                        $ 226,699                        $ 265,907                         $ 288,333
                                    =========                        =========                         =========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts                  $  46,367     1,258     2.71     $  46,945      1,186     2.53     $  53,960        916    1.70
Certificates of deposit                80,039     4,123     5.15        83,670      4,823     5.76        98,701      4,747    4.81
                                    ---------   -------              ---------   --------              ---------    -------
Total deposits                        126,406     5,381     4.26       130,615      6,009     4.60       152,661      5,663    3.71
Advances from FHLB and
  other                                54,242     3,055     5.63        88,747      5,608     6.32        83,395      4,328    5.19
                                    ---------   -------              ---------   --------              ---------    -------
Total interest-bearing
    liabilities                       180,648     8,436     4.67       219,362     11,617     5.30       236,056      9,991    4.23
                                                -------                          --------                           -------
Total non-interest-bearing
      deposits                         15,863                           16,541                            19,752
Non-interest-bearing
    liabilities                         3,393                            3,408                             4,467
                                    ---------                        ---------                         ---------
Total liabilities                     199,904                          239,311                           260,275
Total stockholders' equity             26,795                           26,596                            28,058
                                    ---------                        ---------                         ---------
Total liabilities and
   total stockholders' equity       $ 226,699                        $ 265,907                         $ 288,333
                                    =========                        =========                         =========

Net interest income                             $ 8,542                          $  9,140                           $10,256
                                                =======                          ========                           =======

Interest rate spread                                        3.46%                             3.21%                            3.44%
                                                            ====                              ====                             ====

Net interest margin                                4.15%                             3.83%                             3.96%
                                                =======                          ========                           =======

Ratio of average interest-
   earning assets to average
   interest- bearing liabilities                 117.43%                           113.10%                           114.05%
                                                =======                          ========                           =======

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

                                          Year Ended March 31, 2001               Year Ended March 31, 2002
                                            Compared to Year Ended                  Compared to Year Ended
                                                March 31, 2000                          March 31, 2001
                                   ---------------------------------------    ----------------------------------------
                                               Increase (Decrease)                       Increase (Decrease)
                                                     Due to                                    Due to
                                                -----------------                         -----------------
                                                         Rate/                                       Rate/
                                     Rate     Volume    Volume       Net       Rate      Volume     Volume       Net
                                   -------    -------   -------    -------    -------    -------    -------    -------
                                                                 (In Thousands)
Interest-earning assets:
Loans receivable (1)               $   590    $ 2,299   $    90    $ 2,979    $(1,732)   $ 1,799    $  (173)   $  (106)
Mortgage-backed securities             145        273        40        458       (100)      (443)        31       (512)
Investment securities                  (26)       189       (10)       153        (30)        28         (1)        (3)
Other earning assets                    31         56         3         90       (172)       379        (96)       111
                                   -------    -------   -------    -------    -------    -------    -------    -------
Total net change in income
 on interest-earning assets            740      2,817       123      3,680     (2,034)     1,763       (239)      (510)
                                   -------    -------   -------    -------    -------    -------    -------    -------
Interest-bearing liabilities:
 Passbook, NOW and money
   market accounts                     (95)        25        (2)       (72)      (108)      (178)        16       (270)
Certificates of deposit                491        187        22        700       (799)       866       (143)       (76)
FHLB advances and other              1,074      1,497       684      3,255     (1,002)      (338)        60     (1,280)
                                   -------    -------   -------    -------    -------    -------    -------    -------
Total net change in expense
 on interest-bearing liabilities     1,470      1,709       704      3,883     (1,909)       350        (67)    (1,626)
                                   -------    -------   -------    -------    -------    -------    -------    -------
Net increase (decrease) in net
  interest income                  $  (730)   $ 1,108   $  (581)   $  (203)   $  (125)   $ 1,413    $  (172)   $ 1,116
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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance-sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.
The following reflects the Company's NII sensitivity analysis as of March 31, 2002 and 2001 as compared to the 10.00% Board approved policy limit.

March 31, 2002:                                   -200 BP                  Flat                  +200 BP
                                                  -------                  ----                  -------
                                                                   (Dollars in Thousands)
Year 1 NII                                       $ 11,317                $ 11,549               $ 11,851
NII $ Change                                      ( 232)                    --                     302
NII % Change                                      -2.01%                    --                    2.61%


March 31, 2001:                                   -200 BP                  Flat                  +200 BP
                                                  -------                  ----                  -------
                                                                  (Dollars in Thousands)
Year 1 NII                                       $ 10,183                $ 10,278               $ 10,279
NII $ Change                                       (95)                     --                      1
NII % Change                                      -0.92%                    --                    0.01%


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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2002, cash and cash equivalents totaled $24.0 million, or 7.8% of total assets. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. Advances under this credit facility totaled $79.7 million at March 31, 2002. The Company also maintains additional credit with Wells Fargo Bank, available funds totaling $7.0 million. There were no outstanding advances under this facility at March 31, 2002.

         The primary investing activity of the Company is the origination of mortgage loans. During the years ended March 31, 2001 and 2002, the Company originated loans in the amounts of $168.4 million and $234.5 million, respectively. At March 31, 2002, the Company had loan commitments totaling $39.6 million, undisbursed lines of credit totaling $33.9 million, credit card available balances of $3.8 million and undisbursed loans in process totaling $4.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2002 totaled $71.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of March 31, 2002, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and total capital to risk-weighted assets of 8.8%, 12.3%, and 13.5%, respectively. For a detailed discussion of regulatory capital requirements, see "Regulation -- State Regulation and Supervision" and "-- Capital Requirements."

Impact of New Accounting Standards

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 and 138 as of the beginning of the fiscal year 2002. The adoption of SFAS 133 and 138 did not have any initial material impact on its consolidated financial statements.

In June 2001, FASB approved for issuance SFAS 141, "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company's adoption of SFAS 141 did not have a material effect on the Company's financial position or results of operations.

In June 2001, FASB approved for issuance SFAS 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 142 to have any effect on the Company's financial position or results of operations.

In June 2001, FASB approved for issuance SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect SFAS 143 to have a material effect on the Company's financial position or results of operations.

In August 2001, FASB approved for issuance SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 was issued to resolve implementation issues that had been created under SFAS 121. Under SFAS 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position or results of operations.

On April 30, 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS 145 will not have a material impact on the Company's financial position or results of operations.

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

Item 7.  Financial Statements
-----------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
FirstBank NW Corp. and Subsidiaries
Clarkston, Washington

We have audited the accompanying consolidated statements of financial condition of FirstBank NW Corp. and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstBank NW Corp. and Subsidiaries as of March 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


April 18, 2002


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS

                                                             March 31,        March 31,
                                                               2002             2001
                                                           ------------     ------------
Cash and cash equivalents:
     Non-interest bearing cash deposits ...............    $ 10,841,708     $  8,013,411
     Interest bearing deposits ........................       3,318,476        1,166,117
     Federal funds sold ...............................       9,851,718        3,625,320
                                                           ------------     ------------

         Total cash and cash equivalents ..............      24,011,902       12,804,848

Investment securities (Note 1):
     Available-for-sale ...............................      12,523,641       12,568,249
Mortgage-backed securities (Note 1):
     Held-to-maturity .................................       2,140,478        2,335,433
     Available-for-sale ...............................       9,292,604       17,703,893
Loans receivable, net (Notes 2, 8 and 13) .............     238,136,158      219,150,826
Accrued interest receivable (Note 3) ..................       1,913,222        2,301,830
Stock in FHLB, at cost (Note 13) ......................       5,379,875        5,031,875
Premises and equipment, net (Note 4) ..................       5,506,770        5,988,987
Bank owned and cash surrender value of life
    insurance policies (Note 9) .......................       6,849,783        1,744,457
Mortgage servicing rights .............................       1,016,953          866,489
Other assets ..........................................       1,069,058          565,396
                                                           ------------     ------------

Total Assets ..........................................    $307,840,444     $281,062,283
                                                           ============     ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31,        March 31,
                                                                                    2002             2001
                                                                                -------------   -------------
Liabilities:
     Deposits (Note 5) .....................................................    $ 196,122,514   $ 157,797,123
     Advances from borrowers for taxes and insurance .......................        1,395,685       1,400,630
     Advances from FHLB (Note 13) ..........................................       79,722,443      90,917,023
     Deferred income taxes (Note 6) ........................................          185,000         772,000
     Accrued expenses and other liabilities (Note 9) .......................        2,602,118       2,199,164
                                                                                -------------   -------------

         Total liabilities .................................................      280,027,760     253,085,940
                                                                                -------------   -------------

Commitments and contingencies (Notes 9, 10 and 16)

Stockholders' equity (Notes 10, 11 and 15):
   Preferred stock, $.01 par value, 500,000 shares authorized, no shares
    issued or outstanding ..................................................               --              --
   Common stock, $.01 par value, 5,000,000 shares authorized, 1,440,072 and 1,550,633 shares issued, 1,314,304 and 1,400,345 shares
    outstanding ............................................................           14,400          15,506
   Additional paid-in capital ..............................................       10,842,691      12,666,185
   Unearned ESOP shares (Note 10) ..........................................         (969,580)     (1,053,130)
   Deferred compensation (Note 12) .........................................         (393,020)       (629,381)
   Retained earnings, substantially restricted (Notes 7 and 15) ............       18,144,686      16,376,831
   Accumulated other comprehensive income ..................................          173,507         600,332
                                                                                -------------   -------------

         Total stockholders' equity ........................................       27,812,684      27,976,343
                                                                                -------------   -------------

Total Liabilities and Stockholders' Equity .................................    $ 307,840,444   $ 281,062,283
                                                                                =============   =============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year Ended March 31,
                                                                                ----------------------------
                                                                                    2002             2001
                                                                                ------------    ------------
Interest income:
     Loans receivable ......................................................    $ 17,920,163    $ 18,025,403
     Mortgage-backed securities ............................................         927,190       1,439,289
     Investment securities .................................................         610,944         613,730
     Other interest earning assets .........................................         789,264         678,322
                                                                                ------------    ------------
         Total interest income .............................................      20,247,561      20,756,744
                                                                                ------------    ------------
Interest expense:
     Deposits (Note 5) .....................................................       5,663,684       6,008,923
     Advances from FHLB and other borrowings ...............................       4,327,952       5,607,930
                                                                                ------------    ------------
         Total interest expense ............................................       9,991,636      11,616,853
                                                                                ------------    ------------
Net interest income ........................................................      10,255,925       9,139,891
Provision for loan losses (Note 2) .........................................      (1,063,920)       (303,172)
                                                                                ------------    ------------
Net interest income after provision for loan losses ........................       9,192,005       8,836,719
                                                                                ------------    ------------
Non-interest income:
     Gain on sale of loans .................................................       1,781,782         843,274
     Service fees and charges ..............................................       1,914,044       1,620,986
     Commissions and other .................................................         319,081         130,094
                                                                                ------------    ------------
         Total non-interest income .........................................       4,014,907       2,594,354
                                                                                ------------    ------------
Non-interest expenses:
     Compensation and related benefits (Notes 9 and 10) ....................       5,922,109       5,077,370
     Occupancy .............................................................       1,209,182       1,237,018
     Supplies and postage ..................................................         343,885         327,721
     Data processing .......................................................         358,611         335,453
     Professional fees .....................................................         219,010         265,843
     Advertising ...........................................................         287,281         248,326
     Deposit insurance premiums ............................................          30,000          30,000
     Other .................................................................       1,396,098       1,161,624
                                                                                ------------    ------------
         Total non-interest expense ........................................       9,766,176       8,683,355
                                                                                ------------    ------------
Income before income tax expense ...........................................       3,440,736       2,747,718
Income tax expense (Note 6) ................................................       1,064,440         866,104
                                                                                ------------    ------------
Net income .................................................................    $  2,376,296    $  1,881,614
                                                                                ============    ============

     Basic earnings per share..............................................     $       1.76    $       1.34
                                                                                ============    ============
     Diluted earnings per share (Note 12)..................................     $       1.70    $       1.30
                                                                                ============    ============

     Weighted average common shares outstanding - basic ....................       1,351,705       1,404,935
                                                                                ============    ============
     Weighted average common shares outstanding - diluted ..................       1,400,658       1,447,966
                                                                                ============    ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                    Year Ended March 31,
                                                                                ----------------------------
                                                                                    2002             2001
                                                                                ------------    ------------
Net income                                                                      $  2,376,296    $  1,881,614
------------

Other comprehensive income (loss):
   Change in unrealized gains or losses on
      securities available-for-sale ........................................        (703,083)      1,875,499
   Less deferred income tax benefit (provision) ............................         276,258        (727,094)
                                                                                ------------    ------------

Net other comprehensive income (loss) ......................................        (426,825)      1,148,405
                                                                                ------------    ------------

Comprehensive income........................................................    $  1,949,471    $  3,030,019
                                                                                ============    ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                           Common Stock              Additional        Unearned
                                                     ------------------------           Paid-In            ESOP
                                                         Shares      Amount             Capital          Shares
                                                     ------------  ----------      ------------    ------------
Balance, April 1, 2000 .............................    1,616,633  $   16,166      $ 13,439,372    $ (1,219,800)
Purchase and retirement of stock ...................      (66,000)       (660)         (799,590)             --
Amortization of deferred compensation (Note 12)  ...           --          --                --              --
Dividends paid .....................................           --          --                --              --
Change in unrealized gain (loss) on
   securities available-for-sale, net of tax .......           --          --                --              --
ESOP shares released (Note 10) .....................           --          --            26,403         166,670
Net income .........................................           --          --                --              --
                                                     ------------  ----------      ------------    ------------

Balance, March 31, 2001 ............................    1,550,633      15,506        12,666,185      (1,053,130)
Purchase and retirement of stock ...................     (114,761)     (1,148)       (1,936,676)             --
Amortization of deferred compensation (Note 12) ....           --          --                --              --
Dividends paid .....................................           --          --                --              --
Change in unrealized gain (loss) on
   securities available-for-sale, net of tax .......           --          --                --              --
ESOP shares released (Note 10) .....................           --          --            46,822          83,550
Options exercised ..................................        4,200          42            66,360              --
Net income .........................................           --          --                --              --
                                                     ------------  ----------      ------------    ------------

Balance, March 31, 2002 ............................    1,440,072  $   14,400      $ 10,842,691    $   (969,580)
                                                     ============  ==========      ============    ============

                                                                                         Accumulated
                                                                            Retained           Other
                                                                           Earnings,   Comprehensive           Total
                                                            Deferred   Substantially          Income   Stockholders'
                                                        Compensation      Restricted          (Loss)          Equity
                                                        ------------    ------------    ------------    ------------
Balance, April 1, 2000 .............................    $   (865,742)   $ 15,044,540    $   (548,073)   $ 25,866,463
Purchase and retirement of stock ...................              --              --              --        (800,250)
Amortization of deferred compensation (Note 12)  ...         236,361              --              --         236,361
Dividends paid .....................................              --        (549,323)             --        (549,323)
Change in unrealized gain (loss) on
   securities available-for-sale, net of tax .......              --              --       1,148,405       1,148,405
ESOP shares released (Note 10) .....................              --              --              --         193,073
Net income .........................................              --       1,881,614              --       1,881,614
                                                        ------------    ------------    ------------    ------------

Balance, March 31, 2001 ............................        (629,381)     16,376,831         600,332      27,976,343
Purchase and retirement of stock ...................              --              --              --      (1,937,824)
Amortization of deferred compensation (Note 12) ....         236,361              --              --         236,361
Dividends paid .....................................              --        (608,441)             --        (608,441)
Change in unrealized gain (loss) on
   securities available-for-sale, net of tax .......              --              --        (426,825)       (426,825)
ESOP shares released (Note 10) .....................              --              --              --         130,372
Options exercised ..................................              --              --              --          66,402
Net income .........................................              --       2,376,296              --       2,376,296
                                                        ------------    ------------    ------------    ------------

Balance, March 31, 2002 ............................    $   (393,020)   $ 18,144,686    $    173,507    $ 27,812,684
                                                        ============    ============    ============    ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                     Year Ended March 31,
                                                                                -----------------------------
                                                                                    2002             2001
                                                                                -------------   -------------
Cash flows from operating activities:
   Net income ..............................................................    $   2,376,296   $   1,881,614
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .........................................          673,733         704,015
     Provision for loan losses .............................................        1,063,920         303,172
     Gain on sale of loans .................................................       (1,781,782)       (843,274)
     Other gains, net ......................................................         (195,155)        (16,602)
     Deferred income taxes .................................................         (310,742)         (7,906)
     FHLB stock dividends ..................................................         (348,000)       (292,300)
     Deferred compensation expense .........................................          370,981         311,876
     ESOP compensation expense .............................................          130,372         193,073
   Changes in assets and liabilities:
     Accrued interest receivable and other assets ..........................           38,861        (348,687)
     Income taxes receivable (payable) .....................................           81,549          24,124
     Accrued expenses and other liabilities ................................          268,334         984,431
                                                                                -------------   -------------

Net cash provided by operating activities ..................................        2,368,367       2,893,536
                                                                                -------------   -------------
Cash flows from investing activities:
   Proceeds from maturities of mortgage-backed securities
     available-for-sale ....................................................        2,940,792       2,021,620
   Proceeds from sale of mortgage-backed securities
     available-for-sale ....................................................        5,271,715              --
   Purchases of investment securities available-for-sale ...................       (1,382,393)       (335,000)
   Proceeds from sale of investment securities
     available-for-sale ....................................................        1,119,268              --
   Decrease in loans receivable from loans sold ............................       92,943,745      82,782,777
   Other net change in loans receivable ....................................     (111,773,671)   (114,049,524)
   Purchases of premises and equipment .....................................         (187,394)       (466,127)
   Net increase in bank owned and cash surrender value of life insurance
                                                                                     (185,287)        (80,786)
   Purchase of bank owned life insurance ...................................       (4,920,039)             --
   Proceeds from disposition of assets .....................................          177,681         263,831
   Purchases of FHLB stock .................................................               --        (774,400)
   Proceeds from maturities of mortgage-backed securities
     held-to-maturity ......................................................          188,267         142,720
                                                                                -------------   -------------

Net cash used in investing activities ......................................      (15,807,316)    (30,494,889)
                                                                                -------------   -------------

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                -----------------------------
                                                                                     Year Ended March 31,
                                                                                -----------------------------
                                                                                    2002             2001
                                                                                -------------   -------------
Cash flows from financing activities:
   Net increase in deposits ................................................       38,325,391      12,890,175
   Net increase (decrease) in advances from borrowers for taxes and
     insurance .............................................................           (4,945)         30,742
   Advances from FHLB and other borrowers ..................................      134,605,500     975,908,596
   Repayments on advances from FHLB and other borrowers ....................     (145,800,080)   (959,569,679)
   Purchase of stock .......................................................       (1,937,824)       (800,250)
   Cash dividends paid on common stock .....................................         (608,441)       (549,323)
   Proceeds from stock option purchases ....................................           66,402              --
                                                                                -------------   -------------

Net cash provided by financing activities ..................................       24,646,003      27,910,261
                                                                                -------------   -------------

Net increase in cash and cash equivalents ..................................       11,207,054         308,908

Cash and cash equivalents, beginning of year ...............................       12,804,848      12,495,940
                                                                                -------------   -------------

Cash and cash equivalents, end of year .....................................    $  24,011,902   $  12,804,848
                                                                                =============   =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ..............................................................    $   9,729,529   $  11,422,564
     Income taxes ..........................................................    $   1,294,530   $     849,143

   Non-cash investing and financing activities:
     Unrealized gain (loss) on securities available-for-sale, net of tax ...    $    (426,825)  $   1,148,405
     Loan receivable charged to allowance for loan losses ..................    $     266,654   $     149,393
     Transfer from loans receivable to real estate acquired through
       foreclosure .........................................................    $     562,456   $     320,182


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

Organization and Principles of Consolidation

FirstBank NW Corp. (the Holding Company) is a Delaware Corporation organized on March 12, 1997 to acquire all of the capital stock of FirstBank Northwest (the
Bank) as part of its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the Conversion) and to complete an initial public offering of Holding Company common stock. The Holding Company is the parent company of the Bank and of Tri Star Financial Corporation (Tri Star), which are collectively referred to as the Company and constitute these consolidated financial statements. On January 30, 1998, the Bank converted to a Washington Chartered savings bank. All significant intercompany transactions and balances are eliminated in consolidation.

Nature of Business and Concentration of Credit Risk

The Holding Company's principal business consists of the operations of the Bank and Tri Star which operate in one business segment. The Bank's operations consist of attracting deposits from the general public through a variety of deposit products and investing these, together with funds from on-going operations, in the origination of residential mortgage and commercial loans and, to a lesser extent, construction, agricultural, consumer and other loans. The Bank primarily originates residential loans to customers located in Central and North Idaho and Southeast Washington.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material ___ estimates that are susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the calculation of the deferred tax assets and liabilities.

Cash and Cash Equivalents

Cash equivalents are any highly liquid debt instrument with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. FirstBank evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Investments and Mortgage-Backed Securities

The Company accounts for securities according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, available-for-sale or trading.

Held-to-Maturity - Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. The Company has the ability and

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

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

Loans Receivable

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and discounts. Deferred loan origination fees and discounts are amortized over the contractual life of the loan using the level-yield method.

The allowance for loan losses is established based on management's evaluation of probable losses in its loan portfolio. An allowance for loss on specific impaired loans for which collectibility may not be reasonably assured is established based upon, among other factors, the estimated fair market values of the underlying collateral and estimated holding and selling costs.

The Company accounts for loan impairment according to the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amended SFAS 114. These statements define the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan is required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, SFAS 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

The Company applies the recognition criteria of SFAS 114 to impaired multi-family residential, commercial real estate, agriculture and restructured loans. Smaller balance, homogeneous loans, including one-to-four family residential loans and consumer loans, are collectively evaluated for impairment. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. Interest accruals on loans that are more than ninety days delinquent are suspended. Suspended interest ultimately collected is credited to interest income in the period of recovery.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Expenditures for new properties and equipment and major renewals or betterments are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the respective property or equipment accounts and the resulting gains or losses are reflected in operations.

Income Taxes

The Company accounts for income taxes according to the provisions of SFAS 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under SFAS 109, deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rate expected to apply to the taxable income of the period in which the deferred tax liability or asset is expected to be settled or realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

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

Mortgage Servicing Rights

The Company accounts for mortgage servicing rights according to the provisions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which applies to transactions involving sales or securitizations of financial assets, such as mortgage loans, and the liquidation of financial liabilities. In October 2000, the Financial Accounting Standards Board (FASB) issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaced SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

extinguishment of liabilities occurring after March 31, 2001. Other than the disclosure requirements, there was no effect on the consolidated financial statements or on the manner in which the mortgage servicing rights are accounted for from the implementation of SFAS 140.

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

Stock Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings Per Share

The Company reports earnings per shares (EPS) in accordance with SFAS 128, "Earnings per Share." SFAS 128 establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS 128 also requires presentation of EPS assuming dilution (diluted EPS). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. ESOP shares which are unallocated and not yet committed to be released are excluded from the weighted average shares outstanding calculation. See Note 12.

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income." SFAS 130 established disclosure standards for reporting comprehensive income in a full set of general-purpose financial statements. Comprehensive

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles in the United States of America bypass reported net income.

Reclassifications

Certain amounts in the notes to the 2001 consolidated financial statements have been reclassified to conform to the presentation in the 2002 consolidated financial statements. These reclassifications did not effect the basic financial statements.

New Accounting Pronouncements

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Bank adopted SFAS 133 and 138 as of the beginning of the fiscal year 2002. The adoption of SFAS 133 and 138 did not have any initial material impact on its consolidated financial statements.

In June 2001, FASB approved for issuance SFAS 141, "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Bank's adoption of SFAS 141 did not have a material effect on the Company's financial position or results of operations.

In June 2001, FASB approved for issuance SFAS 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Holding Company does not expect the adoption of SFAS 142 to have any effect on the Bank's financial position or results of operations.

In June 2001, FASB approved for issuance SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Bank does not expect SFAS 143 to have a material effect on the Bank's financial position or results of operations.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

In August 2001, FASB approved for issuance SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 was issued to resolve implementation issues that had been created under SFAS 121. Under SFAS 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Bank does not expect SFAS 144 to have a material effect on the Bank's financial position or results of operations.

On April 30, 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS 145 will not have a material impact on the Bank's financial position or results of operations.


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                        March 31, 2002
                                                      --------------------------------------------------
                                                                      Gross        Gross
                                                       Amortized    Unrealized   Unrealized     Fair
                                                          Cost        Gains        Losses       Value
                                                      -----------  -----------  -----------  -----------
     Securities Available-for-Sale
       U.S. Government and federal agency ........    $12,496,149  $   192,546  $  (165,054) $12,523,641
       Mortgage-backed ...........................      9,034,491      261,162       (3,049)   9,292,604
                                                      -----------  -----------  -----------  -----------
       Total securities available-for-sale .......    $21,530,640  $   453,708  $  (168,103) $21,816,245
                                                      ===========  ===========  ===========  ===========

     Securities Held-to-Maturity
       U.S. Government and federal agency ........    $ 1,432,279  $    50,130  $        --  $ 1,482,409
       Mortgage-backed ...........................        708,199        4,337      (20,662)     691,874
                                                      -----------  -----------  -----------  -----------
       Total securities held-to-maturity .........    $ 2,140,478  $    54,467  $   (20,662) $ 2,174,283
                                                      ===========  ===========  ===========  ===========

                                                                        March 31, 2001
                                                      --------------------------------------------------
                                                                      Gross        Gross
                                                       Amortized    Unrealized   Unrealized     Fair
                                                          Cost        Gains        Losses       Value
                                                      -----------  -----------  -----------  -----------

     Securities Available-for-Sale
       U.S. Government and federal agency ........    $12,213,821  $   375,093  $   (20,665) $12,568,249
       Mortgage-backed ...........................     17,069,632      656,649      (22,388)  17,703,893
                                                      -----------  -----------  -----------  -----------
       Total securities available-for-sale .......    $29,283,453  $ 1,031,742  $   (43,053) $30,272,142
                                                      ===========  ===========  ===========  ===========

     Securities Held-to-Maturity
       U.S. Government and federal agency ........    $ 1,449,434  $     1,705  $        --  $ 1,451,139
       Mortgage-backed ...........................        885,999        3,308      (30,187)     859,120
                                                      -----------  -----------  -----------  -----------
       Total securities held-to-maturity .........    $ 2,335,433  $     5,013  $   (30,187) $ 2,310,259
                                                      ===========  ===========  ===========  ===========



                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of U.S. Government, federal agency and mortgage-backed securities by contractual maturity at March 31, 2002, are as follows:

                                                    Available-for-Sale            Held-to-Maturity
                                                 -------------------------   -------------------------
                                                  Amortized       Fair        Amortized       Fair
                                                    Cost          Value         Cost          Value
                                                 -----------   -----------   -----------   -----------
    After 5 years through 10 years .........     $   513,864   $   523,491   $        --   $        --
    Over 10 years ..........................      11,982,285    12,000,150     1,432,279     1,482,409
                                                 -----------   -----------   -----------   -----------

                                                  12,496,149    12,523,641     1,432,279     1,482,409

    Mortgage-backed securities .............       9,034,491     9,292,604       708,199       691,874
                                                 -----------   -----------   -----------   -----------

                                                 $21,530,640   $21,816,245   $ 2,140,478   $ 2,174,283
                                                 ===========   ===========   ===========   ===========

For the years ended March 31, 2002 and 2001, proceeds from sales of securities available for sale amounted to approximately $6,391,000 and $0, respectively. Gross realized gains amounted to approximately $194,000 and $0, respectively. The tax provision applicable to these net realized gains amounted to approximately $66,000 and $0, respectively.

2.       Loans Receivable

Loans receivable at March 31 consists of the following:

                                                           2002          2001
                                                      ------------   ------------
         Real estate loans:
            Residential .........................     $ 66,420,336   $ 74,892,160
            Commercial ..........................       52,495,723     37,968,941
            Agricultural ........................       16,263,924     15,383,011
            Construction ........................        9,869,760      8,028,182

         Other loans:
            Commercial (non-real estate) ........       55,568,478     41,788,884
            Other consumer ......................        7,924,176      8,255,142
            Home equity .........................       24,831,875     27,322,297
            Agricultural operating ..............       12,288,953     10,938,342
                                                      ------------   ------------

         Total loans receivable                        245,663,225    224,576,959
         ----------------------------------------
         Less:
            Loans in process ....................        4,272,302      3,248,216
            Unearned loan fees and discounts ....          692,008        419,654
            Allowance for loan losses ...........        2,562,757      1,758,263
                                                      ------------   ------------

            Loans receivable, net ...............     $238,136,158   $219,150,826
                                                      ============   ============


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total loans receivable consist of approximately $89,853,000 and $99,270,000 in one-to-four family residential real estate loans at March 31, 2002 and 2001, respectively. Loans held for sale carried at lower of aggregate cost or market value were $3,740,000 and $2,466,000 at March 31, 2002 and 2001, respectively.

At March 31, 2002, the contractual principal payments due on outstanding loans receivable are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

                                                                                  Amount
                                                                               ------------
         2003 ............................................................     $ 47,647,181
         2004 ............................................................       15,989,411
         2005 ............................................................        8,419,930
         2006 ............................................................        5,207,425
         2007 ............................................................       12,086,132
         Thereafter ......................................................      156,313,146
                                                                               ------------

                                                                               $245,663,225
                                                                               ============

The following summarizes the changes in the allowance for loan losses at March
31:

                                                                   2002            2001
                                                                -----------    -----------
         Allowance for loan losses, beginning of year .....     $ 1,758,263    $ 1,604,484
         Provision for loan losses ........................       1,063,920        303,172
         Charge-offs, net .................................        (259,426)      (149,393)
                                                                -----------    -----------

         Allowance for loan losses, end of year ...........     $ 2,562,757    $ 1,758,263
                                                                ===========    ===========


As of March 31, 2002 and 2001, loans on a nonaccrual status totaled approximately $591,000 and $1,443,000, respectively. The effect of not recognizing interest income on nonaccrual loans in accordance with the original terms totaled approximately $38,000 during 2002 and $59,000 during 2001. The following information at March 31 relates to the Bank's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans:

                                                                    2002            2001
                                                                ------------   ------------
         Impaired loans with a specific allowance .........     $     76,237   $     26,222

         Impaired loans with no specific allowance ........          980,510      2,440,446
                                                                ------------   ------------

         Total impaired loans .............................     $  1,056,747   $  2,466,668
                                                                ============   ============

         Total allowance related to impaired loans ........     $     91,564   $    189,397

         Average aggregate balance of impaired loans for
              the year ....................................     $  1,335,305   $  2,115,858

         Interest income recognized on impaired loans .....     $     73,571   $     11,087

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding commitments of the Bank to originate loans as of March 31, 2002 were as follows:

                                                         Fixed         Variable
                                                         Rate            Rate         Total
                                                      ------------   -----------   -----------

         First mortgage loans....................     $ 19,534,394   $   374,800   $19,909,194
         Other loans ............................        1,729,600    17,916,800    19,646,400
                                                      ------------   -----------   -----------

         Outstanding loan commitments............     $ 21,263,994   $18,291,600   $39,555,594
                                                      ============   ===========   ===========

Interest rates on fixed rate loan commitments range from 5.25% to 8.50% and are committed through June 23, 2002. Fees received in connection with these outstanding loan commitments are deferred and will be recognized in income over the life of the related loan after funding of the loan. In addition, the Bank had commitments to fund outstanding credit lines of approximately $33,878,000 and commitments to fund credit card lines of approximately $3,840,000 at March 31, 2002. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

The Bank remains contingently liable for $250,416 of loans sold with recourse as of March 31, 2002. Loans serviced for others (including contract collections) are not included in the consolidated statements of financial condition. The unpaid principal balances of these loans at March 31 are as follows:

                                                                        2002          2001
                                                                    ------------  ------------
         Loan portfolios serviced for:
             FNMA ..............................................    $ 19,831,161  $ 26,987,840
             FHLMC .............................................     111,983,887   105,147,907
             Others ............................................       6,424,985     6,047,358
                                                                    ------------  ------------

                                                                    $138,240,033  $138,183,105
                                                                    ============  ============

3.   Accrued Interest Receivable

Accrued interest receivable at March 31 consists of the following:

                                                                        2002          2001
                                                                    -----------   -----------
         Investment securities .................................    $   142,869   $   149,031
         Mortgage-backed securities ............................         73,480       141,859
         Loans receivable ......................................      1,696,873     2,010,940
                                                                    -----------   -----------

         Accrued interest receivable ...........................    $ 1,913,222   $ 2,301,830
                                                                    ===========   ===========



                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Premises and Equipment

Premises and equipment at March 31 consists of the following:

                                                                        2002           2001
                                                                    ------------  ------------
         Land, buildings and building improvements .............    $  5,665,838  $  5,632,627
         Furniture, fixtures and equipment .....................       4,853,422     4,820,341
         Construction in progress ..............................          65,784        82,552
                                                                    ------------  ------------

                                                                      10,585,044    10,535,520
         Accumulated depreciation ..............................      (5,078,274)   (4,546,533)
                                                                    ------------  ------------

         Premises and equipment, net ...........................    $  5,506,770  $  5,988,987
                                                                    ============  ============


5.   Deposits

Deposits and the related weighted average interest rates at March 31 consist of the following:

                                                                        2002          2001
                                                                    ------------  ------------
         Deposit accounts:
             NOW accounts (0.27% and 0.34%) ....................    $  9,446,173  $ 40,501,830
             Passbook accounts (0.50% and 1.99%) ...............      13,919,906    12,348,892
             Money market accounts
               (1.57% and 3.69%) ...............................      21,068,571    15,033,027
                                                                    ------------  ------------

                                                                      84,434,650    67,883,749
                                                                    ------------  ------------

         Certificates of deposit:
             0.00% to 1.99% ....................................      24,977,839        12,635
             2.00% to 2.99% ....................................      13,792,497        77,264
             3.00% to 3.99% ....................................       3,273,940     7,375,176
             4.00% to 4.99% ....................................      32,634,440     5,295,080
             5.00% to 5.99% ....................................      26,239,456    38,581,121
             6.00% to 6.99% ....................................      10,192,630    37,873,874
             7.00% to 7.99% ....................................         531,984       662,753
             8.00% to 8.99% ....................................          45,078        35,471
                                                                    ------------  ------------

                                                                     111,687,864    89,913,374
                                                                    ------------  ------------

                                                                    $196,122,514  $157,797,123
                                                                    ============  ============

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of certificates of deposit at March 31, 2002 are as follows:

       Year ending March 31,                                           Amount
                                                                    ------------

         2003 ..................................................    $ 71,084,249
         2004 ..................................................      16,491,189
         2005 ..................................................       7,438,821
         2006 ..................................................       2,221,448
         2007 ..................................................      14,172,020
         Thereafter ............................................         280,137
                                                                    ------------

         Total .................................................    $111,687,864
                                                                    ============

Interest expense on deposits consists of the following:

                                                        Year ended March 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------

         NOW and money market ...................    $    706,420   $    918,133
         Passbook savings .......................         210,232        268,269
         Certificates of deposit ................       4,747,032      4,822,521
                                                     ------------   ------------

         Interest expense .......................    $  5,663,684   $  6,008,923
                                                     ============   ============

Certificates of deposit of $100,000 or more totaled approximately $44,160,000 and $20,874,000 at March 31, 2002 and 2001, respectively. Deposit balances in excess of $100,000 totaled approximately $73,046,000 and $21,461,000 at March 31, 2002 and 2001, respectively, are not insured by the Federal Deposit Insurance Corporation (FDIC).

6.   Income Taxes

The components of income tax expense are summarized as follows:

                                                         Year ended March 31,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------

         Current ................................    $  1,375,182  $    874,010
         Deferred ...............................        (310,742)       (7,906)
                                                     ------------  ------------

         Income tax expense .....................    $  1,064,440  $    866,104
                                                     ============  ============

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities and assets at March 31 consist of the following:

                                                         2002           2001
                                                     -----------    -----------

         Deferred tax liabilities:
             FHLB stock dividends ...............    $  (746,000)   $  (610,000)
             Loan loss reserves .................        (80,000)       121,000)
             Mortgage servicing rights ..........       (397,000)      (338,000)
             Depreciation .......................       (335,000)      (292,000)
             Unrealized gain on securities ......       (112,000)      (386,000)
             Other ..............................        (22,000)      (143,000)
                                                     -----------    -----------

         Total deferred tax liabilities .........     (1,692,000)    (1,890,000)
                                                     -----------    -----------

         Deferred tax assets:
             Unearned loan fees .................         21,000         27,000
             Allowance for loan losses ..........      1,235,000        820,000
             Deferred compensation ..............        198,000        243,000
             Other ..............................         53,000         28,000
                                                     -----------    -----------

         Total deferred tax assets ..............      1,507,000      1,118,000
                                                     -----------    -----------

         Net deferred income tax liability ......    $  (185,000)   $  (772,000)
                                                     ===========    ===========

A reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                                               2002                         2001
                                                      ------------------------    ------------------------
                                                         Amount       Percent       Amount       Percent
                                                      -----------    ---------    -----------   ----------
         Income tax expense at statutory rates ..     $ 1,169,850        34.0%    $   934,224        34.0%
         Increase (decrease) resulting from:
            Permanent differences ...............        (269,897)       (7.8)       (328,482)      (12.0)
             State income taxes, net of
              federal benefit ...................         182,029         5.2         140,133         5.1
            Other, net ..........................         (17,542)       (0.5)        120,229         4.4
                                                      -----------     -------     -----------     -------

                                                      $ 1,064,440        30.9%    $   866,104        31.5%
                                                      ===========     =======     ===========     =======


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 4, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the table below
(dollars in thousands):

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                               For Capital         Prompt Corrective
                                                           Actual            Adequacy Purposes     Action Provisions
                                                      ------------------    ------------------    -------------------
                                                      Amount      Ratio     Amount      Ratio     Amount       Ratio
                                                      -------    -------    -------    -------    -------     -------
As of March 31, 2002
  Tier 1 Capital (to average assets) .............    $26,360        8.8%   $11,994        4.0%   $14,992        5.0%

  Tier 1 Capital (to risk-weighted assets) .......    $26,360       12.3%   $ 8,589        4.0%   $12,884        6.0%

  Total Capital (to risk-weighted assets) ........    $28,923       13.5%   $17,178        8.0%   $21,473       10.0%

As of March 31, 2001
  Tier 1 Capital (to average assets) .............    $25,582        9.2%   $11,147        4.0%   $13,933        5.0%

  Tier 1 Capital (to risk-weighted assets) .......    $25,582       13.5%   $ 7,567        4.0%   $11,351        6.0%

  Total Capital (to risk-weighted assets) ........    $27,340       14.5%   $15,134        8.0%   $18,918       10.0%

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Related Party Transactions

The following schedule summarizes the activity in loans to directors and officers at March 31:

                                                         2002          2001
                                                     -----------   -----------
         Balance, beginning of year .............    $ 1,277,130   $   687,420
             Additions ..........................      1,178,029       637,998
             Repayments and sales proceeds ......       (843,959)      (48,288)
                                                     -----------   -----------

         Balance, end of year ...................    $ 1,611,200   $ 1,277,130
                                                     ===========   ===========

9.  Employee Benefit Plans

During 1995, the Bank established a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (Code), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan was amended during 1998, whereby contributions by the Bank are discretionary. Approximately $113,000 and $15,000 were contributed by the Company to the plan for the years ended March 31, 2002 and 2001, respectively.

The Company has entered into a salary continuation agreement with certain employees. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $143,500 for life on the insured and a guarantee period ranging from fifteen to twenty years for the beneficiaries. Participants vest ratably each plan year until retirement, termination, death or disability. The Company is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were approximately $134,000 and $75,000 for the years ended March 31, 2002 and 2001, respectively. At March 31, 2002, an obligation of $493,765 and cash value of life insurance of $1,817,302 were recorded. At March 31, 2001, an obligation of $359,414 and cash value of life insurance of $1,744,457 were recorded. During the year ended March 31, 2002, the Bank purchased certain additional policies on various members of management and of the Board of Directors. Total purchases of this bank owned life insurance was approximately $4,920,000. Net earnings on all of the life insurance contracts were approximately $185,000 and $80,000 for the years ended March 31, 2002 and 2001, respectively.

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

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Employee Stock Ownership Plan

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

The cost of shares acquired by the ESOP is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation in the year of allocation. Participants generally become 100% vested in their ESOP account after five years of credited service or if their service was terminated due to death, permanent disability or a change in control. Prior to the completion of four years of credited service, a participant who terminates employment for reasons other than death, disability, or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. ESOP compensation expense was approximately $130,000 and $193,000 for the years ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Company has allocated or committed to be released to the ESOP 62,832 earned shares and has 95,868 unearned, restricted shares remaining to be released. The market value of unearned, restricted shares held by the ESOP trust was approximately $1,720,000 at March 31, 2002.

11.  Stock Award Plans

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

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option transactions for the above described plan is summarized as follows:

                                                             Weighted
                                                             Average    Exercise
                                                 Number      Exercise    Price
                                                Of Shares     Price    Per Share
                                                ---------   ---------  ---------

         Balance, April 1, 2000 ............      159,200   $   15.81  $   15.81
             Options canceled/expired ......       (3,050)      15.81      15.81
                                                 --------

         Balance, March 31, 2001 ...........      156,150       15.81      15.81
             Options granted ...............        7,000       15.82      15.82
             Options exercised .............       (4,200)      15.81      15.81
             Options canceled/expired ......       (7,750)      15.81      15.81
                                                 --------

         Balance, March 31, 2002 ...........      151,200   $   15.81  $   15.81
                                                  =======   =========  =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the fiscal 2002 grant:

                                                                          2002
                                                                        --------
         Dividend yield...............................................        8%
         Expected volatility..........................................       25%
         Risk free interest rates ....................................        5%
         Expected option lives .......................................   7 years


The following table presents information about the options as of March 31, 2002:

                              Total Outstanding                  Exercisable
                      ------------------------------------  --------------------
                                    Weighted     Weighted               Weighted
          Range of                  Average      Average                Average
          Exercise      Number      Exercise    Remaining     Number    Exercise
           Price      of Shares      Price     Life (Years) of Shares    Price
         ----------   ---------   -----------  -----------  ---------  ---------

         $    15.81     144,200   $     15.81      6.8       84,840    $   15.81
         $    15.82       7,000         15.82      9.2           --           --
                       --------   -----------  -------    ---------    ---------

                        151,200   $     15.81      6.9       84,840    $   15.81
                       ========   ===========  =======    =========    =========

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value at the date of grant for options granted to employees in 2002 was $1.80 per option. If compensation cost had been measured under the accounting provisions of SFAS No. 123, the Company's net income and income per share for the years ended March 31, 2002 and 2001 would have been adjusted to the pro forma amounts indicated below:

                                                                   Year Ended March 31,
                                                              ------------------------------
                                                                  2002              2001
                                                              -------------    -------------
         Net income:
            As reported ...................................   $   2,376,296    $   1,881,614
            Pro forma .....................................   $   2,342,559    $   1,847,870

         Basic earnings per share:
            As reported ...................................   $        1.76    $        1.34
            Pro forma .....................................   $        1.73    $        1.31

         Diluted earnings per share:
            As reported ...................................   $        1.70    $        1.30
            Pro forma .....................................   $        1.67    $        1.27

Restricted Stock

During fiscal 1999, the shareholders of the Company approved the Management Recognition and Development Plan (MRDP). Under the MRDP, the Company is authorized to grant up to 79,350 shares of restricted stock to employees, officers and directors of the Company. During fiscal 1999, 79,350 shares of restricted stock was awarded to the deferred compensation plan. The fair market value at the date of award was $15.81 per share. These awards vest ratably over a five-year period. Deferred compensation resulting from these awards is amortized as a charge to expense over the five-year period; expense recognized by the Company was $236,361 for both of the years ending March 31, 2002 and 2001. The balance of deferred compensation is shown as a reduction of stockholders' equity.


12.  Earnings Per Share

Information used to calculate earnings per share was as follows:

                                                                    Year Ended March 31,
                                                              ------------------------------
                                                                  2002              2001
                                                              -------------    -------------
         Net income .....................................     $   2,376,296    $   1,881,614
                                                              =============    =============

         Basic weighted average number of common shares
            outstanding .................................         1,351,705        1,404,935
         Dilutive effect of potential common shares .....            49,727           43,031
                                                              -------------    -------------
         Diluted weighted average number of common shares
            outstanding .................................         1,401,432        1,447,966
                                                              =============    =============

         Net income per common share
            Basic .......................................     $        1.76    $        1.34
            Diluted .....................................     $        1.70    $        1.30


During the year ended March 31, 2002 and 2001, stock options to purchase approximately 151,200 and 157,300 shares with a weighted average exercise price of $15.81 per share were outstanding, but not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock through-out the year.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Advances from FHLB

Advances from FHLB had weighted average interest rates at March 31, 2002 and 2001 of 4.91% and 5.57%, respectively. Maturity dates of advances at March 31 were as follows:

                                                     2002           2001
                                                 -----------    -----------
         Advances from FHLB due:
             Less than 1 year .........          $14,090,000    $48,372,055
             1 to 2 years .............           11,551,600      2,500,000
             2 to 3 years .............           12,572,900      6,521,000
             3 to 4 years .............           16,111,000      5,269,000
             4 to 5 years .............           11,947,204      9,660,000
             More than 5 years ........           13,449,739     18,594,968
                                                 -----------    -----------

                                                  79,722,443    $90,917,023
                                                 ===========    ===========

Pursuant to collateral requirements of the FHLB, advances are secured by stock in FHLB and qualifying first mortgage loans. During 2001, the Company from time to time made certain short-term borrowings from other governmental lending entities. All such borrowings were repaid as of March 31, 2001.

14.  Fair Values of Financial Instruments

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


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        March 31, 2002                 March 31, 2001
                                                 ---------------------------   ---------------------------
                                                   Carrying       Estimated      Carrying       Estimated
                                                    Amount        Fair Value      Amount        Fair Value
                                                 ------------     ----------   ------------     ----------
         Financial assets:
           Cash and cash equivalents .......     $ 24,011,902     24,011,902   $ 12,804,848     12,804,848
           Investment securities:
            Available-for-sale .............       12,523,641     12,523,641     12,568,249     12,568,249
           Mortgage-backed securities:
            Held-to-maturity ...............        2,140,478      2,174,283      2,335,433      2,310,259
            Available-for-sale .............        9,292,502      9,292,502     17,703,893     17,703,893
           Loans receivable ................      238,136,158    238,724,000    219,150,826    219,691,909
           Stock in FHLB ...................        5,379,875      5,379,875      5,031,875      5,031,875
           Cash surrender value of life
            insurance policies .............        6,849,783      6,849,783      1,744,457      1,744,457

         Financial liabilities:
           Deposits ........................      196,122,514    196,495,000    157,797,133    158,096,939
           Advances from FHLB ..............       79,722,443     83,313,235     90,917,023     92,005,884


The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents - The carrying amount of these items is a reasonable estimate of their fair value.

Investment securities and mortgage-backed securities available-for-sale and held-to-maturity - The fair value of investment securities is based on quoted market prices or dealer estimates. Estimated fair value for mortgage-backed securities issued by quasi-governmental agencies is based on quoted market prices. The fair value of all other mortgage-backed securities is based on dealer estimates.

Loans receivable - For certain homogeneous categories of loans, such as fixed and variable rate residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loan types is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

Cash surrender value of bank owned and other life insurance policies - The carrying amount of these policies approximate their fair value.

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

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15.  Liquidation Account

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

16.  Commitments and Contingencies

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

The Company also maintains additional credit facilities with Wells Fargo Bank, available funds totaling $7.0 million and the Federal Reserve Bank of San Francisco with available funds totaling $16.0 million. There were no outstanding advances under these facilities at either March 31, 2002 or 2001.

                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company rents branch and office space under various operating leases. Total rent expense recognized during the years ended March 31, 2002 and 2001 was $120,379 and $117,104, respectively. Future minimum rental payments under the operating lease agreements are:

     Year ending March 31,                                   Amount
                                                           ----------

         2003 ........................................     $  151,846
         2004 ........................................         92,709
         2005 ........................................         87,570
         2006 ........................................         40,752
                                                           ----------

         Total .......................................     $  372,877
                                                           ==========


The Company subleases portions of its branch facilities under non-cancelable operating lease agreements. Total sublease income recognized during the years ended March 31, 2002 and 2001 was $95,450 and $89,721, respectively. Future minimum rental payments due to the Company under subleases are as follows:

     Year ending March 31,                                   Amount
                                                           ----------

         2003 ........................................     $   98,928
         2004 ........................................         98,928
         2005 ........................................         98,928
         2006 ........................................         98,928
         2007 ........................................         65,952
                                                           ----------

         Total .......................................     $  461,664
                                                           ==========


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Parent Company Financial Information

                               FirstBank NW Corp.
                        Statements of Financial Condition

                                                              March 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Assets

Cash and cash equivalents .......................   $    111,926   $     54,389
Loan receivable from ESOP .......................        970,511      1,020,679
Investment in subsidiaries ......................     26,613,992     26,181,842
Certificates of deposit .........................             --        712,429
Other assets ....................................        118,360         48,118
                                                    ------------   ------------

Total assets ....................................   $ 27,814,789   $ 28,017,457
                                                    ============   ============

Liabilities and Stockholders' Equity

Liabilities .....................................   $      2,105   $     41,114
Stockholders' equity ............................     27,812,684     27,976,343
                                                    ------------   ------------

Total liabilities and stockholders' equity ......   $ 27,814,789   $ 28,017,457
                                                    ============   ============


                               FirstBank NW Corp.
                              Statements of Income

                                                        Year ended March 31,
                                                    ---------------------------
                                                        2002            2001
                                                    ------------   ------------
Interest income:
  Certificates and time deposits ................   $      5,355   $     34,312
  Loans receivable ..............................             --         11,344
  ESOP loan .....................................         83,209         96,095
  Cash and cash equivalents .....................          3,730          4,106

Other income:
  Equity in undistributed income of subsidiaries,
    net of taxes ................................      2,595,418      1,955,996
                                                    ------------   ------------

                                                       2,687,712      2,101,853
Other expense:
  Compensation, payroll taxes and fringe benefits         72,652        106,644
  Other expense .................................        176,967        161,713
                                                    ------------   ------------

Income before income tax expense (benefit) ......      2,438,093      1,833,496

Income tax expense (benefit) ....................         61,797        (48,118)
                                                    ------------   ------------

Net income ......................................   $  2,376,296   $  1,881,614
                                                    ============   ============


                       FIRSTBANK NW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FirstBank NW Corp.
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                               Year ended March 31,
                                                           --------------------------
                                                               2002           2001
                                                           -----------    -----------
Cash flows from operating activities:
   Net income .........................................    $ 2,376,296    $ 1,881,614
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Equity in undistributed earnings of
        subsidiaries, net of taxes ....................     (2,595,418)    (1,955,996)
      (Increase) decrease in other assets .............        309,336        (83,751)
      Increase (decrease) in liabilities ..............        (39,009)       (17,644)
                                                           -----------    -----------

Net cash provided by (used in) operating activities ...         51,205       (175,777)
                                                           -----------    -----------

Cash flows from investing activities:
   Maturities of certificates of deposit ..............        712,429        105,220
   Dividends received from subsidiaries ...............      1,790,000        460,000
   Principal repayments on loan to the Bank ...........             --        500,000
   Principal repayments on ESOP loan ..................         50,168        162,273
                                                           -----------    -----------

Net cash provided by investing activities .............      2,552,597      1,227,493
                                                           -----------    -----------

Cash flows from financing activities:
   Purchase of stock ..................................     (1,937,824)      (800,250)
   Dividends paid .....................................       (608,441)      (549,322)
                                                           -----------    -----------

Net cash used in financing activities .................     (2,546,265)    (1,349,572)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ..         57,537       (297,856)

Cash and cash equivalents, beginning of year ..........         54,389        352,245
                                                           -----------    -----------

Cash and cash equivalents, end of year ................    $   111,926    $    54,389
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest .........................................    $        --    $        --
     Income taxes .....................................    $        --    $        --

   Non-cash investing and financing activities:
     ESOP shares committed to be released .............    $    46,822    $    26,403



Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure
         --------------------

         The Company filed a current report on Form 8-K on January 25, 2002 announcing a change in the Company's accountants from the firm of BDO Seidman, LLP to Moss-Adams, LLP, such report is incorporated herein by reference.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information concerning the Company's directors required by this
Item is incorporated by reference from the information set forth under the caption "Proposal 1 - Election of Directors" in the Company's definitive Proxy
Statement concerning the Annual Meeting of Stockholders to be held on July 17, 2002 (the "2002 Proxy Statement").

         The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption
"Compliance with Section 16(a) of the Exchange Act" in the 2002 Proxy Statement.

                   Executive Officers of the Company and Bank

                    Age at
                    March 31,        Position
Name                 2002            Company                               Bank
----                 ----            -------                               ----

Clyde E. Conklin      50         President, Chief Executive            Chief Executive Officer and Director
                                 Officer, and Director
Larry K. Moxley       51         Executive Vice President,             Chief Financial Officer ,
                                 Chief Financial Officer,              Secretary/Treasurer and Director
                                 Corporate Secretary, and
                                 Director
Terence A. Otte       45         --                                    Senior Vice President, Chief Operating
                                                                       Officer
Donn L. Durgan        48         --                                    Senior Vice President, Chief Lending Officer

Richard R. Acuff      41         --                                    Senior Vice President, Management Information
                                                                       Systems Manager

Biographical Information

         Clyde E. Conklin, who joined the Bank in 1987, has served as the Chief Executive Officer of the Bank since February 1996 and as President and Chief Executive Officer of the Company since its formation in 1997. From September 1994 to February 1996, Mr. Conklin served as Senior Vice President - Lending. In 1993, Mr. Conklin became Vice President - Lending. Prior to that time, Mr. Conklin served as the Agricultural Lending Manager.

         Larry K. Moxley, who joined the Bank in 1973, currently serves as Chief Financial Officer of the Bank, which position he has held since February 1996. Mr. Moxley has served as Executive Vice President, Chief Financial Officer and Secretary/Treasurer of the Company since its formation in 1997. Mr. Moxley served as Senior Vice President - Finance from 1993 to February 1996 and as Vice President - Finance from 1984 to 1993.


         Terence A. Otte joined the Bank in June 1989 as an Agricultural Loan
Officer, and currently serves as Vice President, Chief Operating Officer. From
1991 to 1994, he served as manager of the Bank's Moscow, Idaho branch. In 1994 he became Vice President-Lending and Agricultural Lending Manager and in 1996 became Senior Vice President, Agricultural and Consumer Lending and Compliance
Officer.

         Donn L. Durgan, who joined the Bank in February 1996, currently serves as Senior Vice President, Chief Lending Officer. Prior to that time, Mr. Durgan was employed by First Security Bank, now known as Wells Fargo Bank, for 11 years in various positions in commercial and residential real estate lending.

         Richard R. Acuff, who joined the Bank in February of 1983, currently serves as Senior Vice President of Management Information Systems. From 1983 to
1992, he served as staff accountant, assistant controller, and asset and liability manager. From 1992 to 2001, he served as Manager, Assistant Vice
President, and Vice President of Management Information Systems.

Item 10.  Executive Compensation
--------------------------------

         The information required by this Item is incorporated by reference to the information under the captions "Directors' Compensation" and "Executive
Compensation" in the 2002 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial
Owners and Management" in the 2002 Proxy Statement.

         Equity compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as or March 31, 2002.

                                               (a)                (b)                    (c)
                                            Number of          Weighted-              Number of
                                         securities to be       average          securities remaining
                                           issued upon        exercise price        available for
                                           exercise of       of outstanding     future issuance under
                                           outstanding          options,      equity compensation plans
                                        options, warrants     warrants and      (excluding securities
      Plan category                        and rights            rights        reflected in column (a))
-------------------------------------  -------------------  ----------------  --------------------------
Equity compensation plans
 approved by security holders:
      Management Recognition and
            Development Plan                $  79,350          $ 15.81                      0
      1998 Stock Option Plan                  151,200          $ 15.81                 47,175

Equity compensation plans not
 approved by security holders:                 N/A                N/A                   N/A
                                               ---                ---                   ---

Total                                       $ 230,550          $ 15.81                 47,175
                                            =========          =======                 ======

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 2002 Proxy Statement.

                                     PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

         (a)   Exhibits

               3.1      Articles of Incorporation of the Registrant*
               3.2 (a)  Bylaws of the Registrant*
               3.2 (b)  Bylaws Amendment adopted by the Board of Directors on
                        May 23, 2002.
               10.1     Employment Agreement between FirstBank Northwest,
                        FirstBank Corp. and Clyde E. Conklin**
               10.2     Employment Agreement between FirstBank Northwest,
                        FirstBank Corp. and Larry K. Moxley**
               10.3     Salary Continuation Agreement between First Federal Bank
                        of Idaho, F.S.B. and Clyde E. Conklin**
               10.4     Salary Continuation Agreement between First Federal Bank
                        of Idaho, F.S.B. and Larry K. Moxley**
               10.5     Management Recognition and Development Plan***
               10.6     1998 Stock Option Plan***
               16       Letter on change in Certifying Accountants****
               21       Subsidiaries of the Registrant
               23       Consent of Independent Accountants

-------------------
* Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395).
*** Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on September 28, 1998.
**** Incorporated by reference to exhibit 16 to the Registrant's Current Report on Form 8-K filed on January 25, 2002.

         (b)   Reports on Form 8-K

               Item 4. The Company filed a current report on From 8-K on January 25, 2002 announcing a change in the Company's accountants.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTBANK CORP.


Date:  June 26, 2002                   By: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                        TITLE                                DATE
----------                        -----                                ----


/s/ CLYDE E. CONKLIN           President, Chief                    June 26, 2002
---------------------------    Executive Officer and
Clyde E. Conklin               Director (Principal
                               Executive Officer)


/s/ LARRY K. MOXLEY            Executive Vice President,           June 26, 2002
---------------------------    Chief Financial Officer,
Larry K. Moxley                and Director (Principal
                               Financial Officer)


/s/ CYNTHIA M. MOORE           Controller                          June 26, 2002
---------------------------    (Principal Accounting Officer)
Cynthia M. Moore


/s/ WILLIAM J. LARSON          Director                            June 26, 2002
---------------------------
William J. Larson


/s/ STEVE R. COX               Director                            June 26, 2002
---------------------------
Steve R. Cox


/s/ ROBERT S. COLEMAN, SR.     Director                            June 26, 2002
---------------------------
Robert S. Coleman, Sr.


/s/ JAMES N. MARKER            Director                            June 26, 2002
---------------------------
James N. Marker


/s/ W. DEAN JURGENS            Director                            June 26, 2002
---------------------------
W. Dean Jurgens