Form 10QSB
period 2002-06-30
FIRSTBANK CORP/ID
filed 2002-08-13
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2002


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








                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,311,363 shares outstanding on August 12, 2002.

Transitional Small Business Disclosure Format (check one):

[ ] Yes                       [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


                                                                         Page
Item 1.  Consolidated Financial Statements (Unaudited)
         Consolidated Statements of Financial Condition                    1
         Consolidated Statements of Income
            For the three months ended June 30, 2001 and 2002              2
         Consolidated Statements of Cash Flows
            For the three months ended June 30, 2001 and 2002              3
         Consolidated Statements of Comprehensive Income
            For the three months ended June 30, 2001 and 2002              4
         Notes to Consolidated Financial Statements                      5 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9 - 15




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                16
Item 2.  Changes in Securities and Use of Proceeds                        16
Item 3.  Defaults Upon Senior Securities                                  16
Item 4.  Submission of Matters to a Vote of Security Holders              16
Item 5.  Other Information                                                16
Item 6.  Exhibits and Reports on Form 8-K                                 16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                       FirstBank NW Corp. and Subsidiaries
                                  Consolidated Statements of Financial Condition

                                                                    June 30,         March 31,        June 30,
                                                                      2001             2002             2002
                                                                  -------------    -------------    -------------
                                                                   (Unaudited)                       (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                   $   9,495,616    $  10,841,708    $  12,326,624
  Interest bearing deposits                                             141,020        3,318,476        1,043,383
  Federal funds sold                                                  2,920,000        9,851,718        2,974,793
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      12,556,636       24,011,902       16,344,800

Investment securities:
  Available-for-sale                                                 12,431,134       12,523,641       13,090,700
Mortgage-backed securities:
  Held-to-maturity                                                    2,292,659        2,140,478        2,098,108
  Available-for-sale                                                 11,801,943        9,292,604        9,114,679
Loans receivable, net (Note 2)                                      229,434,126      238,136,158      244,154,830
Accrued interest receivable                                           2,703,341        1,913,222        2,364,642
Real estate owned                                                        24,668          423,925          130,554
Stock in FHLB, at cost                                                5,119,575        5,379,875        5,460,275
Premises and equipment, net                                           5,851,783        5,506,770        5,507,976
Income taxes receivable                                                      --           42,963               --
Cash surrender value of bank owned and other insurance policies       1,765,196        6,849,783        6,971,559
Mortgage servicing assets                                               890,241        1,016,953        1,017,627
Other assets                                                            729,351          602,170          783,901
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 285,600,653    $ 307,840,444    $ 307,039,651
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 162,491,164    $ 196,122,514    $ 191,487,841
  Advances from borrowers for taxes and insurance                       779,725        1,395,685          747,509
  Advances from FHLB (Note 3)                                        91,838,023       79,722,443       83,518,389
  Income taxes payable                                                  281,432               --          297,813
  Deferred federal and state income taxes                               497,433          185,000          404,476
  Accrued expenses and other liabilities                              2,048,176        2,602,118        1,958,874
                                                                  -------------    -------------    -------------
Total Liabilities                                                   257,935,953      280,027,760      278,414,902
                                                                  -------------    -------------    -------------

  Commitments and contingencies (Note 4)
  Stockholders' Equity (Note 4):
  Preferred stock, $ .01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                        --               --               --
  Common stock, $ .01 par value,  5,000,000 shares authorized;
      1,510,792, 1,436,392, and 1,420,792 shares issued;
      1,365,355, 1,310,624 and 1,298,663 shares outstanding              15,145           14,400           14,245
  Additional paid-in-capital                                         12,110,482       10,842,691       10,558,406
  Retained earnings, substantially restricted                        16,814,409       18,144,686       18,615,658
  Unearned ESOP shares                                               (1,032,240)        (969,580)        (948,690)
  Deferred compensation                                                (570,291)        (393,020)        (333,930)
  Accumulated other comprehensive income (loss)                         327,195          173,507          719,060
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           27,664,700       27,812,684       28,624,749
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 285,600,653    $ 307,840,444    $ 307,039,651
                                                                  =============    =============    =============


                           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                              Three-months
                                                             ended June 30,
                                                         -----------------------
                                                            2001         2002
                                                         ----------   ----------
                                                              (Unaudited)

Interest income:
  Loans receivable                                       $4,670,087   $4,492,766
  Mortgage-backed securities                                293,090      184,865
  Investment securities                                     152,552      156,805
  Other interest earning assets                             161,308      240,388
                                                         ----------   ----------
Total interest income                                     5,277,037    5,074,824
                                                         ----------   ----------

Interest expense:
  Deposits                                                1,541,357    1,219,778
  Advances from FHLB and other borrowings                 1,247,874    1,007,358
                                                         ----------   ----------
Total interest expense                                    2,789,231    2,227,136
                                                         ----------   ----------

Net interest income                                       2,487,806    2,847,688
Provision for loan losses                                   228,970      209,406
                                                         ----------   ----------
Net interest income after provision for loan losses       2,258,836    2,638,282
                                                         ----------   ----------

Non-interest income:
  Gain on sale of loans                                     353,072      418,895
  Gain on sale of securities, net                           175,249           --
  Service fees and other charges                            440,156      507,085
  Commissions and other                                      40,942       48,983
                                                         ----------   ----------
Total non-interest income                                 1,009,419      974,963
                                                         ----------   ----------

Non-interest expense:
  Compensation and employee related benefits              1,444,562    1,688,649
  Occupancy                                                 307,616      327,069
  Other                                                     627,289      757,447
                                                         ----------   ----------
Total non-interest expense                                2,379,467    2,773,165
                                                         ----------   ----------

Income before income tax expense                            888,788      840,080
Income tax expense                                          307,409      209,125
                                                         ----------   ----------
Net income                                               $  581,379   $  630,955
                                                         ==========   ==========

Earnings per share (Note 5):
  Net income per share - basic                           $     0.42   $     0.48
  Net income per share - diluted                         $     0.41   $     0.47
  Cash dividends paid per common share                   $     0.10   $     0.12
  Weighted average shares outstanding - basic             1,388,028    1,302,529
  Weighted average shares outstanding - diluted           1,430,598    1,357,513

           See accompanying notes to consolidated financial statements

                                      FirstBank NW Corp. and Subsidiaries,
                                      Consolidated Statements of Cash Flows

                                                                                   Three-months ended June 30,
                                                                                  ------------------------------
                                                                                      2001             2002
                                                                                  -------------    -------------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                                      $     581,379    $     630,955
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                                        171,220          161,519
    Amortization and accretion of securities, net                                         9,054           (2,395)
    Provision for loan losses                                                           228,970          209,406
    Gain on sale of loans                                                              (353,072)        (418,895)
    Gain on sale of securities, net                                                    (175,249)              --
    FHLB stock dividends                                                                     --          (80,400)
    ESOP compensation expense                                                            29,559           38,270
    Other (gains) losses, net                                                           (14,996)         (20,975)
    Deferred compensation expense                                                        59,090           59,090
    Deferred income taxes                                                               (98,535)        (133,208)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                       (738,748)        (564,527)
    Advances (repayments) from borrowers for taxes and insurance                       (620,905)        (648,176)
    Accrued expenses and other liabilities                                             (150,325)        (643,472)
    Income taxes receivable (payable)                                                   405,944          340,776
                                                                                  -------------    -------------
Net cash used in operating activities                                                  (666,614)      (1,072,032)
                                                                                  -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity               41,237           40,811
  Proceeds from maturities of mortgage-backed securities; available-for-sale            485,252          442,642
  Proceeds from sale of mortgage-backed securities; available-for-sale                5,271,715               --
  Decrease in loans receivable from loans sold                                       24,201,191       24,441,508
  Other net change in loans receivable                                              (34,503,403)     (30,250,691)
  Purchase of FHLB stock                                                                (87,700)              --
  Purchases of premises and equipment                                                   (34,016)        (162,725)
  Net increase in cash surrender value of life insurance policies                       (20,739)        (121,776)
  Proceeds from sale of real estate owned                                               158,360          315,691
                                                                                  -------------    -------------
Net cash used in investing activities                                                (4,488,103)      (5,294,540)
                                                                                  -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                              (143,802)        (159,983)
  Net increase (decrease) in deposits                                                 4,694,040       (4,634,673)
  Advances from FHLB and other borrowings                                           100,400,472       14,572,353
  Payments on advances from FHLB and other borrowings                               (99,479,472)     (10,776,407)
  Purchase of treasury stock                                                           (564,733)        (301,820)
                                                                                  -------------    -------------
Net cash provided by (used in) financing activities                                   4,906,505       (1,300,530)
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                              (248,212)      (7,667,102)

Cash and cash equivalents, beginning of period                                       12,804,848       24,011,902
                                                                                  -------------    -------------
Cash and cash equivalents, end of period                                          $  12,556,636    $  16,344,800
                                                                                  =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                     $   2,791,486    $   2,482,620
     Income taxes                                                                 $          --    $          --
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax      $    (273,137)   $     502,653
     Unrealized gain on cash flow hedge derivative, net of tax                    $          --    $      42,900
     Loans receivable charged to the allowance for loan losses                    $      19,124    $      89,956
     Transfer from loans converted to real estate acquired through foreclosure    $     143,014    $          --

                           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                            Three-months ended June 30,
                                                           ------------------------------
                                                               2001             2002
                                                           -------------    -------------
                                                                    (Unaudited)
Net income                                                 $     581,379    $     630,955
                                                           -------------    -------------
Other comprehensive income (loss), net of tax:
     Change in unrealized gains (losses) on securities;
        available-for-sale, net of tax benefit (expense)
        of $86,864, and ($325,168)                              (273,137)         502,653
     Change in unrealized derivative gains on cash
        flow hedge, net of tax benefit (expense) of $0
        and ($27,752)                                                 --           42,900
                                                           -------------    -------------
     Net other comprehensive income (loss)                      (273,137)         545,553
                                                           -------------    -------------

Comprehensive income                                       $     308,242    $   1,176,508
                                                           =============    =============


           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003 . .

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.



(2)      LOANS RECEIVABLE

Loans receivable at June 30, 2001, March 31, 2002, and June 30, 2002 consists of the following:

                                                       June 30,      March 31,       June 30,
                                                         2001          2002            2002
                                                    ------------   ------------   ------------
                                                     (Unaudited)                   (Unaudited)
            Real estate loans:
                 Residential                        $ 77,708,213   $ 66,420,336   $ 66,268,364
                 Commercial                           43,254,762     52,495,723     56,194,979
                 Agricultural                         16,174,811     16,263,924     16,540,603
                 Construction                          9,371,302      9,869,760     23,442,915

            Other loans:
                 Commercial (non-real estate)         39,345,561     55,568,478     48,489,307
                 Other consumer                        8,384,647      7,924,176      8,322,527
                 Home equity                          27,958,865     24,831,875     24,142,221
                 Agricultural operating               13,135,535     12,288,953     15,449,479
                                                    ------------   ------------   ------------

            Total loans receivable                   235,333,696    245,663,225    258,850,395

            Less:
                 Loans in process                      3,407,385      4,272,302     11,304,252
                 Unearned loan fees and discounts        522,760        692,008        708,569
                 Allowance for loan losses             1,969,425      2,562,757      2,682,744
                                                    ------------   ------------   ------------

            Loans receivable, net                   $229,434,126   $238,136,158   $244,154,830
                                                    ============   ============   ============

(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at June 30, 2001 and June 30, 2002 were $91,838,023 and $83,518,389 respectively.

Scheduled maturities of advances from Federal Home Loan Bank were as follows:


                                                              One Year          Five Years
                                           Less Than        to Less Than       to Less than       Greater than
At June 30,2001:                           One Year          Five Years         Ten Years          Ten Years
                                         ------------       ------------       ------------       ------------
Maturities of advances from FHLB         $ 33,129,055       $ 44,250,500       $ 13,150,000       $  1,308,468
Range of interest rates                  3.80% - 6.66%      4.75% - 6.62%      4.87% - 5.48%            6.66%
Weighted average interest rate               4.82%              5.52%              5.00%                6.66%
Percentage of total advances                36.07%             48.18%             14.32%                1.43%



                                                              One Year          Five Years
                                           Less Than        to Less Than       to Less than       Greater than
At June 30,2002:                           One Year          Five Years         Ten Years          Ten Years
                                         ------------       ------------       ------------       ------------

Maturities of advances from FHLB         $ 14,465,300       $ 55,619,904       $ 12,174,717       $  1,258,468
Range of interest rates                  2.26% - 6.59%      4.40% - 6.62%      4.57% - 6.21%            6.66%
Weighted average interest rate               3.26%              5.29%              5.01%                6.66
Percentage of total advances                17.32%             66.60%             14.58%                1.51%


(4)      DIVIDEND

On April 18, 2002, the Board of Directors declared a cash dividend of $0.12 per common share to shareholders of record as of May 16, 2002. This dividend was paid on May 30, 2002. On July 17, 2002, the Board of Directors declared a cash dividend of $0.12 per common share to shareholders of record as of August 9, 2002. The dividend will be paid on August 23, 2002.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                              For the Three Months Ended June 30, 2001
                              ----------------------------------------

                                                                     Weighted-
                                                         Net          Average     Per-Share
                                                        Income        Shares        Amount
                                                       ---------     ---------     --------
             Basic EPS:
             Income available to common
                 Stockholders                          $ 581,379     1,388,028     $   0.42
                                                                                   ========
             Effect of dilutive securities:
                 Restricted stock awards                      --        42,570
                                                       ---------     ---------

             Diluted EPS:
               Income available to common
                 Stockholders - assumed
                 Conversions                           $ 581,379     1,430,598     $   0.41
                                                       =========     =========     ========



                              For the Three Months Ended June 30, 2002
                              ----------------------------------------

                                                                     Weighted-
                                                         Net          Average     Per-Share
                                                        Income        Shares        Amount
                                                       ---------     ---------     --------
             Basic EPS:
             Income available to common
                 Stockholders                          $ 630,955     1,302,529     $   0.48
                                                                                   ========
             Effect of dilutive securities:
                 Restricted stock awards                      --        54,984
                                                       ---------     ---------

             Diluted EPS:
               Income available to common
                 Stockholders - assumed
                 Conversions                           $ 630,955     1,357,513     $   0.47
                                                       =========     =========     ========

As of June 30, 2001, outstanding options to purchase 155,400 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive. As of June 30, 2002, outstanding options to purchase 155,400 shares of the Company's common stock were included in the computation of diluted EPS. Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses the higher of the ending market price or average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.


(6)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, FASB approved for issuance SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 was issued to resolve implementation issues that had been created under SFAS 121. Under SFAS 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company's adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.

On April 30, 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

(7)      DERIVATIVE FINANCIAL INSTRUMENT DESIGNATED AS HEDGES

As part of the Corporation's asset/liability management, the Corporation uses a swap agreement to hedge interest rate risk. The derivative used as part of the asset/liability management process is linked to specific assets and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. These derivatives are designated and qualify as fair value and cash flow hedges of certain assets and liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. The standard requires the recognition of all financial derivatives as assets or liabilities in the Company's statement of financial condition at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

In accordance with SFAS No. 133, SFAS No. 133, the Company recognizes all derivatives on the statement of financial condition at fair value. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

At June 30, 2002, the Company had a swap agreement to exchange monthly payments on a notional amount of $10 million. The agreement terminates May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to Prime for a 6.32% fixed rate payment. Amounts to be paid or received on the interest rate swap will be included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $12,904 that were included in earnings during the three months ended June 30, 2002. The estimated net amount of the June 30, 2002 existing gains that are expected to be included into earnings within the next 12 months is approximately $157,000. During the quarter ending June 30, 2002 the Company recorded a credit of $42,900, net of $27,752 tax, to other comprehensive income arising from the change in value of cash flow hedges.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 2002.

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

The Company's principal business is the business of the Savings Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At June 30, 2002 the Bank had six offices in Idaho and two in Washington.

During the quarter ended June 30, 2002, the Bank opened a loan production office in Boise, Idaho for mortgage lending. The Bank is planning on opening a loan production office in Spokane, Washington for commercial lending in August of 2002.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our Mortgage Servicing Rights, the methodology for the determination of our allowance for loan losses and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in the consolidated financial statements included in the March 31, 2002 Form 10-KSB. In particular, the "Summary of Significant Accounting Policies" describes generally our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

FINANCIAL CONDITION AT JUNE 30, 2002 AND MARCH 31, 2002

Assets decreased from $307.8 million at March 31, 2002 to $307.0 million at June 30, 2002. Cash and cash equivalents decreased from $24.0 million at March 31, 2002 to $16.3 million at June 30, 2002 as a result of an increase in non-interest bearing deposits of $1.5 million and decreases in interest bearing deposits and federal funds sold of $2.3 million and $6.9 million respectively. This decrease in cash and cash equivalents were used to fund loans receivable. Net loans receivable increased from $238.1 million at March 31, 2002 to $244.2 million at June 30, 2002. This change in net loans receivable resulted from increases in agricultural loans of $3.4 million, construction loans of $6.0 million, and residential loans of $0.3 million, and decreases in commercial loans of $3.3 million and consumer loans of $0.3 million. Accrued interest receivable increased from $1.9 million at March 31, 2002 to $2.4 million at June 30, 2002. Cash surrender value of bank owned and other insurance policies increased from $6.8 million at March 31, 2002 to $7.0 million at June 30, 2002. Deposits decreased from $196.1 million at March 31, 2002 to $191.5 million at June 30, 2002 as a result of decreases in brokered CD's of $3.2 million, savings deposits of $0.5 million, and CD's of $3.6 million, and increases in non-interest checking accounts of $0.5 million, interest checking accounts of $1.9 million, and money market accounts of $0.3 million. Federal Home Loan Bank of Seattle (FHLB) advances increased from $79.7 million at March 31, 2002 to

$83.5 million at June 30, 2002. Accrued expenses and other liabilities decreased from $2.6 million at March 31, 2002 to $2.0 million at June 30, 2002. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased from $0.6 million at March 31, 2002 to $0.7 million at June 30, 2002. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2002

Net income increased from $581,379 three months ended June 30, 2001 to $630,955 for the three months ended June 30, 2002.

Net interest income increased from $2.5 million for the three months ended June 30, 2001 to $2.8 million for the three months ended June 30, 2002. Total interest income decreased from $5.3 million for the three months ended June 30, 2001 to $5.1 million for the three months ended June 30, 2002. The yield on interest earning assets decreased from 8.15% for the three months ended June 30, 2001 to 7.33% for the three months ended June 30, 2002, which offsets the return on the $20.3 million increase in average interest earning assets. The average balance of loans receivable was $222.0 million in the first quarter of 2001 compared to $237.0 million in the first quarter of 2002. Interest income from investment securities increased from $153,000 for the three months ended June 30, 2001 to $157,000 for the three months ended June 30, 2002. Interest income from mortgage-backed securities decreased from $293,000 for the three months ended June 30, 2001 to $185,000 for the three months ended June 30, 2002. The decrease is due to the combination of an overall lower yield on mortgage-backed securities and the sale of securities during the three month period ended June 30, 2001. Interest expense decreased from $2.8 million for the three months ended June 30, 2001 to $2.2 million for the same period in 2002. The decrease in interest expense is due to a decrease in average FHLB advances with a decrease in weighted average rates on those advances and a higher average balance on deposits with a lower weighted average rate. The average FHLB advances balance for the three months ended June 30, 2001 was $93.3 million, whereas the average FHLB advances balance as of June 30, 2002 was $81.8 million. The weighted average rate on FHLB advances for the three months ended June 30, 2001 was 5.39%, whereas the weighted average rate on FHLB advances as of June 30, 2002 was 4.92%. The average deposit balance for the three months ended June 30, 2001 was $136.7 million, whereas the average deposit balance as of June 30, 2002 was $168.5 million. The weighted average rate on deposits for the three months ended June 30, 2001 was 4.51%, whereas the weighted average rate on deposits as of June 30, 2002 was 2.90%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed constantly for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses decreased from $229,000 for the three months ended June 30, 2001 to $209,000 for the three months ended June 30, 2002.

Non-interest income decreased from $1.0 million for the three months ended June 30, 2001 to $975,000 for the three months ended June 30, 2002. The primary reason for the decrease in non-interest income is from the gain on sale of securities.

Non-interest expense increased from $2.4 million for the three months ended June 30, 2001 to $2.8 million for the three months ended June 30, 2002. The increase in compensation and employee related benefits expense of $244,000, or 16.9% increase, is consistent with our 15.8% increase in full-time equivalent employees from 114 to 132 for the quarters ended June 30, 2001 and 2002, respectively. The increase in other non-interest expense of $130,000 is a result of increases in data processing expense of $14,000, marketing expense of $17,000, supplies expense of $15,000, insurance expense of $15,000, merchant bankcard expense of $31,000, stock expense of $23,000, and Wells Fargo service charges of $13,000.

Income taxes decreased from an expense of $307,000 for the three months ended June 30, 2001 to $209,000 for the same time period in 2002, due to the increase in income before income tax expense and a decrease in the effective tax rates. The effective tax rates for the years ended June 30, 2001 and 2002 were 34.59% and 24.89%, respectively. The decrease in the effective tax rates is due to the taxable timing difference of life insurance income.

ASSET CLASSIFICATION

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

At June 30, 2002, classified assets of the Company totaled $1.2 million. Assets classified as loss totaled $24,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $5,000, a small business loan of $3,000 and installment loans of $16,000. Assets classified as substandard totaled $1.1 million, which consisted of $287,000 of commercial loans, $254,000 of consumer loans, $347,000 of residential loans, $77,000 of agricultural loans, and a $131,000 REO. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                   At June 30,
                                            ------------------------
                                               2001          2002
                                            ----------    ----------
                                                 (In Thousands)

            Loss                            $       60    $       24
            Doubtful                                --            51
            Substandard                          1,908         1,108
                                            ----------    ----------
            Total classified assets         $    1,968    $    1,183
                                            ==========    ==========

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

                                                       Year Ending                    Three Months Ending
                                                      March 31, 2002                     June 30, 2002
                                            --------------------------------    --------------------------------
                                                         Interest    Average                 Interest    Average
                                             Average        and       Yield/     Average        and       Yield/
                                             Balance     Dividends     Cost      Balance     Dividends     Cost
                                            ---------    ---------    ------    ---------    ---------    ------
                                                                    (Dollars in Thousands)
         Interest-earning assets (1):
         Loans receivable:
         Mortgage loans receivable          $  71,426    $   5,415      7.58%   $  64,511    $   1,193      7.40%
         Commercial loans receivable           87,022        6,658      7.74      103,634        1,749      6.84
         Construction loans receivable          6,659          692     10.39       10,359          378     14.60
         Consumer loans receivable             34,657        2,917      8.42       32,452          669      8.25
         Agricultural loans receivable         27,748        2,238      8.07       29,351          504      6.87
         Unearned loan fees and
            discounts and allowance
            for loan losses                    (2,659)          --        --       (3,266)          --        --
                                            ---------    ---------    ------    ---------    ---------    ------
         Loans receivable, net                224,853       17,920      8.00      237,041        4,493      7.62
         Mortgage-backed securities            14,036          927      6.60       11,322          185      6.54
         Investment securities                 12,448          611      6.84       12,630          157      6.93
         Other earning assets                  17,886          789      4.89       22,880          240      4.97
                                            ---------    ---------              ---------    ---------
         Total interest-earning assets        269,223       20,247      7.67      283,873        5,075      7.33
                                                         ---------                           ---------

         Non-interest-earning assets           19,110                              20,230
                                            ---------                           ---------
         Total assets                       $ 288,333                           $ 304,103
                                            =========                           =========

         Interest-earning liabilities:
         Passbook, NOW and money
            market accounts                 $  53,960    $     916      1.70    $  62,575    $     137      0.88
         Certificates of deposit               98,701        4,747      4.81      105,888        1,083      4.09
                                            ---------    ---------              ---------    ---------
         Total deposits                       152,661        5,663      3.71      168,463        1,220      2.90

         Advances from FHLB & other            83,395        4,328      5.19       81,796        1,007      4.92
                                            ---------    ---------              ---------    ---------
         Total interest-bearing
             liabilities                      236,056        9,991      4.23      250,259        2,227      3.56
                                                         ---------                           ---------
         Total non-interest-bearing
            deposits                           19,752                              21,201
         Non-interest-bearing
             liabilities                        4,467                               4,389
                                            ---------                           ---------
         Total liabilities                    260,275                             275,849
         Total stockholders' equity            28,058                              28,254
                                            ---------                           ---------

         Total liabilities and
            total stockholders' equity      $ 288,333                           $ 304,103
                                            =========                           =========

         Net interest income                             $  10,256                           $   2,848
                                                         =========                           =========

         Interest rate spread                                           3.44%                               3.77%
                                                                      ======                              ======

         Net interest margin                                  3.96%                               4.19%
                                                         =========                           =========

         Ratio of average interest-
            earning assets to average
            interest- bearing liabilities                   114.05%                             113.43%
                                                         =========                           =========

(1) Does not include interest on loans 90 days or more past due.

LIQUIDITY AND CAPITAL RESOURCES

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Management actively analyzes and manages the Company's liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, and borrowings from the Portland Branch Office of the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. See the Company's Consolidated Statement of Cash Flows to assist in analyzing our liquidity position.

The primary investing activity of the Company is the origination of loans. During the three month period ended June 30, 2002, the Company originated loans based upon new production in the amounts of $72.4 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $5.8 million and $0.5 million for the three months ended June 30, 2001 and 2002, respectively. Proceeds from the sale of loans provided $24.2 million for the three months ended June 30, 2001 and $24.4 million for the three months ended June 30, 2001.

The primary financing activities of the Company are customer deposits, brokered deposits, and advances from FHLB. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $4.7 million for the three months ended June 30, 2001 and deposits decreased $4.6 million for the three months ended June 30, 2002, of which $1.4 million in branch deposits and $3.2 in brokered deposits. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. FHLB advances totaled $83.5 million at June 30, 2002 and $91.8 million at June 30, 2001. The Company also maintains additional credit facilities with Wells Fargo Bank, and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of June 30, 2002 and 2001. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets. Cash provided by advances from FHLB and other borrowing facilities were $100.4 million for the three months ended June 30, 2001 and $14.6 million for the three months ended June 30, 2002. Cash used for payments on these advances were $99.5 million for the three months ended June 30, 2001 and $10.8 million for the three months ended June 30, 2002.

At June 30, 2002, the Company held cash and cash equivalents of $16.3 million. In addition, at such date $22.2 million of the Company's investment securities were classified as available for sale.

The Company has commitments that have a future impact on the Company's liquidity position. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At June 30, 2002, the Company had loan commitments totaling $39.0 million, undisbursed lines of credit totaling $42.4 million, and undisbursed loans in process totaling $11.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2002 totaled $60.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of June 30, 2002, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 8.72%, 12.15% and 13.38%, respectively.

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Company's earnings. The asset/liability management committee ("ALCO") utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset-sensitivity of the balance sheet at June 30, 2002, the Bank is expecting to be well positioned to benefit from rising and declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 2.17%, all else being equal. If rates were to sustain an immediate 200 bp decrease, net interest income would be expected to decline by 1.55%, all else being equal. The following reflects the Company's NII sensitivity analysis as of June 30, 2002, March 31, 2002 and June 30, 2001 as compared to the 10.00% Board approved policy limit.

        June 30, 2001:                     -200 BP                  Flat                 +200 BP
                                           -------                  ----                 -------
                                                           (Dollars in Thousands)
        Year 1 NII                        $ 10,676                $ 10,837               $ 10,890
        NII $ Change                      $   (161)                     --               $     53
        NII % Change                         -1.49%                     --                   0.49%


        March 31, 2002:                    -200 BP                  Flat                 +200 BP
                                           -------                  ----                 -------
                                                           (Dollars in Thousands)
        Year 1 NII                        $ 11,317                $ 11,549               $ 11,851
        NII $ Change                     ($    232)                     --               $    302
        NII % Change                         -2.01%                     --                   2.61%


        June 30, 2002:                     -200 BP                  Flat                 +200 BP
                                           -------                  ----                 -------
                                                           (Dollars in Thousands)
        Year 1 NII                        $ 11,586                $ 11,768               $ 12,023
        NII $ Change                     ($    182)                     --               $    255
        NII % Change                         -1.55%                     --                   2.17%


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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, FASB approved for issuance SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 was issued to resolve implementation issues that had been created under SFAS 121. Under SFAS 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company's adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.

On April 30, 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

DERIVATIVE FINANCIAL INSTRUMENT DESIGNATED AS HEDGES

As part of the Corporation's asset/liability management, the Corporation uses a swap agreement to hedge interest rate risk. The derivative used as part of the asset/liability management process is linked to specific assets and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. These derivatives are designated and qualify as fair value and cash flow hedges of certain assets and liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. The standard requires the recognition of all financial derivatives as assets or liabilities in the Company's statement of financial condition at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

In accordance with SFAS No. 133, SFAS No. 133, the Company recognizes all derivatives on the statement of financial condition at fair value. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

At June 30, 2002, the Company had a swap agreement to exchange monthly payments on a notional amount of $10 million. The agreement terminates May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to Prime for a 6.32% fixed rate payment. Amounts to be paid or received on the interest rate swap will be included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $12,904 that were included in earnings during the three months ended June 30, 2002. The estimated net amount of the June 30, 2002 existing gains that are expected to be included into earnings within the next 12 months is approximately $157,000. During the quarter ending June 30, 2002 the Company recorded a credit of $42,900, net of $27,752 tax, to other comprehensive income arising from the change in value of cash flow hedges.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company ("Meeting") was held on July 17, 2002. The results of the vote on the matters presented at the Meeting is as follows:

     1. The following individuals were elected as directors, each for a three-year term:
                                         Voted For             Votes Withheld
          James N. Marker                1,209,196                  4,305
          Robert S. Coleman, Sr.         1,205,896                  7,605

          The terms of Directors W. Dean Jurgens, Clyde E. Conklin, Steven R. Cox, William J. Larson, and Larry K. Moxley continued after the meeting.

     2. The FirstBank NW Corp. resolution to appoint Moss-Adams, LLP as independent auditors for the Company for the fiscal year ending March 31, 2003 was approved by stockholders by the following vote:
               For  1,201,202:       Against  5,560;       Abstain  6,741

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:
              3.1      Articles of Incorporation of the Registrant (1)
              3.2 (a)  Bylaws of the Registrant (1)
              3.2 (b) Bylaws Amendment adopted by the Board of Directors on May 23, 2002 (2)
              10.1     Employment Agreement between FirstBank Northwest,
                       FirstBank Corp. and Clyde E. Conklin (3)
              10.2     Employment Agreement between FirstBank Northwest,
                       FirstBank Corp. and Larry K. Moxley (3)
              10.3 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Clyde E. Conklin (3)
              10.4 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Larry K. Moxley (3)

     (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.
     (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).

(b) Reports on Form 8-K; No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRSTBANK NW CORP.


DATED:  August 13, 2002              BY: /s/ CLYDE E. CONKLIN
                                         ---------------------------------------
                                         Clyde E. Conklin
                                         President and Chief Executive Officer


                                     BY: /s/ LARRY K. MOXLEY
                                         ---------------------------------------
                                         Larry K. Moxley
                                         Secretary and Chief Financial Officer