Form 10QSB
period 2002-09-30
FIRSTBANK CORP/ID
filed 2002-11-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2002


       ( ) Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _________ to _________

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




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,290,852 shares outstanding on November 14, 2002.

Transitional Small Business Disclosure Format (check one):

( ) Yes                       (X) No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                          Page
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition
            September 30, 2001, March 31, 2002, and
            September 30, 2002                                              1
         Consolidated Statements of Income
            For the three months and six months ended
            September 30, 2001 and 2002                                     2
         Consolidated Statements of Cash Flows
            For the six months ended September 30, 2001 and 2002            3
         Consolidated Statements of Comprehensive Income
            For the three months and six months ended
            September 30, 2001 and 2002                                     4
         Notes to Consolidated Financial Statements                       5 - 8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                     9 - 15

Item 3.  Controls and Procedures                                           16



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17
Item 2.  Changes in Securities and Use of Proceeds                         17
Item 3.  Defaults Upon Senior Securities                                   17
Item 4.  Submission of Matters to a Vote of Security Holders               17
Item 5.  Other Information                                                 17
Item 6.  Exhibits and Reports on Form 8-K                                  17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                  September 30,       March 31,     September 30,
                                                                       2001             2002             2002
                                                                  -------------    -------------    -------------
                                                                   (Unaudited)                       (Unaudited)
ASSETS Cash and cash equivalents:
  Non-interest bearing deposits                                   $  10,149,799    $  10,841,708    $  14,519,897
  Interest bearing deposits                                           1,322,795        3,318,476        1,615,634
  Federal funds sold                                                 15,789,469        9,851,718       12,123,323
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      27,262,063       24,011,902       28,258,854

Investment securities:
  Available-for-sale                                                 12,595,452       12,523,641       14,056,990
Mortgage-backed securities:
  Held-to-maturity                                                    2,236,579        2,140,478        2,053,624
  Available-for-sale                                                 11,354,809        9,292,604        8,919,044
Loans receivable, net (Note 2)                                      215,820,487      238,136,158      249,921,381
Accrued interest receivable                                           2,681,148        1,913,222        2,447,382
Real estate owned                                                        71,930          423,925          130,554
Stock in FHLB, at cost                                                5,209,775        5,379,875        5,542,775
Premises and equipment, net                                           5,724,365        5,506,770        5,476,465
Income taxes receivable                                                  68,884           42,963               --
Cash surrender value of bank owned and other insurance policies       6,548,888        6,849,783        7,083,570
Mortgage servicing assets                                               946,859        1,016,953        1,017,295
Other assets                                                            661,093          602,170          907,643
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 291,182,332    $ 307,840,444    $ 325,815,577
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 180,794,003    $ 196,122,514    $ 210,704,989
  Advances from borrowers for taxes and insurance                     1,406,521        1,395,685        1,284,325
  Advances from FHLB (Note 3)                                        78,551,468       79,722,443       80,224,335
  Income taxes payable                                                       --               --           51,316
  Deferred federal and state income taxes                               589,827          185,000          595,257
  Accrued expenses and other liabilities                              2,070,442        2,602,118        3,586,787
                                                                  -------------    -------------    -------------
Total Liabilities                                                   263,412,261      280,027,760      296,447,009
                                                                  -------------    -------------    -------------

  Commitments and contingencies (Note 6)
  Stockholders' Equity (Note 4):
  Preferred stock, $ .01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                        --               --               --
  Common stock, $ .01 par value, 5,000,000 shares authorized;
      1,471,192, 1,436,392, and 1,403,592 shares issued;
      1,327,844, 1,310,624 and 1,296,950 shares outstanding              14,749           14,400           14,073
  Additional paid-in-capital                                         11,442,443       10,842,691       10,255,184
  Retained earnings, substantially restricted                        17,267,772       18,144,686       19,103,745
  Unearned ESOP shares                                               (1,011,350)        (969,580)        (927,770)
  Deferred compensation                                                (511,200)        (393,020)        (274,840)
  Accumulated other comprehensive income                                567,657          173,507        1,198,176
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           27,770,071       27,812,684       29,368,568
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 291,182,332    $ 307,840,444    $ 325,815,577
                                                                  =============    =============    =============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                          Three-months ended September 30,       Six-months ended September 30,
                                                              2001               2002               2001               2002
                                                          ------------       ------------       ------------       ------------
                                                                                       (Unaudited)
Interest income:
  Loans receivable                                        $  4,634,589       $  4,572,369       $  9,304,676       $  9,065,135
  Mortgage-backed securities                                   232,969            186,372            526,060            371,237
  Investment securities                                        150,009            160,889            302,561            317,695
  Other interest earning assets                                204,536            233,843            365,844            474,230
                                                          ------------       ------------       ------------       ------------
Total interest income                                        5,222,103          5,153,473         10,499,141         10,228,297
                                                          ------------       ------------       ------------       ------------

Interest expense:
  Deposits                                                   1,534,006          1,224,820          3,075,364          2,444,598
  Advances from FHLB and other borrowings                    1,139,111          1,025,209          2,386,985          2,032,567
                                                          ------------       ------------       ------------       ------------
Total interest expense                                       2,673,117          2,250,029          5,462,349          4,477,165
                                                          ------------       ------------       ------------       ------------

Net interest income                                          2,548,986          2,903,444          5,036,792          5,751,132
Provision for loan losses                                      184,585            228,429            413,555            437,835
                                                          ------------       ------------       ------------       ------------
Net interest income after provision for loan losses          2,364,401          2,675,015          4,623,237          5,313,297
                                                          ------------       ------------       ------------       ------------

Non-interest income:
  Gain on sale of loans                                        482,032            504,805            835,104            923,700
  Gain on sale of securities, net                                   --                 --            175,249                 --
  Service fees and other charges                               485,082            543,352            925,238          1,050,437
  Commissions and other                                         24,141             34,960             65,083             83,943
                                                          ------------       ------------       ------------       ------------
Total non-interest income                                      991,255          1,083,117          2,000,674          2,058,080
                                                          ------------       ------------       ------------       ------------

Non-interest expense:
  Compensation and employee related benefits                 1,462,598          1,776,717          2,907,160          3,465,365
  Occupancy                                                    309,625            298,418            617,241            625,487
  Other                                                        710,922            786,051          1,338,211          1,543,499
                                                          ------------       ------------       ------------       ------------
Total non-interest expense                                   2,483,145          2,861,186          4,862,612          5,634,351
                                                          ------------       ------------       ------------       ------------

Income before income tax expense                               872,511            896,946          1,761,299          1,737,026
Income tax expense                                             279,199            251,583            586,608            460,708
                                                          ------------       ------------       ------------       ------------
Net income                                                $    593,312       $    645,363       $  1,174,691       $  1,276,318
                                                          ============       ============       ============       ============

Earnings per share (Note 5):
  Net income per share - basic                            $       0.44       $       0.50       $       0.86       $       0.98
  Net income per share - diluted                          $       0.43       $       0.48       $       0.82       $       0.95
  Cash dividends paid per common share                    $       0.10       $       0.12       $       0.20       $       0.24
  Weighted average shares outstanding - basic                1,356,792          1,290,589          1,372,325          1,296,270
  Weighted average shares outstanding - diluted              1,397,308          1,333,078          1,427,458          1,345,830

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                     Six-months ended September 30,
                                                                                        2001                2002
                                                                                    -------------      -------------
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                                        $   1,174,691      $   1,276,318
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                                          335,708            314,416
    Amortization and accretion of securities, net                                           9,570             (8,178)
    Provision for loan losses                                                             413,555            437,835
    Gain on sale of loans                                                                (835,104)          (923,700)
    Gain on sale of securities, net                                                      (175,249)                --
    FHLB stock dividends                                                                 (177,900)          (162,900)
    ESOP compensation expense                                                              60,763             76,993
    Other (gains) losses, net                                                             (14,996)           (20,975)
    Deferred compensation expense                                                         118,181            118,180
    Deferred income taxes                                                                (161,553)          (252,369)
  Changes in assets and liabilities:
    Accrued interest receivable and other assets                                         (701,373)          (583,389)
    Advances (repayments) from borrowers for taxes and insurance                            5,891           (111,360)
    Accrued expenses and other liabilities                                               (128,059)           984,440
    Income taxes receivable                                                                55,628             94,279
                                                                                    -------------      -------------
Net cash provided by (used in) operating activities                                       (20,247)         1,239,590
                                                                                    -------------      -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                 95,318             83,826
  Proceeds from maturities of mortgage-backed securities; available-for-sale            1,165,425            785,084
  Proceeds from sale of mortgage-backed securities; available-for-sale                  5,271,715                 --
  Purchase of investment securities; available-for-sale                                        --           (504,074)
  Decrease in loans receivable from loans sold                                         48,880,076         63,860,133
  Other net change in loans receivable                                                (45,341,327)       (75,159,491)
  Purchases of premises and equipment                                                     (71,086)          (284,111)
  Purchase of bank owned and other insurance policies                                  (4,749,442)                --
  Net increase in cash surrender value of life insurance policies                         (54,989)          (233,787)
  Proceeds from sale of real estate owned                                                 177,681            315,691
                                                                                    -------------      -------------
Net cash provided by (used in) investing activities                                     5,373,371        (11,136,729)
                                                                                    -------------      -------------

Cash flows from financing activities:
  Cash paid for dividends                                                                (283,751)          (317,259)
  Net increase (decrease) in deposits                                                  22,996,879         14,582,475
  Advances from FHLB and other borrowings                                             129,874,106         41,046,406
  Payments on advances from FHLB and other borrowings                                (142,239,661)       (40,544,514)
  Proceeds from stock options                                                                  --             44,268
  Purchase of stock                                                                    (1,243,482)          (667,285)
                                                                                    -------------      -------------
Net cash provided by financing activities                                               9,104,091         14,144,091
                                                                                    -------------      -------------

Net increase in cash and cash equivalents                                              14,457,215          4,246,952

Cash and cash equivalents, beginning of period                                         12,804,848         24,011,902
                                                                                    -------------      -------------
Cash and cash equivalents, end of period                                            $  27,262,063      $  28,258,854
                                                                                    =============      =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                       $   5,353,915      $   4,765,016
     Income taxes                                                                   $     692,533      $     616,966
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax        $      32,675      $     868,049
     Unrealized gain on cash flow hedge derivative, net of tax                      $          --      $     156,621
     Loans receivable charged to the allowance for loan losses                      $      86,286      $     121,615
     Transfer from loans converted to real estate acquired through foreclosure      $     213,139      $          --

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                               Three-months ended September 30,   Six-months ended September 30,
                                                                    2001             2002             2001              2002
                                                                ------------     ------------     ------------      ------------
                                                                                          (Unaudited)
Net income                                                      $    593,312     $    645,363     $  1,174,691      $  1,276,318
                                                                ------------     ------------     ------------      ------------
Other comprehensive income (loss), net of tax:
      Change in unrealized gains (losses) on securities;
        available-for-sale, net of tax benefit (expense)
        of ($155,412),  ($236,376), $68,548, and ($561,544)          240,462          365,395          (32,675)          868,048
     Change  in  unrealized  derivative  gains on cash flow
        hedge, net of tax benefit (expense) of $0,
        ($73,567), $0, and ($101,319)                                     --          113,721               --           156,621
                                                                ------------     ------------     ------------      ------------
     Net other comprehensive income (loss)                           240,462          479,116          (32,675)        1,024,669
                                                                ------------     ------------     ------------      ------------

Comprehensive income                                            $    833,774     $  1,124,479     $  1,142,016      $  2,300,987
                                                                ============     ============     ============      ============

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the six months ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.



(2)      LOANS RECEIVABLE

Loans receivable at September 30, 2001, March 31, 2002, and September 30, 2002 consists of the following:

                                          September 30,      March 31,      September 30,
                                               2001            2002             2002
                                          ------------     ------------     ------------
                                           (Unaudited)                       (Unaudited)
Real estate loans:
     Residential                          $ 74,086,931     $ 66,420,336     $ 68,649,670
     Commercial                             44,897,010       52,495,723       59,036,635
     Agricultural                           16,395,424       16,263,924       16,609,572
     Construction                            9,007,009        9,869,760       34,059,928

Other loans:
     Commercial (non-real estate)           32,523,099       55,568,478       44,053,833
     Other consumer                          8,276,860        7,924,176        8,547,468
     Home equity                            26,173,330       24,831,875       23,639,696
     Agricultural operating                 10,471,468       12,288,953       14,359,477
                                          ------------     ------------     ------------

Total loans receivable                     221,831,131      245,663,225      268,956,279

Less:
     Loans in process                        3,384,550        4,272,302       15,166,975
     Unearned loan fees and discounts          535,594          692,008          984,489
     Allowance for loan losses               2,090,500        2,562,757        2,883,434
                                          ------------     ------------     ------------

Loans receivable, net                     $215,820,487     $238,136,158     $249,921,381
                                          ============     ============     ============

(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at September 30, 2001 and September 30, 2002 were $78,551,468 and $80,224,335 respectively.

Scheduled maturities of advances from Federal Home Loan Bank were as follows:

                                                                   One Year to      Five Years to
                                              Less than One      Less than Five     Less than Ten     Greater than
At September 30,2001:                              Year               Years             Years           Ten Years
                                                   ----               -----             -----           ---------
Maturities of advances from FHLB              $ 16,574,000       $ 48,831,500       $ 11,850,000       $ 1,295,968
Range of interest rates                         3.68% - 6.58%      4.60% - 6.62%    4.87% - 5.48%           6.66%
Weighted average interest rate                      4.56%              5.47%            4.95%               6.66%
Percentage of total advances                       21.10%             62.17%            15.08%              1.65%


                                                                   One Year to      Five Years to
                                              Less than One      Less than Five     Less than Ten     Greater than
At September 30, 2002:                             Year               Years             Years           Ten Years
                                                   ----               -----             -----           ---------
Maturities of advances from FHLB               $ 9,436,300       $ 52,371,404        $17,170,664       $ 1,245,967
Range of interest rates                         2.47% - 6.59%      4.40% - 6.62%    3.33% - 6.21%           6.66%
Weighted average interest rate                      4.47%              5.32%            4.52%               6.66%
Percentage of total advances                       11.76%             65.28%            21.40%              1.55%


As of September 30, 2001, there were $10.75 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of five to less than ten year advances were callable within one to less than five years and $0.75 million of five to less than ten year advances were callable within one year. As of September 30, 2002, there were $25.75 million of advances from Federal Home Loan Bank that were callable, of which $10.75 million of five to less than ten year advances were callable within one year, $5.0 million of five to less than ten year advances were callable within one to less than five years, and $10.0 million of one to less than five year advances were callable within one year.


(4)      DIVIDEND

On July 17, 2002, the Board of Directors declared a cash dividend of $0.12 per common share to shareholders of record as of August 9, 2002. This dividend was paid on August 23, 2002. On October 17, 2002, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of November 14, 2002. The dividend will be paid on November 29, 2002.

(5)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                 For the Three Months Ended September 30, 2001         For the Six Months Ended September 30, 2001
                                 ---------------------------------------------         --------------------------------------------

                                                    Weighted-       Per-Share                             Weighted-      Per-Share
                                    Net Income    Average Shares      Amount             Net Income     Average Shares     Amount
                                    ----------    --------------      ------             ----------     --------------     ------
Basic EPS:
Income available to common
    Stockholders                      $ 593,312        1,356,792      $ 0.44             $1,174,691          1,372,325     $ 0.86
                                                                      ======                                               ======
Effect of dilutive securities:
    Restricted stock awards                  --           40,516                                 --             55,133
                                      ---------        ---------                         ----------          ---------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                       $ 593,312        1,397,308      $ 0.43             $1,174,671          1,427,458     $ 0.82
                                      =========        =========      ======             ==========          =========     ======

                                 For the Three Months Ended September 30, 2002         For the Six Months Ended September 30, 2002
                                 ---------------------------------------------         --------------------------------------------

                                                    Weighted-       Per-Share                             Weighted-      Per-Share
                                    Net Income    Average Shares      Amount             Net Income     Average Shares     Amount
                                    ----------    --------------      ------             ----------     --------------     ------
Basic EPS:
Income available to common
    Stockholders                      $ 645,363        1,290,589      $ 0.50             $1,276,318          1,296,270     $ 0.98
                                                                      ======                                               ======
Effect of dilutive securities:
    Restricted stock awards                  --           42,489                                 --             49,560
                                      ---------        ---------                         ----------          ---------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                       $ 645,363        1,333,078      $ 0.48             $1,276,318          1,345,830     $ 0.95
                                      =========        =========      ======             ==========          =========     ======

As of September 30, 2001, outstanding options to purchase 155,400 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would have been antidilutive. As of September 30, 2002, outstanding options to purchase 148,400 shares of the Company's common stock were included in the computation of diluted EPS. Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

(6)      COMMITMENTS AND CONTINGENCIES

In September of 2002, the Bank signed a contract for $602,600 with a general contractor to remodel and expand the Orchards Branch in Lewiston, Idaho. This contracted construction cost is excluding architectural fees, equipment, furniture, telephone cabling, security/fire alarms, land costs and other necessary operating items. Also, this contracted construction cost is subject to potential savings on several areas of subcontracted items. This project was started October of 2002 and is scheduled to be completed in February of 2003.

(7)      SUBSEQUENT EVENTS

On October 17, 2002, the Board of Directors of FirstBank NW Corp. authorized a 5% stock repurchase program, which is a total of 69,300 shares.

In November of 2002, the Bank is reviewing a contract for approximately $2.5 million for the construction of a new building and branch in Clarkston, Washington. Currently, the proposed construction cost is subject to negotiation changes. This project is expected to start in November of 2002 and be completed within the twelve month period.

(8)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the impact of adopting the provisions of SFAS No. 146 to significantly impact the financial position or results of operations of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this Statement are effective on or after October 1, 2002. Management does not expect the impact of adopting the provisions of SFAS No. 147 to significantly impact the financial position or results of operations of the Company.

(9)      Derivative financial instrument designated as hedges

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

At September 30, 2002, the Company had a swap agreement to exchange monthly payments on a notional amount of $10 million. The agreement terminates May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to Prime for a 6.32% fixed rate payment. Amounts to be paid or received on the interest rate swap will be included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $53,337 that were included in earnings during the six months ended September 30, 2002. The estimated net amount of the September 30, 2002 existing gains that are expected to be included into earnings within the next 12 months is approximately $157,000. During the quarter ending September 30, 2002 the Company recorded a credit of $113,721, net of $73,567 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the six months ending September 30, 2002 the Company recorded a credit of $156,621, net of $101,319 tax, to other comprehensive income arising from the change in value of cash flow hedges.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


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

The Company's principal business is the business of the Savings Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At September 30, 2002 the Bank had six offices in Idaho and two in Washington.

In April of 2002, the Bank opened a loan production office in Boise, Idaho for mortgage lending. In August of 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. The Bank's management is reviewing the feasibility of opening branches in Boise, Idaho and the Coeur d'Alene, Idaho area. The Bank is remodeling and expanding its Orchards Branch in Lewiston, Idaho and is expecting to build a branch in Clarkston, Washington.

On October 17, 2002, the Board of Directors of FirstBank NW Corp. authorized a 5% stock repurchase program, which is a total of 69,300 shares.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND MARCH 31, 2002

Assets increased from $307.8 million at March 31, 2002 to $325.8 million at September 30, 2002. Cash and cash equivalents increased from $24.0 million at March 31, 2002 to $28.3 million at September 30, 2002 as a result of an increase in non-interest bearing deposits of $3.7 million, an increase in federal funds sold of $2.3 million, and a decrease in interest bearing deposits of $1.7 million. Available-for-sale investment securities increased $1.6 million, of which $0.5 million is due to purchase of securities and $1.1 million is the increase in market value. Net loans receivable increased from $238.1 million at March 31, 2002 to $249.9 million at September 30, 2002. This change in net loans receivable resulted from increases in agricultural loans of $2.4 million, construction loans of $13.1 million, and residential loans of $2.0 million, and decreases in commercial loans of $5.2 million and consumer loans of

$0.5 million. Accrued interest receivable increased from $1.9 million at March 31, 2002 to $2.4 million at September 30, 2002. Cash surrender value of bank owned and other insurance policies increased from $6.8 million at March 31, 2002 to $ 7.1 million at September 30, 2002. Deposits increased from $196.1 million at March 31, 2002 to $210.7 million at September 30, 2002 as a result of decreases in brokered CD's of $0.5 million, CD's of $0.7 million, and money market accounts of $0.3 million, and increases in savings deposits of $0.8 million, non-interest checking accounts of $6.7 million, and interest checking accounts of $8.6 million. Federal Home Loan Bank of Seattle (FHLB) advances increased from $79.7 million at March 31, 2002 to $80.2 million at September 30, 2002. Accrued expenses and other liabilities increased from $2.6 million at March 31, 2002 to $3.6 million at September 30, 2002. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased from $0.6 million at March 31, 2002 to $1.5 million at September 30, 2002. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.

FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

Assets increased from $291.2 million at September 30, 2001 to $325.8 million at September 30, 2002. Cash and cash equivalents increased from $27.3 million at September 30, 2001 to $28.3 million at September 30, 2002 as a result of an increase in non-interest bearing deposits of $4.4 million, a decrease in federal funds sold of $3.7 million, and an increase in interest bearing deposits of $0.3 million. Available-for-sale investment securities increased $1.5 million, which is due to purchasing $1.9 million of securities, $1.1 million of proceeds from sales of securities, and $2.3 million is the increase in market value. The $2.6 million decrease in mortgage-backed securities is mostly due to proceeds from maturities of securities. Net loans receivable increased from $215.8 million at September 30, 2001 to $249.9 million at September 30, 2002. This change in net loans receivable resulted from increases in commercial loans of $25.1 million, agricultural loans of $4.0 million, and construction loans of $13.3 million, and decreases in residential loans of $6.0 million and consumer loans of $2.3 million. Accrued interest receivable decreased from $2.7 million at September 30, 2001 to $2.4 million at September 30, 2002. Cash surrender value of bank owned and other insurance policies increased from $6.5 million at September 30, 2001 to $ 7.1 million at September 30, 2002. Deposits increased from $180.8 million at September 30, 2001 to $210.7 million at September 30, 2002 as a result of increases in savings deposits of $1.9 million, brokered CD's of $7.6 million, CD's of $2.2 million, non-interest checking accounts $4.5 million, and interest checking accounts of $14.2 million, and decreases in money market accounts of $0.5 million. Federal Home Loan Bank of Seattle (FHLB) advances increased from $78.6 million at September 30, 2001 to $80.2 million at September 30, 2002. Accrued expenses and other liabilities increased from $2.1 million at September 30, 2001 $3.6 million at September 30, 2002. Non accrual loans decreased from $1.7 million at September 30, 2001 to $1.5 million at September 30, 2002.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

Net income increased from $593,312 for the three months ended September 30, 2001 to $645,363 for the three months ended September 30, 2002.

Net interest income increased from $2.5 million for the three months ended September 30, 2001 to $2.9 million for the three months ended September 30, 2002. Total interest income remained at $5.2 million for the three months ended September 30, 2001 and 2002. The yield on interest earning assets decreased from 7.96% for the three months ended September 30, 2001 to 7.22% for the three months ended September 30, 2002, which offsets the return on the $25.5 million increase in average interest earning assets. The average balance of loans receivable was $224.0 million in the second quarter of 2001 compared to $246.7 million in the second quarter of 2002. Interest income from investment securities increased from $150,000 for the three months ended September 30, 2001 to $161,000 for the three months ended September 30, 2002. Interest income from mortgage-backed securities decreased from $233,000 for the three months ended September 30, 2001 to $186,000 for the three months ended September 30, 2002. The decrease is due to the combination of an overall lower yield on mortgage-backed securities and the proceeds from maturities of securities. Interest expense decreased from $2.7 million for the three months ended September 30, 2001 to $2.3 million for the same period in 2002. The decrease in interest expense is due to a decrease in average FHLB advances with a decrease in weighted average rates on those advances and a higher average balance on deposits with a lower weighted average rate. The average FHLB advances balance for the three months ended September 30, 2001 was $85.9 million, whereas the average FHLB advances balance as of September 30, 2002 was $81.4 million. The weighted average rate on FHLB advances for the three months ended September 30, 2001 was 5.30%, whereas the weighted average rate on FHLB advances as of September 30, 2002 was 5.04% The average deposit balance for the three months ended September 30, 2001 was $149.0 million, whereas the average deposit balance as of September 30, 2002 was $174.2 million. The weighted average rate on deposits for the three months ended September 30, 2001 was 4.11%, whereas the weighted average rate on deposits as of September 30, 2002 was 2.81%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses increased from $185,000 for the three months ended September 30, 2001 to $228,000 for the three months ended September 30, 2002.

Non-interest income increased from $1.0 million for the three months ended September 30, 2001 to $1.1 million for the three months ended September 30, 2002. The primary reason for the increase in non-interest income is due to the gain on sale of loans and income generated from automated teller machine, visa check card, checking account charges and merchant bank card service fees.

Non-interest expense increased from $2.5 million for the three months ended September 30, 2001 to $2.9 million for the three months ended September 30, 2002. The increase in compensation and employee related benefits expense of $314,000, or 21.5% increase, is consistent with our 16.4% increase in full-time equivalent employees from 116 to 135 for the quarters ended September 30, 2001 and 2002, respectively. Non-interest expense for the three months ended September 30, 2002 include expenses for the Boise, Idaho and Spokane, Washington loan production offices, which did not exist for the three months ended September 30, 2001. The increase in other non-interest expense of $75,000 is mostly the result of increases in data processing expense of $14,000, supplies expense of $20,000, insurance expense of $6,000, merchant bankcard expense of $26,000, corresponding bank service charges of $26,000, and loan expense of $36,000.

Income taxes decreased from an expense of $279,000 for the three months ended September 30, 2001 to $252,000 for the same time period in 2002, due to a decrease in the effective tax rates. The effective tax rates for the quarters ended September 30, 2001 and 2002 were 32.00% and 28.05% respectively. The decrease in the effective tax rates is due to the taxable timing difference of life insurance income.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

Net income increased from $1,174,691 for the six months ended September 30, 2001 to $1,276,318 for the six months ended September 30, 2002.

Net interest income increased from $5.0 million for the six months ended September 30, 2001 to $5.8 million for the six months ended September 30, 2002. Total interest income decreased from $10.5 million for the six months ended September 30, 2001 to $10.2 million for the six months ended September 30, 2002. Interest income from loans receivable decreased from $9.3 million for the six months ended September 30, 2001 to $9.1 million for the six months ended September 30, 2002. The decrease resulted from an increase in average commercial loans receivable balance from $80.8 million at September 30, 2001 to $103.2 million at September 30, 2002. The weighted average yield on commercial loans decreased from 8.43% at September 30, 2001 to 6.91% at September 30, 2002. Interest income from mortgage-backed securities decreased from $526,000 for the six months ended September 30, 2001 to $371,000 for the six months ended September 30, 2002. The decrease in mortgage-backed securities interest income is due to the combination of an overall lower yield on mortgage-backed securities and the lower average balance of securities in the six months ended September 30, 2002 than September 30, 2001. Interest income from investment securities increased from $303,000 for the six months ended September 30, 2001 to $318,000 for the six months ended September 30, 2002. Interest expense decreased from $5.5 million for the six months ended September 30, 2001 to $4.5 million for the same period in 2002. The decrease in interest expense is due to a decrease in average FHLB advances and a decrease in weighted average rates on advances and deposits. The decrease in the average FHLB advances balance for the six months ended September 30, 2001 was $89.6 million, whereas the average FHLB advances balance for the six months ended September 30, 2002 was $81.6 million. The weighted average rate on advances and deposits were 4.70% and 3.54% for the six month periods ended September 30, 2001 and 2002, respectively.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses increased from $414,000 for the six months ended September 30, 2001 to $438,000 for the six months ended September 30, 2002.

Non-interest income increased from $2.0 million for the six months ended September 30, 2001 to $2.1 million for the six months ended September 30, 2002. The increase in non-interest income is due to the gain on sale of loans and income generated from automated teller machine, visa check card, checking account charges and merchant bank card service fees.

Non-interest expense increased from $4.9 million for the six months ended September 30, 2001 to $5.6 million for the six months ended September 30, 2002. The increase in compensation and employee related benefits expense of $558,000 is a result of additional compensation and employee related benefits from additional staff. The increase in other non-interest expense of $205,000 is mostly the result of increased expenses related to merchant bank card, checking accounts, and supplies.

Income taxes decreased from an expense of $587,000 for the six months ended September 30, 2001 to $461,000 for the same time period in 2002, due to a decrease in the effective tax rates. The effective tax rates for the six months ended September 30, 2001 and 2002 were 33.31% and 26.52% respectively. The decrease in the effective tax rates is due to the taxable timing difference of life insurance income.

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

At September 30, 2002, classified assets of the Company totaled $1.6 million. Assets classified as loss totaled $25,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $9,000, a small business loan of $3,000 and installment loans of $13,000. Assets classified as substandard totaled $1.5 million, which consisted of $334,000 of commercial loans, $264,000 of consumer loans, $700,000 of residential loans, $111,000 of agricultural loans, and a $131,000 REO. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                 At September 30,
                                           -----------------------------
                                               2001             2002
                                           ------------     ------------
                                                  (In Thousands)
     Loss                                  $         42     $         25
     Doubtful                                        --               --
     Substandard                                  1,923            1,540
                                           ------------     ------------
     Total classified assets               $      1,965     $      1,565
                                           ============     ============

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

                                           Year Ending                              Six Months Ending
                                          March 31, 2002                           September 30, 2002
                                  ------------------------------            ------------------------------
                                              Interest   Average                        Interest   Average
                                  Average       and       Yield/            Average       and       Yield/
                                  Balance    Dividends     Cost             Balance    Dividends     Cost
                                  -------    ---------     ----             -------    ---------     ----
                                                          (Dollars in Thousands)
Interest-earning assets (1):
Loans receivable:
Mortgage loans receivable         $ 71,426   $  5,415       7.58%           $ 64,724   $  2,373       7.33%
Commercial loans receivable         87,022      6,658       7.74             103,235      3,523       6.91
Construction loans receivable        6,659        692      10.39              13,750        739      10.75
Consumer loans receivable           34,657      2,917       8.42              32,495      1,348       8.30
Agricultural loans receivable       27,748      2,238       8.07              31,065      1,082       6.97
Unearned loan fees and
   discounts and allowance
   for loan losses                  (2,659)        --         --              (3,411)        --         --
                                  --------   --------   --------            --------   --------   --------
Loans receivable, net              224,853     17,920       8.00             241,858      9,065       7.53
Mortgage-backed securities          14,036        927       6.60              11,225        371       6.61
Investment securities               12,448        611       6.84              13,018        318       6.80
Other earning assets                17,886        789       4.89              22,110        474       5.09
                                  --------   --------                       --------   --------
Total interest-earning assets      269,223     20,247       7.67             288,211     10,228       7.27
                                             --------                                  --------

Non-interest-earning assets         19,110                                    20,984
                                  --------                                  --------
Total assets                      $288,333                                  $309,195
                                  ========                                  ========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts                $ 53,960      $ 916       1.70            $ 64,532   $    280       0.87
Certificates of deposit             98,701      4,747       4.81             106,788      2,164       4.05
                                  --------   --------                       --------   --------
Total deposits                     152,661      5,663       3.71             171,320      2,444       2.85

Advances from FHLB & other          83,395      4,328       5.19              81,598      2,033       4.98
                                  --------   --------                       --------   --------
Total interest-bearing
    liabilities                    236,056      9,991       4.23             252,918      4,477       3.54
                                             --------                                  --------
Total non-interest-bearing
   deposits                         19,752                                    23,080
Non-interest-bearing
    liabilities                      4,467                                     4,544
                                  --------                                  --------
Total liabilities                  260,275                                   280,542
Total stockholders' equity          28,058                                    28,653
                                  --------                                  --------

Total liabilities and
   total stockholders' equity     $288,333                                  $309,195
                                  ========                                  ========

Net interest income                          $ 10,256                                  $  5,751
                                             ========                                  ========

Interest rate spread                                        3.44%                                     3.73%
                                                        ========                                  ========

Net interest margin                             3.96%                                      4.17%
                                             =======                                   ========

Ratio of average interest-
   earning assets to average
   interest- bearing liabilities              114.05%                                    113.95%
                                             =======                                   ========

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

The primary investing activity of the Company is the origination of loans. During the six month period ended September 30, 2002, the Company originated loans based upon new production in the amounts of $160.0 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $6.5 million and $0.9 million for the six months ended September 30, 2001 and 2002, respectively. Proceeds from the sale of loans provided $48.9 million for the six months ended September 30, 2001 and $63.9 million for the six months ended September 30, 2002.

The primary financing activities of the Company are customer deposits, brokered deposits, and advances from FHLB. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $23.0 million for the six months ended September 30, 2001 and $14.6 million for the six months ended September 30, 2002, of which $16.1 million increase in branch deposits and $1.5 million decrease in brokered deposits. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. FHLB advances totaled $78.6 million at September 30, 2001 and $80.2 million at September 30, 2002. The Company also maintains additional credit facilities with Wells Fargo Bank, and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of September 30, 2001 and 2002. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets. Cash provided by advances from FHLB and other borrowing facilities were $129.9 million for the six months ended September 30, 2001 and $41.0 million for the six months ended September 30, 2002. Cash used for payments on these advances were $142.2 million for the six months ended September 30, 2001 and $40.5 million for the six months ended September 30, 2002.

At September 30, 2002, the Company held cash and cash equivalents of $28.3 million. In addition, at such date $14.1 million of the Company's investment securities were classified as available for sale.

The Company has commitments that have a future impact on the Company's liquidity position. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At September 30, 2002, the Company had loan commitments totaling $50.8 million, undisbursed lines of credit totaling $53.4 million, and undisbursed loans in process totaling $15.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2002 totaled $58.4 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of September 30, 2002, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 8.56%, 11.87% and 13.12% respectively.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset-sensitivity of the balance sheet at September 30, 2002, the Bank is expecting to be well positioned to benefit from rising and declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 6.21%, all else being equal. If rates were to sustain an immediate 200 bp decrease, net interest income would be expected to decline by 2.53%, all else being equal. The following reflects the Company's NII sensitivity analysis as of September 30, 2001, March 31, 2002 and September 30, 2002 as compared to the 10.00% Board approved policy limit.

     September 30, 2001:        -200 BP             Flat              +200 BP
                                -------             ----              -------
                                           (Dollars in Thousands)
     Year 1 NII                $ 10,698           $ 10,947            $ 11,065
     NII $ Change              $   (249)                --            $    118
     NII % Change                 -2.27%                --                1.08%


     March 31, 2002:            -200 BP             Flat              +200 BP
                                -------             ----              -------
                                           (Dollars in Thousands)
     Year 1 NII                $ 11,317           $ 11,549            $ 11,851
     NII $ Change              $   (232)                --            $    302
     NII % Change                 -2.01%                --               2.61%


     September 30, 2002:        -200 BP             Flat              +200 BP
                                -------             ----              -------
                                           (Dollars in Thousands)
     Year 1 NII                $ 12,004           $ 12,316            $ 12,790
     NII $ Change              $   (312)                --            $    474
     NII % Change                 -2.53%                --                6.21%


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

Item 3 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is ( i ) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and ( ii ) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

                  10.1 Employment Agreement between FirstBank Northwest, FirstBank Corp. and Clyde E. Conklin (3)

                  10.2 Employment Agreement between FirstBank Northwest, FirstBank Corp. and Larry K. Moxley (3)

                  10.3 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Clyde E. Conklin (3)

                  10.4 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Larry K. Moxley (3)

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer of FirstBank NW Corp. Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

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


                                  FIRSTBANK NW CORP.


DATED:  November  14, 2002        BY:  /s/ CLYDE E. CONKLIN
                                       -------------------------------------
                                       Clyde E. Conklin
                                       President and Chief Executive Officer

                                  BY:  /s/ LARRY K. MOXLEY
                                       -------------------------------------
                                       Larry K. Moxley
                                       Secretary and Chief Financial Officer

                             Certification Required
      By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Clyde E. Conklin, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FirstBank NW Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Clyde E. Conklin
-----------------------------------
Chief Executive Officer


Dated:  November 14, 2002

                             Certification Required
      By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Larry K. Moxley, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FirstBank NW Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Larry K. Moxley
---------------------------------
Chief Financial Officer


Dated: November 14, 2002