Form 10QSB
period 2002-12-31
FIRSTBANK CORP/ID
filed 2003-02-13
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended December 31, 2002


       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from _________ to _________

                         Commission file number 0-22435

                               FIRSTBANK NW CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Washington                                             84-1389562
-------------------------------                              -------------------
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








                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,292,941 shares outstanding on February 13, 2003.

Transitional Small Business Disclosure Format (check one):

[ ] Yes           [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


                                                                            Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
             December 31, 2002, March 31, 2002, and December 31, 2001          1
         Consolidated Statements of Income
            For the three months and nine months ended December 31,
               2002 and 2001                                                   2
         Consolidated Statements of Cash Flows
            For the nine months ended December 31, 2002 and 2001               3
         Consolidated Statements of Comprehensive Income
            For the three months and nine months ended December 31,
               2002 and 2001                                                   4
         Notes to Consolidated Financial Statements                         5-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-17

Item 3.  Controls and Procedures                                              18



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19
Item 2.  Changes in Securities and Use of Proceeds                            19
Item 3.  Defaults Upon Senior Securities                                      19
Item 4.  Submission of Matters to a Vote of Security Holders                  19
Item 5.  Other Information                                                    19
Item 6.  Exhibits and Reports on Form 8-K                                     19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                       FirstBank NW Corp. and Subsidiaries
                                 Consolidated Statements of Financial Condition


                                                                   December 31,      March 31,       December 31,
                                                                       2002            2002              2001
                                                                  -------------    -------------    -------------
                                                                   (Unaudited)                       (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                   $  13,287,814    $  10,841,708    $  15,071,601
  Interest bearing deposits                                             729,200        3,318,476          808,446
  Federal funds sold                                                  1,811,000        9,851,718        2,916,000
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      15,828,014       24,011,902       18,796,047

Investment securities:
  Available-for-sale                                                 16,580,860       12,523,641       12,201,965
Mortgage-backed securities:
  Held-to-maturity                                                    2,017,246        2,140,478        2,188,978
  Available-for-sale                                                  8,424,584        9,292,604       10,036,767
Loans receivable, net (Note 2)                                      251,716,095      234,395,856      226,076,810
Loans held for sale                                                   8,402,009        3,740,302        5,829,510
Accrued interest receivable                                           2,194,583        1,913,222        2,193,990
Real estate owned                                                        57,627          423,925          177,052
Stock in FHLB, at cost                                                5,636,975        5,379,875        5,301,575
Premises and equipment, net                                           5,805,351        5,506,770        5,593,249
Income taxes receivable                                                 107,883           42,963          209,463
Cash surrender value of bank owned and other insurance policies       7,195,581        6,849,783        6,784,163
Mortgage servicing assets                                               850,830        1,016,953          997,310
Other assets                                                          1,060,613          602,170          714,327
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 325,878,251    $ 307,840,444    $ 297,101,206
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 209,703,163    $ 196,122,514    $ 178,827,821
  Advances from borrowers for taxes and insurance                       677,404        1,395,685          798,887
  Advances from FHLB (Note 3)                                        81,565,282       79,722,443       86,749,292
  Income taxes payable                                                       --               --               --
  Deferred federal and state income taxes                               447,871          185,000          430,869
  Accrued expenses and other liabilities                              4,062,427        2,602,118        2,678,670
                                                                  -------------    -------------    -------------
Total Liabilities                                                   296,456,147      280,027,760      269,485,539
                                                                  -------------    -------------    -------------

  Commitments and contingencies (Note 6)
  Stockholders' Equity (Note 4):
  Preferred stock, $0.01 par value, 500,000 shares authorized;
     0 shares issued and outstanding                                         --               --               --
  Common stock, $0.01 par value, 5,000,000 shares authorized;
     1,380,992, 1,436,392, and 1,452,592 shares issued;
     1,276,439, 1,310,624 and 1,326,282 shares outstanding               13,847           14,400           14,563
  Additional paid-in-capital                                          9,813,703       10,842,691       11,131,171
  Retained earnings, substantially restricted                        19,629,952       18,144,686       17,733,127
  Unearned ESOP shares                                                 (906,870)        (969,580)        (990,470)
  Deferred compensation                                                (215,750)        (393,020)        (452,110)
  Accumulated other comprehensive income                              1,087,222          173,507          179,386
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           29,422,104       27,812,684       27,615,667
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 325,878,251    $ 307,840,444    $ 297,101,206
                                                                  =============    =============    =============


           See accompanying notes to consolidated financial statements

                                        FirstBank NW Corp. and Subsidiaries
                                         Consolidated Statements of Income


                                                   Three-months ended December 31,   Nine-months ended December 31,
                                                          2002          2001               2002          2001
                                                      -----------   -----------        -----------   -----------
                                                                             (Unaudited)

Interest income:
  Loans receivable                                    $ 4,655,507   $ 4,374,596        $13,720,642   $13,679,272
  Mortgage-backed securities                              174,583       201,938            545,820       727,998
  Investment securities                                   186,194       149,463            503,889       452,024
  Other interest earning assets                           250,082       221,172            724,313       587,016
                                                      -----------   -----------        -----------   -----------
Total interest income                                   5,266,366     4,947,169         15,494,664    15,446,310
                                                      -----------   -----------        -----------   -----------

Interest expense:
  Deposits                                              1,168,763     1,364,898          3,613,361     4,440,261
  Advances from FHLB and other borrowings               1,022,735       960,259          3,055,302     3,347,244
                                                      -----------   -----------        -----------   -----------
Total interest expense                                  2,191,498     2,325,157          6,668,663     7,787,505
                                                      -----------   -----------        -----------   -----------

Net interest income                                     3,074,868     2,622,012          8,826,001     7,658,805
Provision for loan losses                                 359,330       281,268            797,165       694,823
                                                      -----------   -----------        -----------   -----------
Net interest income after provision for loan losses     2,715,538     2,340,744          8,028,836     6,963,982
                                                      -----------   -----------        -----------   -----------

Non-interest income:
  Gain on sale of loans                                   608,330       561,563          1,532,030     1,396,667
  Gain on sale of securities, net                              --            --                 --       175,249
  Service fees and other charges                          501,216       506,275          1,551,653     1,431,513
  Commissions and other                                    38,605        26,194            122,548        91,277
                                                      -----------   -----------        -----------   -----------
Total non-interest income                               1,148,151     1,094,032          3,206,231     3,094,706
                                                      -----------   -----------        -----------   -----------

Non-interest expense:
  Compensation and employee related benefits            1,821,510     1,488,563          5,286,875     4,395,723
  Occupancy                                               307,177       299,139            932,664       916,379
  Other                                                   751,990       691,863          2,295,489     2,030,075
                                                      -----------   -----------        -----------   -----------
Total non-interest expense                              2,880,677     2,479,565          8,515,028     7,342,177
                                                      -----------   -----------        -----------   -----------

Income before income tax expense                          983,012       955,211          2,720,039     2,716,511
Income tax expense                                        264,350       327,103            725,059       913,711
                                                      -----------   -----------        -----------   -----------
Net income                                            $   718,662   $   628,108        $ 1,994,980   $ 1,802,800
                                                      ===========   ===========        ===========   ===========

Earnings per share (Note 5):
  Net income per share - basic                        $      0.56   $      0.47        $      1.55   $      1.31
  Net income per share - diluted                      $      0.55   $      0.45        $      1.49   $      1.28
  Cash dividends paid per common share                $      0.15   $      0.12        $      0.39   $      0.32
  Weighted average shares outstanding - basic           1,281,290     1,329,762          1,290,530     1,375,366
  Weighted average shares outstanding - diluted         1,313,479     1,382,093          1,338,698     1,408,374


           See accompanying notes to consolidated financial statements

                                      FirstBank NW Corp. and Subsidiaries,
                                      Consolidated Statements of Cash Flows


                                                                                  Nine-months ended December 31,
                                                                                       2002             2001
                                                                                  -------------    -------------
                                                                                           (Unaudited)

Cash flows from operating activities:
  Net income                                                                      $   1,994,980    $   1,802,800
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                                        468,608          502,649
    Amortization (accretion) of securities, net                                         (15,497)           9,294
    Provision for loan losses                                                           797,165          694,823
    Gain on sale of loans                                                            (1,532,030)      (1,396,667)
    Gain on sale of securities, net                                                          --         (175,249)
    FHLB stock dividends                                                               (257,100)        (269,700)
    ESOP compensation expense                                                           116,452           93,189
    Other (gains) losses, net                                                           (14,607)         (14,996)
    Deferred compensation expense                                                       177,270          177,271
    Deferred income taxes                                                              (346,658)         (69,337)
  Changes in assets and liabilities:
    Accrued interest receivable and other assets                                       (305,427)        (317,901)
    Advances (repayments) from borrowers for taxes and insurance                       (718,281)        (601,743)
    Accrued expenses and other liabilities                                            1,460,080          480,169
    Income taxes receivable                                                             (46,240)         (84,951)
                                                                                  -------------    -------------
Net cash provided by operating activities                                             1,778,715          829,651
                                                                                  -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity              118,855          141,379
  Proceeds from maturities of mortgage-backed securities; available-for-sale          1,352,487        2,239,325
  Proceeds from sale of mortgage-backed securities; available-for-sale                       --        5,271,715
  Purchase of investment securities; available-for-sale                              (3,289,618)              --
  Decrease in loans receivable from loans sold                                      109,446,494       73,154,341
  Other net change in loans receivable                                             (130,693,575)     (85,526,252)
  Purchases of premises and equipment                                                  (767,189)        (106,911)
  Purchase of bank owned and other insurance policies                                        --       (4,749,442)
  Net increase in cash surrender value of life insurance policies                      (345,798)        (290,264)
  Proceeds from sale of real estate owned                                               382,250          177,681
                                                                                  -------------    -------------
Net cash used in investing activities                                               (23,793,094)      (9,688,428)
                                                                                  -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                              (509,714)        (446,504)
  Net increase in deposits                                                           13,580,649       21,030,697
  Advances from FHLB and other borrowings                                            81,766,406      173,167,104
  Payments on advances from FHLB and other borrowings                               (79,923,567)    (177,334,835)
  Proceeds from stock options                                                            66,402               --
  Purchase of stock                                                                  (1,149,685)      (1,566,486)
                                                                                  -------------    -------------
Net cash provided by financing activities                                            13,830,491       14,849,976
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                 (8,183,888)       5,991,199

Cash and cash equivalents, beginning of period                                       24,011,902       12,804,848
                                                                                  -------------    -------------
Cash and cash equivalents, end of period                                          $  15,828,014    $  18,796,047
                                                                                  =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                      $   6,949,850    $   7,660,112
    Income taxes                                                                  $   1,136,362    $   1,067,999
  Noncash investing and financing activities:
    Unrealized gains (losses) on securities; available-for-sale, net of tax       $     750,010    $    (420,946)
    Unrealized gain on cash flow hedge derivative, net of tax                     $     163,705    $          --
    Loans receivable charged to the allowance for loan losses                     $     174,482    $     153,448
    Transfer from loans converted to real estate acquired through foreclosure     $          --    $     318,261


           See accompanying notes to consolidated financial statements

                                             FirstBank NW Corp. and Subsidiaries
                                       Consolidated Statements of Comprehensive Income


                                                             Three-months ended December 31,   Nine-months ended December 31,
                                                                   2002           2001               2002          2001
                                                               -----------    -----------        -----------   -----------
                                                                                       (Unaudited)

Net income                                                     $   718,662    $   628,108        $ 1,994,980   $ 1,802,800
                                                               -----------    -----------        -----------   -----------
Other comprehensive income (loss), net of tax:
     Change in unrealized gains (losses) on securities;
        available-for-sale, net of tax benefit (expense) of
        $76,360, $251,174, ($485,185), and $182,626               (118,039)      (388,271)           750,009      (420,946)
     Change in unrealized derivative gains on cash flow
        hedge, net of tax benefit (expense) of ($4,583), $0,
       ($105,901), and $0                                            7,084             --            163,705            --
                                                               -----------    -----------        -----------   -----------
     Net other comprehensive income (loss)                        (110,955)      (388,271)           913,714      (420,946)
                                                               -----------    -----------        -----------   -----------

Comprehensive income                                           $   607,707    $   239,837        $ 2,908,694   $ 1,381,854
                                                               ===========    ===========        ===========   ===========


           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      LOANS RECEIVABLE

Loans receivable at December 31, 2002, March 31, 2002, and December 31, 2001 consists of the following:

                                      December 31,     March 31,    December 31,
                                          2002           2002           2001
                                      ------------   ------------   ------------
                                       (Unaudited)                   (Unaudited)
Real estate loans:
   Residential                        $ 52,337,219   $ 62,680,034   $ 63,917,657
   Commercial                           68,695,843     52,495,723     47,302,624
   Agricultural                         16,474,608     16,263,924     15,822,350
   Construction                         40,954,334      9,869,760      9,467,728

Other loans:
   Commercial (non-real estate)         48,988,888     55,568,478     49,380,052
   Other consumer                        8,164,368      7,924,176      8,097,156
   Home equity                          21,678,840     24,831,875     25,632,172
   Agricultural operating               14,736,315     12,288,953     12,394,007
                                      ------------   ------------   ------------

Total loans receivable                 272,030,415    241,922,923    232,013,746

Less:
   Loans in process                     15,949,852      4,272,302      2,941,713
   Unearned loan fees and discounts      1,174,009        692,008        628,816
   Allowance for loan losses             3,190,459      2,562,757      2,366,407
                                      ------------   ------------   ------------

Loans receivable, net                 $251,716,095   $234,395,856   $226,076,810
                                      ============   ============   ============

Loans held for sale                   $  8,402,009   $  3,740,302   $  5,829,510
                                      ============   ============   ============

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the years indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                    December 31,        March 31,         December 31,
                                        2002              2002                2001
                                  ---------------    ---------------    ---------------
                                    (Unaudited)                           (Unaudited)
                                         % of Loans         % of Loans         % of Loans
                                         in Category        in Category        in Category
                                          to Total           to Total           to Total
(Dollars in Thousands)            Amount   Loans     Amount   Loans     Amount   Loans
                                  ------   ------    ------   ------    ------   ------

Residential                       $  237    21.66%   $  268    27.03%   $  166    29.33%
Construction                         595    14.60       133     4.02       134     3.98
Agricultural                         386    11.13       365    11.62       357    11.86
Commercial                         1,907    41.97     1,571    43.99     1,498    40.65
Consumer and other loans              65    10.64       226    13.34       211    14.18
                                  ------   ------    ------   ------    ------   ------
Total allowance for loan losses   $3,190   100.00%   $2,563   100.00%   $2,366   100.00%
                                  ======   ======    ======   ======    ======   ======



The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                               Nine-Months    Fiscal Year    Nine-Months
                                                  Ending        Ending          Ending
                                               December 31,    March 31,     December 31,
                                                   2002          2002            2001
                                               -----------    -----------    -----------
                                               (Unaudited)                   (Unaudited)

Balance at beginning of period                 $ 2,562,756    $ 1,758,263    $ 1,758,263
                                               -----------    -----------    -----------

Provision for loan losses                          797,165      1,063,920        694,823
                                               -----------    -----------    -----------

Charge-offs:
   Residential real estate                              --         40,766             --
   Construction real estate                             --         11,703         11,703
   Commercial non-real estate                       17,699         15,924         15,924
   Consumer and other loans                        156,782        198,262         66,140
                                               -----------    -----------    -----------
Total charge offs                                  174,481        266,655         93,767

Recoveries                                           5,019          7,229          7,088
                                               -----------    -----------    -----------

Net charge offs                                    169,462        259,426         86,679
                                               -----------    -----------    -----------

Balance at end of year                         $ 3,190,459    $ 2,562,756    $ 2,366,407
                                               ===========    ===========    ===========

Net charge-offs to average outstanding loans          0.07%          0.07%          0.04%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of generally accepted accounting principles ("GAAP") at the years indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

                                                December 31,    March 31,     December 31,
                                                    2002          2002            2001
                                                -----------    -----------    -----------
                                                (Unaudited)                   (Unaudited)
Loans accounted for on a  nonaccrual basis:
Real estate loans:
  Residential                                   $   706,270    $   176,670    $   483,121
  Construction                                           --             --        122,400
  Agricultural                                      224,974         85,870        109,450
  Commercial                                        595,291             --             --
Commercial non-real estate                            1,269         89,338        462,391
Consumer and other loans                            195,531        239,045        205,102
                                                -----------    -----------    -----------
Total                                             1,723,335        590,923      1,382,464

Accruing loans which are contractually
  past due 90 days or more                               --             --             --
                                                -----------    -----------    -----------

Total of nonaccrual and 90 days past
  due loans                                       1,723,335        590,923      1,382,464
Real estate owned                                    57,627        423,925        177,052
                                                -----------    -----------    -----------
Total nonperforming loans                         1,780,962      1,014,848      1,559,516

  Restructured loans                            $   411,891    $   106,866    $    16,807
                                                -----------    -----------    -----------

Total nonperforming assets                      $ 2,192,853    $ 1,121,714    $ 1,576,323
                                                ===========    ===========    ===========

Nonaccrual and 90 days or more past due
  loans as a percent of loans receivable, net          0.66%          0.25%          0.60%
Nonaccrual and 90 days or more past
  due loans as a percent of total assets               0.53%          0.19%          0.47%
Nonperforming assets as a percent of
  total assets                                         0.67%          0.36%          0.53%
Total nonperforming assets to total loans              0.78%          0.46%          0.66%



(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at December 31, 2002 and December 31, 2001 were $81,565,282 and $86,749,292 respectively.

Scheduled maturities of advances from Federal Home Loan Bank were as follows:

                                                       One Year to      Five Years to
                                    Less than One     Less than Five    Less than Ten     Greater than
At December 31, 2002:                    Year             Years             Years           Ten Years
                                    -------------     -------------     -------------     -------------

Maturities of advances from FHLB    $   9,356,600     $  48,808,604     $  22,166,610     $   1,233,468
Range of interest rates              1.35% - 6.62%     4.40% - 5.90%     3.33% - 6.21%             6.66%
Weighted average interest rate               4.67%             5.28%             4.27%             6.66%
Percentage of total advances                11.47%            59.84%            27.18%             1.51%


                                                       One Year to      Five Years to
                                    Less than One     Less than Five    Less than Ten     Greater than
At December 31, 2001:                    Year             Years             Years           Ten Years
                                    -------------     -------------     -------------     -------------

Maturities of advances from FHLB    $  20,935,000     $  52,348,000     $  12,182,824     $   1,283,468
Range of interest rates              1.83% - 6.59%     4.40% - 6.62%     4.57% - 6.21%             6.66%
Weighted average interest rate               2.93%             5.36%             5.01%             6.66%
Percentage of total advances                24.13%            60.34%            14.04%             1.49%


As of December 31, 2002, there were $30.75 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of five to less than ten year advances were callable within one year, $10.75 million of five to less than ten year advances were callable within one year and $10.0 million of five to less than ten year advances were callable within one to less than five years. As of December 31, 2001, there were $15.75 million of advances from Federal Home Loan Bank that were callable, of which $5.0 million of one year to less than five year advances were callable within one year, $0.75 million of five to less than ten year advances were callable within one year, and $10.0 million of five to less than ten year advances were callable within one to less than five years.

(4)      DIVIDENDS

On October 17, 2002, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of November 14, 2002. This dividend was paid on November 29, 2002. On January 16, 2003, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of February 6, 2003. The dividend will be paid on February 20, 2003.

(5)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                             For the Three Months Ended December 31, 2002   For the Nine Months Ended December 31, 2002
                             --------------------------------------------   -------------------------------------------

                                               Weighted-                                      Weighted-
                                                Average    Per-Share                           Average    Per-Share
                                 Net Income     Shares       Amount             Net Income     Shares       Amount
                                 ----------   ----------   ----------           ----------   ----------   ----------
Basic EPS:
Income available to common
    Stockholders                 $  718,662    1,281,290   $     0.56           $1,994,980    1,290,530   $     1.55
                                                           ==========                                     ==========
Effect of dilutive securities:
    Restricted stock awards              --       32,189                                --       48,168
                                 ----------   ----------                        ----------   ----------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                  $  718,662    1,313,479   $     0.55           $1,994,980    1,338,698   $     1.49
                                 ==========   ==========   ==========           ==========   ==========   ==========

                             For the Three Months Ended December 31, 2001   For the Nine Months Ended December 31, 2001
                             --------------------------------------------   -------------------------------------------

                                               Weighted-                                      Weighted-
                                                Average    Per-Share                           Average    Per-Share
                                 Net Income     Shares       Amount             Net Income     Shares       Amount
                                 ----------   ----------   ----------           ----------   ----------   ----------
Basic EPS:
Income available to common
    Stockholders                 $  628,108    1,329,762   $     0.47           $1,802,800    1,375,366   $     1.31
                                                           ==========                                     ==========
Effect of dilutive securities:
    Restricted stock awards              --       52,331                                --       33,008
                                 ----------   ----------                        ----------   ----------

Diluted EPS:
  Income available to common
    Stockholders - assumed

    Conversions                  $  628,108    1,382,093   $     0.45           $1,802,800    1,408,374   $     1.28
                                 ==========   ==========   ==========           ==========   ==========   ==========


As of December 31, 2002, outstanding options to purchase 147,000 shares of the Company's common stock were included in the computation of diluted EPS as their effect would have been antidilutive. As of December 31, 2001, outstanding options to purchase 155,400 shares of the Company's common stock were included in the computation of diluted EPS. Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

(6)      COMMITMENTS AND CONTINGENCIES

In September of 2002, the Bank signed a contract for $602,600 with a general contractor to remodel and expand the Orchards Branch in Lewiston, Idaho. This contracted construction cost is excluding architectural fees, equipment, furniture, telephone cabling, security/fire alarms, land costs and other necessary operating items. This contracted construction cost is subject to potential savings on several areas of subcontracted items. This project started October of 2002 and is scheduled to be completed in February of 2003.

In December of 2002, the Bank signed a contract for $2.1 million with a general contractor for the construction of a new building and branch in Clarkston, Washington. This contracted construction cost is excluding architectural fees, equipment, furniture, telephone cabling, security/fire alarms, land costs and other necessary operating items. This contracted construction cost is subject to potential savings on several areas of subcontracted items. This project started December of 2002 and is scheduled to be completed in June of 2003.

(7)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Corporation in the third quarter of 2003. The Corporation does not expect to effect a voluntary change in accounting to the fair value method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Corporation's future results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The initial recognition requirements of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of disclosure requirements is effective for the Corporation in the second quarter of 2003. The Corporation does not expect the adoption of Interpretation No. 45 to have a significant impact on the Corporation's future results of operations or financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this Statement are effective on or after October 1, 2002. The adoption of SFAS No. 147 did not have a significant impact on the financial position or results of operations of the Company.

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

(8)      Derivative financial instrument designated as hedges

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

At December 31, 2002, the Company had a swap agreement to exchange monthly payments on a notional amount of $10 million. The agreement terminates May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to Prime for a 6.32% fixed rate payment. Amounts to be paid or received on the interest rate swap will be included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $99,740 that were included in earnings during the nine months ended December 31, 2002. The estimated net amount of the December 31, 2002 existing gains that are expected to be included into earnings within the next 12 months is approximately $207,000. During the quarter ending December 31, 2002 the Company recorded a credit of $7,084, net of $4,583 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the nine months ending December 31, 2002 the Company recorded a credit of $163,705, net of $105,901 tax, to other comprehensive income arising from the change in value of cash flow hedges.

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

The Company's principal business is the business of the Savings Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At December 31, 2002 the Bank had six offices in Idaho and two in Washington.

In April of 2002, the Bank opened a loan production office in Boise, Idaho for mortgage lending. In August of 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. The Bank's management is reviewing the feasibility of opening branches in Boise, Idaho and the Coeur d'Alene, Idaho area. The Bank is remodeling and expanding its Orchards Branch in Lewiston, Idaho and has started building a branch in Clarkston, Washington.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our Mortgage Servicing Rights, the methodology for the determination of our allowance for loan losses, and the valuation of real estate held for sale. These policies and the judgments, estimates, and assumptions are described in greater detail in the consolidated financial statements included in the March 31, 2002 Form 10-KSB. In particular, the "Summary of Significant Accounting Policies" describes generally our accounting policies. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition.

FINANCIAL CONDITION AT DECEMBER 31, 2002 AND MARCH 31, 2002

Assets increased to $325.9 million at December 31, 2002 from $307.8 million at March 31, 2002. Cash and cash equivalents decreased to $15.8 million at December 31, 2002 from $24.0 million at March 31, 2002 as a result of an increase in non-interest bearing deposits of $2.4 million, an decrease in federal funds sold of $8.0 million, and a decrease in interest bearing deposits of $2.6 million. Available-for-sale investment securities increased $4.1 million, of which $3.3 million is due to purchase of securities used for collateralizing sweep accounts and $0.8 million is the increase in market value. Net loans receivable, including loans held for sale, increased to $260.1 million at December 31, 2002 from $238.1 million at March 31, 2002. This change in net loans receivable resulted from increases in commercial loans of $9.0 million, agricultural loans of $2.6 million, and construction loans of $18.1 million and decreases in residential loans of $4.9 million and consumer loans of $2.8 million. Accrued interest receivable increased to $2.2 million at December 31, 2002 from $1.9 million at March 31, 2002. Cash surrender value of bank owned and other insurance policies increased to $7.2 million at December 31, 2002 from $6.8 million at March 31, 2002. Deposits increased to $209.7 million at December 31,

2002 from $196.1 million at March 31, 2002 as a result of decreases in brokered CD's of $1.5 million, CD's of $0.2 million, and money market accounts of $0.8 million, and increases in savings deposits of $1.1 million, non-interest checking accounts of $6.9 million, and interest checking accounts of $8.1 million. Federal Home Loan Bank of Seattle (FHLB) advances increased to $81.6 million at December 31, 2002 from $79.7 million at March 31, 2002. Accrued expenses and other liabilities increased to $4.0 million at December 31, 2002 from $2.6 million at March 31, 2002. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased to $1.7 million at December 31, 2002 from $0.6 million at March 31, 2002. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.

FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

Assets increased to $325.9 million at December 31, 2002 from $297.1 million at December 31, 2001. Cash and cash equivalents decreased to $15.8 million at December 31, 2002 from $18.8 million at December 31, 2001 as a result of decreases in non-interest bearing deposits of $1.8 million, federal funds sold of $1.1 million, and interest bearing deposits of $0.1 million. Available-for-sale investment securities increased $4.4 million, which is due to purchasing $3.3 million of securities, $1.1 million of proceeds from sales of securities, and $0.8 million is the increase in market value. The $1.8 million decrease in mortgage-backed securities is primarily due to proceeds from maturities of securities. Net loans receivable, including loans held for sale, increased to $260.1 million at December 31, 2002 from $231.9 million at December 31, 2001. This change in net loans receivable resulted from increases in commercial loans of $20.2 million, agricultural loans of $3.0 million, and construction loans of $17.4 million, and decreases in residential loans of $8.6 million and consumer loans of $3.8 million. Accrued interest receivable remained at $2.2 million for the years ended December 31, 2002 and 2001. Cash surrender value of bank owned and other insurance policies increased to $7.2 million at December 31, 2002 from $6.8 million at December 31, 2001. Deposits increased to $209.7 million at December 31, 2002 from $178.8 million at December 31, 2001 as a result of increases in savings deposits of $2.1 million, brokered CD's of $3.1 million, CD's of $5.6 million, non-interest checking accounts $7.9 million, and interest checking accounts of $13.1 million, and decreases in money market accounts of $0.9 million. Federal Home Loan Bank of Seattle (FHLB) advances decreased to $81.6 million at December 31, 2002 from $86.7 million at December 31, 2001. Accrued expenses and other liabilities increased to $4.1 million at December 31, 2002 from $2.7 million at December 31, 2001. Non accrual loans increased to $1.7 million at December 31, 2002 from $1.4 million at December 31, 2001.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Net income increased to $718,662 for the three months ended December 31, 2002 from $628,108 for the three months ended December 31, 2001.

Net interest income increased to $3.1 million for the three months ended December 31, 2002 from $2.6 million for the three months ended December 31, 2001. Total interest income increased to $5.27 million for the three months ended December 31, 2002 from $4.9 million for the three months ended December 31, 2001. The yield on interest earning assets decreased to 7.08% for the three months ended December 31, 2002 from 7.62% for the three months ended December 31, 2001, which offsets the return on the $38.9 million increase in average interest earning assets. The average balance of loans receivable, including loans held for sale, was $256.1 million in the third quarter of 2002 compared to $221.0 million in the third quarter of 2001. Interest income from investment securities increased to $186,000 for the three months ended December 31, 2002 from $149,000 for the three months ended December 31, 2001. The increase is due to $4.7 million purchases of investment securities and $1.1 million sale of investment securities since December 31, 2001. Interest income from mortgage-backed securities decreased to $175,000 for the three months ended December 31, 2002 from $202,000 for the three months ended December 31, 2001. The decrease is due to proceeds from maturities of securities causing a declining balance. Interest expense decreased to $2.2 million for the three months ended December 31, 2002 from $2.3 million for the same period in 2001. The decrease in interest expense is due to decreasing weighted average rates on deposits and FHLB advances. The average FHLB advances balance for the three months ended December 31, 2002 was $81.4 million, whereas the average FHLB advances balance as of December 31, 2001 was $73.2 million. The weighted average rate on FHLB advances for the three months ended December 31, 2002 was 5.03%, whereas the weighted average rate on FHLB advances as of December 31, 2001 was 5.25%. The average deposit balance for the three months ended December 31, 2002 was $181.3 million, whereas the average deposit balance as of December 31, 2001 was $158.2 million. The weighted average rate on deposits for the three months ended December 31, 2002 was 2.58%, whereas the weighted average rate on deposits as of December 31, 2001 was 3.45%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses increased to $359,000 for the three months ended December 31, 2002 from $281,000 for the three months ended December 31, 2001.

Non-interest income remained at $1.1 million for the three months ended December 31, 2002 and 2001.

Non-interest expense increased to $2.9 million for the three months ended December 31, 2002 from $2.5 million for the three months ended December 31, 2001. The increase in compensation and employee related benefits expense of $333,000, or 22.4% increase, is primarily due to our 17.1% increase in average full-time equivalent employees from 117 to 137 at December 31, 2001 and 2002, respectively. Non-interest expense for the three months ended December 31, 2002 include expenses for the Boise, Idaho and Spokane, Washington loan production offices, which did not exist for the three months ended December 31, 2001. The increase in other non-interest expense of $60,000 is primarily the result of increases in data processing expense of $30,000 and merchant bankcard expense of $33,000.

Income taxes decreased to an expense of $264,000 for the three months ended December 31, 2002 from $327,000 for the same time period in 2001, due to a decrease in the effective tax rates. The effective tax rates for the quarters ended December 31, 2002 and 2001 were 26.89% and 34.24% respectively. The decrease in the effective tax rates is due to the permanent tax difference of bank owned life insurance.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Net income increased to $1,994,980 for the nine months ended December 31, 2002 from $1,802,800 for the nine months ended December 31, 2001.

Net interest income increased to $8.8 million for the nine months ended December 31, 2002 from $7.7 million for the nine months ended December 31, 2001. Total interest income increased to $15.5 million for the nine months ended December 31, 2002 from $15.4 million for the nine months ended December 31, 2001. Interest income from loans receivable remained at $13.7 million for the nine months ended December 31, 2002 and 2001. Interest income from mortgage-backed securities decreased to $546,000 for the nine months ended December 31, 2002 from $728,000 for the nine months ended December 31, 2001. The decrease in mortgage-backed securities interest income is due to lower average balance of securities in the nine months ended December 31, 2002 than December 31, 2001 from security sales of $5.3 million during the first quarter of 2001. Interest income from investment securities increased to $504,000 for the nine months ended December 31, 2002 from $452,000 for the nine months ended December 31, 2001. The increase in investment securities interest income is due to purchases of $3.3 million since August 2002. Interest expense decreased to $6.7 million for the nine months ended December 31, 2002 from $7.8 million for the same period in 2001. The decrease resulted from higher average balance on interest earning deposits with a lower cost and a lower average balance on FHLB advances with a lower cost. The average balance on interest earning deposits for the nine months ended December 31, 2002 was $174.7 million, whereas the average balance on interest earning deposits for the nine months ended December 31, 2001 was $148.0 million. The weighted average rate on deposits were 2.76% and 4.00% for the nine month periods ended December 31, 2002 and 2001, respectively. The average FHLB advances balance for the nine months ended December 31, 2002 was $81.5 million, whereas the average FHLB advances balance for the nine months ended December 31, 2001 was $84.1 million. The weighted average rate on advances were 5.00% and 5.30% for the nine month periods ended December 31, 2002 and 2001, respectively.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses increased to $797,000 for the nine months ended December 31, 2002 from $695,000 for the nine months ended December 31, 2001.

Non-interest income increased to $3.2 million for the nine months ended December 31, 2002 from $3.1 million for the nine months ended December 31, 2001.

Non-interest expense increased to $8.5 million for the nine months ended December 31, 2002 from $7.3 million for the nine months ended December 31, 2001. The increase in compensation and employee related benefits expense of $891,000 is a result of additional compensation and employee related benefits from additional staff. The average number of full time equivalent employees increased

17.1% from 117 to 137 at December 31, 2001 and 2002, respectively. The increase in other non-interest expense of $265,000 is mostly the result of increased expenses related to data processing, automated teller machine expense, supplies, insurance, auditing, merchant and visa bank card, and checking account charges.

Income taxes decreased to an expense of $725,000 for the nine months ended December 31, 2002 to $914,000 for the same time period in 2001, due to a decrease in the effective tax rates. The effective tax rates for the nine months ended December 31, 2002 and 2001 were 26.66% and 33.64% respectively. The decrease in the effective tax rates is due to the permanent tax difference of bank owned life insurance.

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

At December 31, 2002, classified assets of the Company totaled $2.0 million. Assets classified as loss totaled $12,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $2,000 and installment loans of $10,000. Assets classified as substandard totaled $2.0 million, which consisted of $725,000 of commercial loans, $309,000 of consumer loans, $915,000 of residential loans, and a $58,000 REO. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                              At December 31,
                                              2002       2001
                                            --------   --------
                                              (In Thousands)
                  Loss                      $     12   $    116
                  Doubtful                        --         --
                  Substandard                  2,007      1,999
                                            --------   --------
                  Total classified assets   $  2,019   $  2,115
                                            ========   ========

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

                                           Nine Months Ending                        Year Ending
                                           December 31, 2002                        March 31, 2002
                                  -----------------------------------    -----------------------------------
                                               Interest      Average                  Interest      Average
                                   Average        and         Yield/      Average        and         Yield/
                                   Balance     Dividends       Cost       Balance     Dividends       Cost
                                  ---------    ---------    ---------    ---------    ---------    ---------
                                                            (Dollars in Thousands)
Interest-earning assets (1):
Loans receivable:
Mortgage loans receivable         $  64,087    $   3,503         7.29%   $  71,426    $   5,415         7.58%
Commercial loans receivable         106,046        5,438         6.90       87,022        6,658         7.74
Construction loans receivable        16,929        1,179         9.29        6,659          692        10.39
Consumer loans receivable            31,859        1,981         8.29       34,657        2,917         8.42
Agricultural loans receivable        31,307        1,620         6.90       27,748        2,238         8.07
Unearned loan fees and
  discounts and allowance
  for loan losses                    (3,638)          --           --       (2,659)          --           --
                                  ---------    ---------    ---------    ---------    ---------    ---------
Loans receivable, net               246,590       13,721         7.45      224,853       17,920         8.00
Mortgage-backed securities           11,068          546         6.58       14,036          927         6.60
Investment securities                13,847          504         6.76       12,448          611         6.84
Other earning assets                 22,208          724         5.14       17,886          789         4.89
                                  ---------    ---------                 ---------    ---------
Total interest-earning assets       293,713       15,495         7.21      269,223       20,247         7.67
                                               ---------                              ---------

Non-interest-earning assets          21,845                                 19,110
                                  ---------                              ---------
Total assets                      $ 315,558                              $ 288,333
                                  =========                              =========

Interest-earning liabilities:
Passbook, NOW and money
  market accounts                 $  66,665    $     423         0.85    $  53,960    $     916         1.70
Certificates of deposit             107,993        3,191         3.94       98,701        4,747         4.81
                                  ---------    ---------                 ---------    ---------
Total deposits                      174,658        3,614         2.76      152,661        5,663         3.71

Advances from FHLB & other           81,508        3,055         5.00       83,395        4,328         5.19
                                  ---------    ---------                 ---------    ---------
Total interest-bearing
  liabilities                       256,166        6,669         3.16      236,056        9,991         4.23
                                               ---------                              ---------
Total non-interest-bearing
  deposits                           25,499                                 19,752
Non-interest-bearing
  liabilities                         4,959                                  4,467
                                  ---------                              ---------
Total liabilities                   286,624                                260,275
Total stockholders' equity           28,934                                 28,058
                                  ---------                              ---------

Total liabilities and
  total stockholders' equity      $ 315,558                              $ 288,333
                                  =========                              =========

Net interest income                            $   8,826                              $  10,256
                                               =========                              =========

Interest rate spread                                             3.05%                                  3.44%
                                                            =========                              =========

Net interest margin                                 4.18%                                  3.96%
                                               =========                              =========

Ratio of average interest-
  earning assets to average
  interest- bearing liabilities                   114.66%                                114.05%
                                               =========                              =========

(1) Does not include interest on loans 90 days or more past due.

LIQUIDITY AND CAPITAL RESOURCES

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Management actively analyzes and manages the Company's liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to support loan growth and deposit withdrawals, to satisfy financial commitments, and to take advantage of investment opportunities.

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, and borrowings from the Portland Branch Office of the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. See the Company's Consolidated Statement of Cash Flows to assist in analyzing our liquidity position.

The primary investing activity of the Company is the origination of loans. During the nine month period ended December 31, 2002, the Company originated loans based upon new production in the amounts of $272.0 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $1.5 million and $7.7 million for the nine months ended December 31, 2002 and 2001, respectively. Proceeds from the sale of loans provided $109.4 million for the nine months ended December 31, 2002 and $73.2 million for the nine months ended December 31, 2001.

The primary financing activities of the Company are customer deposits, brokered deposits, and advances from FHLB. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $13.6 million for the nine months ended December 31, 2002, which were $15.1 million increase in branch deposits and $1.5 million decrease in brokered deposits. Deposits provided $21.0 million for the nine months ended December 31, 2001. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. FHLB advances totaled $81.6 million at December 31, 2002 and $86.7 million at December 31, 2001. The Company also maintains additional credit facilities with Wells Fargo Bank and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of December 31, 2002 and 2001. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets. Cash provided by advances from FHLB and other borrowing facilities were $81.8 million for the nine months ended December 31, 2002 and $173.2 million for the nine months ended December 31, 2001. Cash used for payments on these advances were $79.9 million for the nine months ended December 31, 2002 and $177.3 million for the nine months ended December 31, 2001.

At December 31, 2002, the Company held cash and cash equivalents of $15.8 million. In addition, at such date $16.6 million of the Company's investment securities were classified as available for sale.

The Company has commitments that have a future impact on the Company's liquidity position. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At December 31, 2002, the Company had loan commitments totaling $44.2 million, undisbursed lines of credit totaling $50.7 million, and undisbursed loans in process totaling $15.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2002 totaled $51.2 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of December 31, 2002, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 8.25%, 11.76% and 13.01%, respectively.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset-sensitivity of the balance sheet at December 31, 2002, the Bank is expecting to be well positioned to benefit from rising and declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 4.88%, all else being equal. If rates were to sustain an immediate 100 bp decrease, net interest income would be expected to decline by 3.17%, all else being equal. The following reflects the Company's NII sensitivity analysis as of December 31, 2002, March 31, 2002 and December 31, 2001 as compared to the 10.00% Board approved policy limit.

         December 31, 2002:        -100 BP         Flat        +200 BP
                                   --------      --------      --------
                                          (Dollars in Thousands)
         Year 1 NII                $ 11,786      $ 12,172      $ 12,766
         NII $  Change             $   (386)           --      $    594
         NII % Change                 -3.17%           --          4.88%


         March 31, 2002:           -100 BP         Flat        +200 BP
                                   --------      --------      --------
                                          (Dollars in Thousands)
         Year 1 NII                $ 11,317      $ 11,549      $ 11,851
         NII $  Change             $   (232)           --      $    302
         NII % Change                 -2.01%           --          2.61%


         December 31, 2001:        -200 BP         Flat        +200 BP
                                   --------      --------      --------
                                          (Dollars in Thousands)
         Year 1 NII                $ 11,153      $ 11,314      $ 11,344
         NII $ Change              $   (161)           --      $     30
         NII % Change                 -1.42%           --          0.27%


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

     (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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


                                       FIRSTBANK NW CORP.


DATED: February 13, 2003               BY: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer


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




/s/ CLYDE E. CONKLIN
--------------------------
Chief Executive Officer



Dated: February 13, 2003

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




/s/ LARRY K. MOXLEY
--------------------------
Chief Financial Officer



Dated: February 13, 2003