Form 10KSB
period 2003-03-31
FIRSTBANK CORP/ID
filed 2003-06-06
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22435


                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                 Washington                                        84-1389562
---------------------------------------------                   ----------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                                  I.D. Number)

920 Main Street, Lewiston, Idaho                                         83501
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (208) 746-9610
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended March 31, 2003 were $25.0 million.

         The aggregate market value of voting stock held by nonaffiliates of the issuer was $20,388,737 based on the last reported sale price of the common stock of the issuer on the Nasdaq National Market on June 4, 2003. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the issuer have been excluded in that such persons may be deemed to be affiliates of the issuer.

         As of June 4, 2003, there were 1,294,881 shares outstanding of the issuer's common stock.

         Transitional Small Business Disclosure format (check one):
YES [ ]    NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the issuer's annual report and definitive proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into
     Part II and III of this Form 10-KSB.

                                     PART I

Item 1.  Description of Business
--------------------------------

General

         FirstBank NW Corp. (formerly known as FirstBank Corp.) ("Company"), a Washington corporation, was organized in Delaware in March of 1997 for the purpose of becoming the holding company for FirstBank Northwest (formerly known as First Federal Bank of Idaho, a Federal Savings Bank) ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank ("Conversion"). The Company completed the Conversion and initial public offering on July 1, 1997 through the sale of 1,983,750 shares of common stock at $10.00 per share. On January 30, 1998, the Bank converted to a Washington chartered savings bank.

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

         The Bank is a community-oriented financial institution, operating in one business segment, that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage loans, commercial, and agricultural real estate loans within the Bank's market area. The Bank also is active in originating construction, and consumer and other non-real estate loans. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the residential mortgage loans it originates.

         On February 24, 2003, the Company executed an Agreement and Plan of Reorganization proposing the acquisition of Oregon Trail Financial Corp., Baker City, Oregon ("Oregon Trail"), the unitary savings and loan holding company for Pioneer Bank, a Federal Savings Bank ("Pioneer"). Pursuant to the terms of the Agreement, shareholders of Oregon Trail will be entitled to receive for each share of Oregon Trail common stock either $22.00 in cash or 1.028 shares of the Company's common stock (subject to election and allocation procedures as provided for in the Agreement, which are intended to ensure that in the aggregate, 46% of the Oregon Trail shares will be exchanged for the Company's common stock). In the merger, the Company is expected to issue 1.48 million shares of common stock and approximately $36.5 million in cash, for a transaction value at announcement of approximately $74.0 million. The Agreement provides for the merger of Oregon Trail into the Company and the subsequent merger of Pioneer into the Bank. Following the completion of the acquisition, the Company will be the surviving holding company with 100% ownership of the Bank and the Bank will be the surviving thrift subsidiary. The merger is subject to regulatory approval.

Market Area

         FirstBank's general market area includes Northern Idaho and Eastern Washington, as well as Ada County in Southwest Idaho. Administratively headquartered in Lewiston, Idaho, the Bank operates eight full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and in Clarkston and Liberty Lake, Washington. The Bank also operates four real estate loan production offices in Lewiston, Moscow, Coeur d'Alene and Boise, Idaho, and commercial and agricultural production centers in Lewiston, Coeur d'Alene and Moscow, Idaho, and Spokane, Washington. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The vast majority of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         In general, the market areas served by the Bank are dependent on agriculture, manufacturing, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agricultural activity in the Bank's market area is mainly dry land farming, the primary crop being wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock production is also a major part of the region's economy. Coeur d'Alene is the largest city in Northern Idaho. Lewiston, Idaho serves as the regional center for state government. The economy of Lewiston, in Nez Perce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped maintain the economy in recent years. Moscow, Idaho, in Latah County, has a population of approximately 21,000 and the county itself has a population of approximately 35,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. Grangeville, Idaho, in Idaho County, has an economy based primarily on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry have resulted in a decline in the population of Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur d'Alene, Idaho, in Kootenai County, has a population of approximately 35,000 and the county itself has approximately 112,000 residents. Healthcare, manufacturing, construction, tourism, and forest products are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily because of the healthcare, retail trade, manufacturing, and tourism industries. Real estate activity has been high with a large amount of new home construction due to the increasing population. Liberty Lake, Washington is located in the rapidly growing I-90 corridor between Coeur d'Alene, Idaho and Spokane, Washington. In August 2002, the Bank expanded into Spokane, opening a commercial loan center close to the city center. The Bank's growth prospects throughout that region are believed by management to be outstanding as more businesses and technology firms locate there. In March 2002, the Bank expanded into the rapidly growing Boise, Idaho market by opening the Boise Residential Loan Center. The Boise MSA (Metropolitan Statistical Area), which includes Ada and Canyon counties has a population in excess of 400,000, the most densely populated area in the state of Idaho. Boise is the capital of Idaho, the home of Boise State University, and headquarters for a large number of national and international corporations. The Bank's growth opportunity in the Boise market is believed by management to be outstanding.

Selected Financial Data

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the fiscal years indicated.

                                                               At  March 31,
                                                      ------------------------------

FINANCIAL CONDITION DATA:                               2003       2002       2001
                                                      --------   --------   --------
                                                              (In Thousands)

Total assets                                          $332,398   $307,840   $281,062
Loans receivable, net                                  251,805    234,396    216,685
Loans held for sale                                      5,214      3,740      2,466
Cash and cash equivalents                               24,741     24,012     12,805
Investment securities available-for-sale                16,813     12,524     12,568
Mortgage-backed securities held-to-maturity              1,969      2,140      2,335
Mortgage-backed securities available-for-sale            7,649      9,293     17,704
Deposits and securities sold under agreements to
  repurchase                                           214,340    196,123    157,797
Advances from FHLB                                      81,816     79,722     90,917
Stockholders' equity                                    30,064     27,813     27,976



                                                           Year Ended March 31,
                                                      ------------------------------

                                                        2003       2002       2001
                                                      --------   --------   --------
SELECTED OPERATING DATA:                           (In Thousands, except per share data)

Interest income                                       $ 20,575   $ 20,248   $ 20,757
Interest expense                                         8,710      9,992     11,617
                                                      --------   --------   --------
Net interest income                                     11,865     10,256      9,140
Provision for loan losses                                1,033      1,064        303
                                                      --------   --------   --------
Net interest income after provision for loan losses     10,832      9,192      8,837
Non-interest income                                      4,692      4,015      2,594
Non-interest expenses                                   11,699      9,766      8,683
                                                      --------   --------   --------
Income before income tax expense                         3,825      3,441      2,748
Income tax expense                                       1,053      1,065        866
                                                      --------   --------   --------
Net income                                            $  2,772   $  2,376   $  1,882
                                                      ========   ========   ========

Per share data:
  Basic earnings per share                            $   2.15   $   1.76   $   1.34
  Diluted earnings per share                          $   2.07   $   1.70   $   1.30
                                                      ========   ========   ========

Dividends per share                                   $   0.54   $   0.44   $   0.38
                                                      ========   ========   ========

                                                                       At or For the
                                                                    Year Ended March 31,
                                                                 --------------------------

                                                                  2003      2002      2001
                                                                 ------    ------    ------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)                                       0.87%     0.82%     0.71%
Return on average equity (2)                                       9.49      8.47      7.07
Average equity to average assets (3)                               9.16      9.73     10.00
Total equity to total assets at end of year                        9.04      9.03      9.95
Interest rate spread (4)                                           3.73      3.44      3.21
Net interest margin (5)                                            4.16      3.96      3.83
Average interest-earning assets to average interest-bearing
  liabilities                                                    114.96    114.05    113.10
Non-interest expense as a percent of average assets                3.67      3.39      3.27
Efficiency ratio (6)                                              68.04     66.57     71.82
Dividend payout ratio                                             25.37     25.60     29.19

Equity Ratios:
Tier I capital to average assets                                   8.40      8.79      9.18
Tier I capital to risk-weighted assets                            11.84     12.28     13.52
Total capital to risk-weighted assets                             13.09     13.47     14.45

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent
  of loans receivable, net                                         0.50      0.25      0.66
Nonperforming assets as a  percent of total assets                 0.55      0.36      0.53
Allowance for loan losses as a percent of total loans
  receivable                                                       1.25      1.06      0.79
Allowance for loan losses as a percent of nonperforming
  loans                                                          272.90    433.67    121.83
Net charge-offs to average outstanding loans                       0.07      0.12      0.07
Allowance for loan losses as a percent of net charge-offs         18.76      9.90     11.80

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

Lending Activities

         General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential property. With the establishment of the Commercial Loan Department in fiscal 1998, commercial real estate and commercial non-real estate lending have become a significant portion of the lending activities. The Bank is also active in originating construction and agricultural real estate loans. The Bank to a lesser extent also originates home equity and agricultural operating loans. The Bank's net loans receivable totaled $251.8 million at March 31, 2003, representing 75.8% of consolidated total assets.

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan for the years indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.

                                                             At March 31,
                                   -----------------------------------------------------------------
                                          2003                   2002                   2001
                                          ----                   ----                   ----
                                    Amount     Percent     Amount     Percent     Amount     Percent
                                   --------   --------    --------   --------    --------   --------
                                                         (Dollars in Thousands)

Real estate loans:
Residential                        $ 50,781      18.60%   $ 62,680      25.91%   $ 72,426      32.61%
Agricultural                         15,921       5.83      16,264       6.72      15,383       6.93
Commercial                           68,125      24.95      52,496      21.70      37,969      17.09
Construction                         46,836      17.16       9,870       4.08       8,028       3.61
                                   --------   --------    --------   --------    --------   --------
Total real estate loans             181,663      66.54     141,310      58.41     133,809      60.24
                                   --------   --------    --------   --------    --------   --------

Consumer and other loans:
Commercial                           50,603      18.53      55,568      22.97      41,789      18.82
Home equity                          19,924       7.30      24,832      10.26      27,323      12.30
Other consumer                        7,843       2.87       7,924       3.28       8,255       3.72
Agricultural operating               13,000       4.76      12,289       5.08      10,938       4.92
                                   --------   --------    --------   --------    --------   --------
Total consumer and other loans       91,370      33.46     100,613      41.59      88,305      39.76
                                   --------   --------    --------   --------    --------   --------

Total loans receivable              273,033     100.00%    241,923     100.00%    222,111     100.00%
                                              ========               ========               ========

Less:
Loans in process                     16,677                  4,272                  3,248
Unearned loan fees and discounts      1,137                    692                    420
Allowance for loan losses             3,414                  2,563                  1,758
                                   --------               --------               --------
Loans receivable, net              $251,805               $234,396               $216,685
                                   ========               ========               ========

Loans held for sale                $  5,214               $  3,740               $  2,466
                                   ========               ========               ========

Average amount of loans:
Residential real estate            $     74               $     75               $     73
Agricultural real estate           $    114               $    137               $    121
Commercial real estate             $    349               $    338               $    317
Construction real estate           $    153               $    143               $    100
Consumer and other loans           $     38               $     40               $     34


         Residential Real Estate Lending (Mortgage Banking). The Bank is active in the origination of mortgage loans to enable borrowers to purchase or refinance residential real estate. At March 31, 2003, $50.8 million, or 18.6%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable-rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").

         The Bank generally sells a majority of the residential mortgage loans it originates. A majority of the loans sold by the Bank are sold to private investors. The remainder of loans sold are purchased by Fannie Mae or Freddie Mac. The Bank sells loans to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, loans are sold without recourse, although on occasion, the Bank has sold loans with recourse. As of March 31, 2003, the Bank remains contingently liable for approximately $149,000 of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "Loan Originations, Sales and Purchases."

         The Bank offers ARM loans at rates and terms competitive with market conditions. The Bank currently offers ARM products that adjust annually after an initial fixed period of one, three, five, or seven years based on the applicable FHLB index. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The terms and conditions of the ARM loans offered by the Bank, including the index for interest rates, may vary from time to time. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 2003, the Bank's residential loan portfolio included $9.9 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has found that its origination of non-conforming loans has not resulted in increased amounts of nonperforming loans.

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

         Construction Lending. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions primarily in Coeur d'Alene and Boise, Idaho, lower long-term interest rates and an increased demand for housing units as a result of the population growth in Idaho. At March 31, 2003, construction loans totaled $46.8 million, or 17.2% of total loans. At that date, the average amount of the Bank's construction loans was approximately $153,000. The largest construction loan in the Bank's portfolio at March 31, 2003 was $1.5 million. During the year ended March 31, 2003, construction loans constituted 23.0% of total loan originations. During fiscal year 2003, the Bank entered the Boise area and increased the construction loan activity. Originations of construction loans from the Boise loan production office was $52.1 million and originations of construction loans from the Coeur d'Alene office was $20.4 million during the fiscal year ended March 31, 2003.

         The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent financing in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 2003, speculative loans totaled $17.5 million, or 37.3% of the total construction loan portfolio. Construction loans to individuals are generally converted to permanent mortgage loans upon completion of the construction period. At March 31, 2003, custom construction loans to individuals totaled $3.4 million or 7.2% of the total construction loan portfolio.

         At March 31, 2003 and 2002, the composition of the Company's construction loan portfolio was as follows:

                                                    At March 31,
                                     ------------------------------------------
                                            2003                   2002
                                            ----                   ----
                                      Amount     Percent     Amount     Percent
                                     --------   --------    --------   --------
                                               (Dollars in Thousands)

         Speculative construction    $ 17,471      37.30%   $  3,554      36.01%
         Presold construction          17,105      36.52       1,329      13.46
         Custom construction            3,354       7.16       2,446      24.78
         Permanent construction         7,677      16.39       2,416      24.48
         Land construction                963       2.06          --         --
         Participation construction       266       0.57         125       1.27
                                     --------   --------    --------   --------

         Total                       $ 46,836     100.00%   $  9,870     100.00%
                                     ========   ========    ========   ========


         Construction lending provides the Bank with the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified (i.e., speculative loans) carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio. Accordingly, the Bank closely monitors sales and listings in its real estate markets and will limit the amount of speculative loans if it perceives unfavorable market conditions.

         Loans to builders for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy permits a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation and monitors each builder's borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 2003, the Bank had approved eight major builders, the largest borrowing capacity of which was approximately $3.5 million. At March 31, 2003, the Bank's major builders had total loans of $2.6 million outstanding. The Boise loan production office had approved two major builders, one of which has the largest borrowing capacity of approximately $3.5 million and an outstanding loan balance of $2.6 million. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

         The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by either Bank personnel or independent fee inspectors. At inception, the Bank also requires the builder (other than approved major builders) to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. Alternatively, the Bank may require that the borrower pay for the first portion of construction costs before the loan proceeds are used. Major builders are permitted to utilize the loan proceeds from the initiation of construction and to carry the short-fall between construction costs and the loan amount, based on their financial strength, until the property is sold.

         Agricultural Lending. Agricultural lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 28 years of experience, the Chief Operating Officer has 22 years of experience, and the Vice President of Agricultural Lending has 25 years of experience in agricultural lending. The existing staff's experience maintains the Bank as one of the most experienced agricultural lenders in the area.

         Agricultural Real Estate Lending. The Bank presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Bank's market area, primarily around Lewiston. The Bank offers adjustable-rate loans that adjust annually after an initial fixed period of one, three or five years. Such loans generally provide for up to a 25-year term. The Bank also offers fixed-rate loans with a ten-year term and a ten-year amortization schedule. At March 31, 2003, agricultural real estate loans totaled $15.9 million, or 5.8% of the Bank's total loan portfolio.

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the borrower and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 2003, the largest agricultural real estate loan was $931,000, which was performing according to its terms, and the Bank's average agricultural real estate loan was approximately $114,000.

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

         Agricultural Operating Lending. At March 31, 2003, agricultural operating loans totaled $13.0 million, or 4.8% of total loans. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and their business entities. Payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Underwriting requires substantial cash working capital and annual production income sufficient to meet payment obligations on an annual basis.

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

         Commercial Real Estate Lending. Commercial real estate lending has become a significant part of the Bank's lending strategy. At March 31, 2003, the Bank's commercial real estate loan portfolio totaled $68.1 million, or 25.0% of total loans. During the year ended March 31, 2003, originations of commercial real estate loans totaled $37.0 million and constituted 11.1% of total loan originations. In connection with the expansion of the Bank's community banking activities, the Bank intends to continue commercial real estate lending, subject to market conditions.

         The Bank's commercial real estate loans include loans secured primarily by owner-occupied buildings, storage facilities, manufactured home parks, small office buildings, retail shops, multi-family residential properties and other small commercial properties. The portfolio also contains a very limited amount of specialty realty (i.e., restaurants, motels, etc.). Commercial real estate loans in the Bank's portfolio primarily consists of loans originated by the Bank. At March 31, 2003, the Bank's commercial real estate loan average size was $349,000 and the largest loan was $4.3 million. Appraisals on properties that secure commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Security debt coverage ratios, total debt coverage ratios, and working capital assessments are key underwriting criteria. Operating statements on most commercial loans are prepared and submitted to the Bank on an annual basis.

         Commercial Business Lending. Commercial business lending is important to the Bank's lending strategy. The Bank's real estate relationships have resulted in commercial lending opportunities with these customers. This reflects the Bank's objective to provide its commercial and small business customers with a complete lending and banking relationship. At March 31, 2003, nonresidential commercial business loans totaled $50.6 million, or 18.5% of the total loan portfolio. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit renewed annually while equipment secured loans are term loans of up to five years. To more accurately reflect the overall interest rate environment, the Bank has changed the index used for adjustable rate loans from the one year Treasury constant maturity to the applicable FHLB index.

         Commercial business lending provides the Bank with an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, the collateral for these loans is usually more difficult to evaluate and monitor and, therefore, these loans involve a higher degree of risk than commercial real estate or one- to four-family residential mortgage loans. Because loan payments are dependent on cash flow and profitability of the business, and require successful operation and management of the business entity, repayment of such loans may be affected by adverse conditions in the commercial real estate market or the economy. Accordingly, management strength, performance history within the business sector and other financial resources are included in underwriting criteria for commercial business loans. In addition, personal guarantees are typically required to assure those strengths are backing the credit relationship.

         Of the commercial loan production in fiscal year 2003, operating loans represent 60.9%, equipment loans 16.7%, working capital loans 10.2%, letters of credit 7.0%, and small business and participation loans 5.2%. The Bank participates in small business and industry guarantee programs that are designed to assist businesses that cannot qualify for conventional financing.

         Consumer and Other Lending. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2003, the Bank's consumer and other non-mortgage loans totaled approximately $27.8 million, or 10.2% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has more aggressively marketed.

         At March 31, 2003, home equity loans totaled $19.9 million. The Bank offers both home equity second mortgage loans and lines of credit. The Bank's home equity loans are secured by first or second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years with fixed interest rates and ten year term loans with adjustable interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate. Home equity loans are generally underwritten at 80% loan to value including the first mortgage with exceptions granted for demonstrated exceptional financial strength.

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

         Loans Held for Sale. Loans held for sale totaled $5.2 million at March 31, 2003 and $3.7 million at March 31, 2002. Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined on a loan by loan basis. The Bank usually sells loans a short time after originating the loan. The change in loan balances for loans held for sale at a specific time fluctuates with the volume of real estate residential loan originations.

         Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2003 regarding the dollar amount of principal repayments for loans becoming due during the years indicated, excluding loans held for sale. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                               One       After 5 Years  After 10 Years
                               Within      Year Through     Through        Through         Beyond
                              One Year       5 Years        10 Years       15 Years       15 Years         Total
                             ----------     ----------     ----------     ----------     ----------     ----------
                                                                (In Thousands)
Real estate loans:
  Residential                $      147     $    1,533     $    4,392     $    8,641     $   36,068     $   50,781
  Construction                   46,836             --             --             --             --         46,836
  Commercial                      4,615         10,409          7,686          8,049         37,366         68,125
Agricultural                      8,521          4,819          2,214          1,891         11,476         28,921
Commercial non-real estate       27,724         18,716          3,720            159            284         50,603
Consumer and other loans          2,187          5,587         13,487          5,196          1,310         27,767
                             ----------     ----------     ----------     ----------     ----------     ----------
Total loans receivable       $   90,030     $   41,064     $   31,499     $   23,936     $   86,504     $  273,033
                             ==========     ==========     ==========     ==========     ==========     ==========

         The following table sets forth the dollar amount of all loans due after March 31, 2003 that have fixed interest rates and have floating or adjustable interest rates, excluding loans held for sale.

                                                    Fixed          Floating or
                                                    Rates       Adjustable Rates
                                                  ----------    ----------------
Real estate loans:                                        (In Thousands)
  Residential                                     $   34,596       $   16,185
  Construction                                        18,527           28,309
  Commercial                                           2,125           66,000
Agricultural                                           1,270           27,651
Commercial non-real estate                            10,091           40,512
Consumer and other loans                              19,310            8,457
                                                  ----------       ----------
Total loans receivable                            $   85,919       $  187,114
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

         Residential real estate loans up to $322,700 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans must be approved by two members of the management loan committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans must be approved by two members of the management loan committee. Consumer loans up to $50,000 and home equity loans up to $150,000 may be approved by designated underwriters provided that the total loan relationship is $200,000 or less. All other consumer and home equity loans must be approved by two members of the management loan committee.

         Loan Originations, Sales and Purchases. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 2003, the Bank originated $334.7 million of loans. Residential real estate loan originations totaled $129.7 million for the year ended March 31, 2003, which constituted 38.7% of total loan originations.

         In the early 1990s, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $2.4 million and $1.8 million during the years ended March 31, 2003 and 2002, respectively. The Bank sells loans on a loan-by-loan basis. Generally, a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. When a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In that event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, loans are sold without recourse, although in the past the Bank has sold loans with recourse.

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

         The Bank has experienced an increase in the refinancing of loans during fiscal year 2002 and throughout fiscal year 2003 due to the lower interest rates available on loans.

         The following table shows total loans originated, purchased, sold and repaid during the years indicated.

                                                                    Year Ended March 31,
                                                           --------------------------------------
                                                              2003          2002          2001
                                                           ----------    ----------    ----------
                                                                       (In Thousands)
Total loans receivable and loans held for sale at
beginning of year                                          $  245,663    $  224,577    $  193,032
                                                           ----------    ----------    ----------

Loans originated:
Real estate loans:
  Residential                                                 129,681        95,501        58,139
  Construction                                                 77,125        17,284        12,036
  Agricultural                                                  2,530         5,348         3,006
  Commercial                                                   37,026        25,895        16,914
Commercial non-real estate                                     56,599        58,932        42,019
Consumer and other loans                                       31,758        31,569        36,292
                                                           ----------    ----------    ----------
Total loans originated                                        334,719       234,529       168,406
                                                           ----------    ----------    ----------

Credit card advances                                            3,336         2,871         2,193
                                                           ----------    ----------    ----------
Loans originated, not funded                                  (59,596)      (57,218)      (56,813)
                                                           ----------    ----------    ----------

Loans purchased and loan participations:
  Real estate loans:
  Residential                                                      37           107            10
  Construction                                                    482           581           703
  Agricultural                                                  5,950         4,450         2,212
  Commercial                                                    2,900           690            --
Commercial non-real estate                                         --            --            --
Consumer and other loans                                           --            --         1,900
                                                           ----------    ----------    ----------
Total loans purchased                                           9,369         5,828         4,825
                                                           ----------    ----------    ----------

Loans sold:
Servicing retained                                            (26,696)      (31,303)       (7,529)
Servicing released                                           (122,115)      (61,641)      (41,842)
                                                           ----------    ----------    ----------
Total loans sold                                             (148,811)      (92,944)      (49,371)
                                                           ----------    ----------    ----------

Loan principal repayments                                     (78,263)      (56,786)      (30,803)
                                                           ----------    ----------    ----------

Refinanced loans                                              (28,170)      (15,194)       (6,892)
                                                           ----------    ----------    ----------
Change in total loans receivable                               32,584        21,086        31,545
                                                           ----------    ----------    ----------
Total loans receivable and loans held for sale at end of
  year                                                     $  278,247    $  245,663    $  224,577
                                                           ==========    ==========    ==========

         Loan Commitments. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $59.0 million at March 31, 2003. In addition, the Bank had commitments to fund outstanding credit lines of approximately $46.4 million and commitments to fund credit card lines of approximately $4.7 million at March 31, 2003.

         Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $1.1 million of unearned loan fees and discounts at March 31, 2003 and $692,000 of unearned loan fees and discounts at March 31, 2002.

         Loan Servicing. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 2003, the Bank was servicing $115.5 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 2003, the Bank held $1.1 million in escrow for its portfolio of loans serviced.

         Mortgage Servicing Rights. At March 31, 2003, mortgage servicing rights were $826,000, which is net of an allowance for impairment on mortgage servicing rights of $306,000. At March 31, 2002 mortgage servicing rights were $1.0 million, with no allowance for impairment on mortgage servicing. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the period noted:

                                       For the year ending   For the year ending
                                          March 31, 2003        March 31, 2002
                                          --------------        --------------
     Beginning Balance                    $    1,016,953        $      866,489
       Additions                                 278,745               283,457
       Amortization                             (163,594)             (132,993)
       Impairment recognized                    (306,290)                   --
                                          --------------        --------------
     Ending Balance                       $      825,814        $    1,016,953
                                          ==============        ==============


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

                                                                At March 31,
                                                         --------------------------
                                                          2003      2002      2001
                                                         ------    ------    ------
                                                           (Dollars in Thousands)
         Loans accounted for on a nonaccrual basis:
         Real estate loans:
           Residential                                   $  429    $  177    $  308
           Construction                                      --        --       316
           Agricultural                                      10        86        57
           Commercial                                       175        --        --
         Commercial non-real estate                         499        89       226
         Consumer and other loans                           138       239       254
                                                         ------    ------    ------
         Total                                            1,251       591     1,161
                                                         ------    ------    ------

         Accruing loans which are contractually
          past due 90 days or more:
         Real estate loans:
           Residential                                       --        --       125
           Construction                                      --        --        --
           Agricultural                                      --        --        --
           Commercial                                        --        --        --
         Commercial non-real estate                          --        --       157
         Consumer and other loans                            --        --        --
                                                         ------    ------    ------
         Total                                               --        --       282
                                                         ------    ------    ------

         Total of nonaccrual and 90 days past
          due loans                                       1,251       591     1,443
         Real estate owned                                  120       424        33
                                                         ------    ------    ------
         Total nonperforming loans                        1,371     1,015     1,476

           Restructured loans                            $  442    $  107    $   --
                                                         ------    ------    ------

         Total nonperforming assets                      $1,813    $1,122    $1,476
                                                         ======    ======    ======

         Nonaccrual and 90 days or more past due
           loans as a percent of loans receivable, net     0.50%     0.25%     0.66%
         Nonaccrual and 90 days or more past
           due loans as a percent of total assets          0.38%     0.19%     0.51%
         Nonperforming assets as a percent of
           total assets                                    0.55%     0.36%     0.53%
         Total nonperforming assets to total loans         0.66%     0.46%     0.66%


         Interest income that would have been recorded for the year ended March 31, 2003 had nonaccruing loans been current in accordance with their original terms amounted to approximately $61,000. The amount of interest included in interest income on such loans for the year ended March 31, 2003 amounted to approximately $56,000.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or 90 day liquidation value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2003, the Bank had $120,000 of residential real estate REO.

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

         At March 31, 2003, classified assets of the Bank totaled $2.1 million. Assets classified as loss totaled $27,000 and consisted of installment loans of $24,000, a mortgage loan of $2,000, and overdrawn negotiable order of withdrawal ("NOW") accounts totaling $1,000. Assets classified as substandard totaled $2.1 million, which consisted of $685,000 of commercial business loans, $175,000 of commercial real estate loans, $206,000 of consumer loans, $886,000 of residential loans, and $120,000 in REO. Of the substandard assets, 75.8% resulted from loss of income or unemployment through the downturn in economy, including some bankruptcies, and 24.2% resulted from unpredicted management decisions by the borrower. The decline in the logging, timber, and farming industries remains a threat to the Bank's quality of assets. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                  At March 31,
                                            ------------------------

                                             2003     2002     2001
                                            ------   ------   ------
                                                 (In Thousands)
                  Loss                      $   27   $   76   $   26
                  Doubtful                      24       --       --
                  Substandard                2,072    1,405    2,417
                                            ------   ------   ------
                  Total classified assets   $2,123   $1,481   $2,443
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

         The general allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on management's evaluation of probable losses in the loan portfolio. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors including historical loss trends, trends in classified assets, trends in delinquency and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured, based upon, among other factors, the estimated fair market value of the underlying collateral and estimated holding and selling costs. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

         At March 31, 2003, the Bank had an allowance for loan losses of $3.4 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                                       Year Ended March 31,
                                                                    --------------------------

                                                                     2003      2002      2001
                                                                    ------    ------    ------
                                                                      (Dollars in Thousands)
                  Allowance at beginning of year                    $2,563    $1,758    $1,604

                  Provision for loan losses(1)                       1,033     1,064       303

                  Recoveries                                            22         7         6

                  Charge-offs:
                  Real estate loans:
                    Residential                                         --        41        44
                    Construction                                        --        12        --
                  Commercial non-real estate                            18        16        --
                  Consumer and other loans                             186       197       111
                                                                    ------    ------    ------
                  Total charge-offs                                    204       266       155
                                                                    ------    ------    ------
                  Net charge-offs                                      182       259       149
                                                                    ------    ------    ------
                  Balance at end of year                            $3,414    $2,563    $1,758
                                                                    ======    ======    ======

                  Allowance for loan losses as a percent of total
                    loans receivable                                  1.25%     1.06%     0.79%
                  Net charge-offs to average outstanding loans        0.07%     0.12%     0.07%

(1) See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Operating Results for the Years Ended March 31, 2002 and 2003 -- Provisions for Loan Losses" for a discussion of the factors contributing to changes in the Bank's provision for loan losses between the years.

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the years indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                               At March 31,
                                  ----------------------------------------------------------------------
                                          2003                     2002                     2001
                                  --------------------     --------------------     --------------------
                                                         (Dollars in Thousands)

                                            % of Loans               % of Loans               % of Loans
                                           in Category              in Category              in Category
                                             to Total                 to Total                 to Total
                                  Amount       Loans       Amount       Loans       Amount       Loans
                                  ------      ------       ------      ------       ------      ------
Residential                       $  243       18.60%      $  268       25.91%      $  234       32.61%
Construction                         660       17.16          133        4.08          140        3.61
Agricultural                         425       10.59          365       11.80          318       11.85
Commercial                         1,973       43.48        1,571       44.67          882       35.91
Consumer and other loans             113       10.17          226       13.54          184       16.02
                                  ------      ------       ------      ------       ------      ------
Total allowance for loan losses   $3,414      100.00%      $2,563      100.00%      $1,758      100.00%
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

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the years indicated.

                                                       At March 31,
                             ----------------------------------------------------------------

                                    2003                   2002                   2001
                             ------------------     ------------------     ------------------

                            Carrying   Percent of  Carrying   Percent of  Carrying   Percent of
                              Value    Portfolio     Value    Portfolio     Value    Portfolio
                             -------    -------     -------    -------     -------    -------
                                                  (Dollars in Thousands)
Available-for-sale:
Investment securities        $16,813      63.61%    $12,524      52.28%    $12,568      38.54%
Mortgage-backed securities     7,649      28.94       9,293      38.79      17,704      54.30
                             -------    -------     -------    -------     -------    -------
Total available-for-sale      24,462      92.55      21,817      91.07      30,272      92.84
                             -------    -------     -------    -------     -------    -------

Held-to-maturity:
Mortgage-backed securities     1,969       7.45       2,140       8.93       2,335       7.16
                             -------    -------     -------    -------     -------    -------
Total held-to-maturity         1,969       7.45       2,140       8.93       2,335       7.16
                             -------    -------     -------    -------     -------    -------

Total                        $26,431     100.00%    $23,957     100.00%    $32,607     100.00%
                             =======    =======     =======    =======     =======    =======


         The table below sets forth certain information regarding the carrying value, average tax effected weighted yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 2003.

                                                    Over                Over
                            Less Than              One to              Five to              Over Ten
                             One Year            Five Years           Ten Years              Years
                        -----------------    -----------------    -----------------    -----------------

                         Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield
                        -------   -------    -------   -------    -------   -------    -------   -------
                                                     (Dollars in Thousands)
Investment Securities   $ 2,520      4.81%   $   964      2.70%   $   726      7.61%   $12,603      7.76%

Mortgage-backed
  Securities                 --        --         --        --         10      5.47      9,608      7.15
                        -------   -------    -------   -------    -------   -------    -------   -------
Total                   $ 2,520      4.81%   $   964      2.70%   $   736      7.58%   $22,211      7.50%
                        =======   =======    =======   =======    =======   =======    =======   =======


         Other Investment Activities. The Bank purchases bank owned life insurance policies (`BOLI") to offset future employee benefit costs. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "bank owned and cash surrender value of life insurance policies" in the Company's consolidated statements of financial condition. The income related to the BOLI of $414,000, which is generated by the increase in the cash surrender value of the policy, is classified in "other interest earning assets" in the Company's consolidated statements of income.

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

         Deposit Accounts. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of Idaho and Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank accepts brokered deposits with maturities between ninety days and ten years. At March 31, 2003, the Bank had $23.0 million in brokered deposits, which was 6.9% of total assets. At March 31, 2003, certificates of deposit that are scheduled to mature in less than one year totaled $46.4 million. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation."

         The following table sets forth information concerning the Bank's deposits at March 31, 2003.


            Weighted
             Average                                                                Percentage
            Interest               Checking and                Minimum               of Total
              Rate               Savings Deposits               Amount    Balance    Deposits
            --------             ----------------              --------   --------   --------

                                  (In Thousands, except minimum amount)
              0.15%    NOW                                     $     --   $ 62,480      29.15%
              1.30     Money Market Deposit                          --     24,238      11.31
              0.30     Passbook                                      --     15,535       7.25
                                                                          --------   --------
                                            Total Checking & Passbook      102,253      47.71
                                                                          --------   --------

                       Certificates of Deposit
                       -----------------------

              1.27     7 days to 179 days                         2,500     11,715       5.47
              1.49     6 months to less than 1 year               2,500     10,097       4.71
              2.25     1 year to less than 2 years                2,500      6,765       3.16
              3.21     2 years to less than 3 years               2,500      8,340       3.89
              4.06     2 years to 5 years - Add on                  500      7,897       3.68
              3.93     3 years to less than 4 years               2,500      2,846       1.33
              4.71     4 years to less than 5 years               2,500      1,791       0.84
              4.69     5 years to less than 10 years              2,500      7,786       3.63
              1.69     IRA Variable                                 500        762       0.36
              4.29     Brokered                                 100,000     23,049      10.75
              2.57     2 year Step Rate                           5,000      3,992       1.86
              1.58     3 year Step Rate                           5,000      8,465       3.95
              2.28     4 year Step Rate                           5,000      2,429       1.13
              4.44     Special, 2 years to less than 3 years     10,000     10,618       4.95
              5.17     Special, 4 years to less than 5 years      5,000      5,535       2.58
                                                                          --------   --------

                                        Total Certificates of Deposit      112,087      52.29
                                                                          --------   --------

                                                       Total Deposits     $214,340     100.00%
                                                                          ========   ========


         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2003. Jumbo certificates of deposit are certificates in amounts of more than $100,000.


                       Maturity Period                                Amount
                       ---------------                               --------
                                                                  (In Thousands)

                       Three months or less                          $  5,522
                       Over three through six months                    7,120
                       Over six through 12 months                         748
                       Over 12 months                                  33,846
                                                                     --------

                       Total jumbo certificates of deposit           $ 47,236
                                                                     ========

         Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the years indicated.

                                                                       At March 31,
                                -----------------------------------------------------------------------------------------
                                              2003                               2002                         2001
                                -------------------------------    -------------------------------    -------------------
                                            Percent                            Percent                            Percent
                                               of      Increase                   of      Increase                   of
                                 Amount      Total    (Decrease)    Amount      Total    (Decrease)    Amount      Total
                                --------   --------    --------    --------   --------    --------    --------   --------
                                                                 (Dollars in Thousands)

NOW accounts                    $ 62,480      29.15%   $ 13,034    $ 49,446      25.21%   $  8,944    $ 40,502      25.67%
Passbook accounts                 15,535       7.25       1,615      13,920       7.10       1,571      12,349       7.83
Money market deposit
  Accounts                        24,238      11.31       3,169      21,069      10.74       6,036      15,033       9.53
Fixed-rate certificates
  which mature:
    Within 1 year                 24,574      11.46     (12,741)     37,315      19.03     (29,776)     67,091      42.52
    After 1 year, but within
     2 years                      11,757       5.49      (6,357)     18,114       9.24         136      17,978      11.39
    After 2 years, but within
     5 years                      65,498      30.56      22,032      43,466      22.16      38,844       4,622       2.93
    Certificates maturing
     Thereafter                   10,258       4.78      (2,535)     12,793       6.52      12,571         222       0.13
                                --------   --------    --------    --------   --------    --------    --------   --------
Total                           $214,340     100.00%   $ 18,217    $196,123     100.00%   $ 38,326    $157,797     100.00%
                                ========   ========    ========    ========   ========    ========    ========   ========



         Time Deposits by Rates. The following table sets forth the time deposits in the Bank categorized by rates at the dates indicated.

                                                   At March 31,
                                       ------------------------------------
                                          2003         2002         2001
                                       ----------   ----------   ----------
                                                  (In Thousands)

     0.0 - 2.99%                       $   51,940   $   38,770   $       90
     3.0 - 3.99%                           11,937        3,274        7,375
     4.0 - 4.99%                           32,126       32,634        5,295
     5.0 - 5.99%                           14,523       26,240       38,581
     6.0 - 6.99%                            1,219       10,193       37,874
     7.0 - 7.99%                              336          532          663
     8.0 - 8.99%                                6           45           35
     9% and over                               --           --           --
                                       ----------   ----------   ----------
     Total                             $  112,087   $  111,688   $   89,913
                                       ==========   ==========   ==========

         The following table sets forth the amount and maturities of time deposits at March 31, 2003.


                                                     Amount Due
                                                     ----------
                                                                                             Percent
                              After        After        After                                of Total
               Less Than     1 to 2       2 to 3       3 to 4        After                 Certificate
               One Year       Years        Years        Years       4 Years       Total      Accounts
              ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                               (Dollars in Thousands)

0.0 - 2.99%   $   30,244   $    9,904   $    8,858   $    2,495   $      439   $   51,940        46.34%
3.0 - 3.99%          920        2,983        1,643          151        6,240       11,937        10.65
4.0 -4.99%        10,846        5,047        3,008        6,935        6,290       32,126        28.66
5.0 - 5.99%        3,665        1,382          858        8,577           41       14,523        12.96
6.0 - 6.99%          390          452          298           --           79        1,219         1.09
7.0 - 7.99%          320           16           --           --           --          336         0.30
8.0 - 8.99%            6           --           --           --           --            6         0.00
9% and over           --           --           --           --           --           --           --
              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total         $   46,391   $   19,784   $   14,665   $   18,158   $   13,089   $  112,087       100.00%
              ==========   ==========   ==========   ==========   ==========   ==========   ==========



         Deposit Activity. The following table sets forth the deposit activities of the Bank for the years indicated.

                                                    Year Ended March 31,
                                            ------------------------------------
                                               2003         2002         2001
                                            ----------   ----------   ----------
                                                       (In Thousands)

Beginning balance                           $  196,123   $  157,797   $  144,907
                                            ----------   ----------   ----------

Net increase
  before interest credited                      13,574       32,640        6,821
Interest credited                                4,643        5,686        6,069
                                            ----------   ----------   ----------
Net increase
  in savings deposits                           18,217       38,326       12,890
                                            ----------   ----------   ----------

Ending balance                              $  214,340   $  196,123   $  157,797
                                            ==========   ==========   ==========

         Borrowings. The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank, providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral.

         The following tables set forth certain information regarding borrowings by the Bank for the years indicated:

                                                         At or For the
                                                     Year Ended March 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
                                                    (Dollars in Thousands)
Maximum amount of FHLB advances outstanding
  at any month end during the year             $ 83,586    $ 93,837    $ 96,580
Approximate average FHLB advances
  outstanding during the year                    82,271      83,395      86,089
Balance of FHLB advances outstanding
  at end of year                                 81,816      79,722      90,917
Weighted average rate paid on
  FHLB advances at end of year                     4.93%       4.91%       5.57%
Approximate weighted average rate paid on
  FHLB advances during the year                    4.94%       5.19%       6.31%


                                                     One Year to     Five Years to
                                   Less than One    Less than Five   Less than Ten     Greater Than
                                        Year            Years            Years          Ten Years
                                   -------------    -------------    -------------    -------------

Maturities of advances from FHLB   $  13,551,600    $  44,881,104    $  22,162,557    $   1,220,967
Range of interest rates             1.33% - 6.62%    4.40% - 5.90%    3.33% - 6.21%        6.66%
Weighted average interest rate          4.70%            5.29%            4.27%            6.66%
Percentage of total advances           16.56%           54.86%           27.09%            1.49%


         At March 31, 2003, there were $30.8 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of five to less than ten year advances were callable within one year, $0.8 million of five to less than ten year advances were callable within one year and $20.0 million of five to less than ten year advances were callable within one to less than five years. As of March 31, 2002, there were $10.0 million of advances from Federal Home Loan Bank that were callable, which were five to less than ten year advances that were callable within one to less than five years.

         The Bank also maintains additional credit with Wells Fargo Bank, available funds totaling $10.0 million. There were no outstanding advances under this facility at March 31, 2003.

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

Subsidiary Activities

         The Bank has one subsidiary, Tri-Star Financial Corporation, which sells life insurance and tax deferred annuities on an agency basis. At March 31, 2003, the Bank's equity investment in its subsidiary was $52,000.

Personnel

         As of March 31, 2003, the Bank had 135 full-time and 13 part-time employees. The number of average full-time equivalent employees increased 12.3% from March 31, 2002 to March 31, 2003. The average number of full-time equivalent employees at March 31, 2003 was 137. The average number of full time equivalent employees at March 31, 2002 was 122. The Bank used temporary services to hire between one and four employees during the year ended March 31, 2003. At March 31, 2003 there was one temporary hire. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.


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

         Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

         State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and the regulations of the Division adopted thereunder. Washington law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

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

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds on the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, the Bank is qualified for the lowest rate on its deposits for 2003.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

         Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2003, the annualized rate was $1.68 per $100 of insured deposits.

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

         At March 31, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated its leverage ratio to be 8.4% as of March 31, 2003.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated its total risk-based ratio to be 13.1%, as of March 31, 2003, and its Tier 1 risk-based capital ratio to be 11.8%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2003, the Bank had a Tier 1 capital to average assets ratio of 8.4%, a Tier 1 capital to risk-weighted assets ratio of 11.8%, and a Total capital to risk-weighted assets ratio of 13.1%.

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

         Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the Bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

         Federal Home Loan Bank System. The FHLB - Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB - Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB - Seattle in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2003, the Bank held stock in the FHLB of Seattle in the amount of $5.7 million and had advances totaling $81.8 million, which mature in 2003 through 2027 at interest rates ranging from 1.33% to 6.66%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $42.1 million or less, plus 10% on amounts in excess of $42.1 million. In addition, a bank may designate and exempt $6.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2003, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

         Affiliate Transactions. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company, generally limiting a single transaction with the Company to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. These transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

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

         Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

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

Savings and Loan Holding Company Regulations

         Holding Company Acquisitions. The Home Owners Loan Act ("HOLA") and Office of Thrift Supervision ("OTS") regulations issued thereunder, generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association which is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

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

         Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are: loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 2003, the Bank was in compliance with the QTL test.

         Gramm-Leach-Bliley Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     o repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
     o provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
     o broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
     o provided an enhanced framework for protecting the privacy of consumer information;
     o adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;
     o   modified the laws governing the implementation of the CRA; and
     o addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

         Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.
     o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2003 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
     o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

During the first quarter of 2003, the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. The impact of the USA Patriot Act and its implementing regulations is not expected to have a material impact on the financial condition and results of operations of the Company and the Bank.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in responses to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WoldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

         The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The Sarbanes-Oxley Act addresses, among other matters:

     o   audit committees;
     o certification of financial statements by the chief executive officer and the chief financial officer;
     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication off any financial statements that later require restatement;
     o   a prohibition on insider trading during pension plan black out periods;
     o   disclosure of off-balance sheet transactions;
     o   a prohibition on personal loans to directors and  officers;
     o   expedited filing requirements for Form 4s;
     o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
     o   "real time" filing of periodic reports;
     o   the formation of public accounting oversight board;
     o   auditor independence; and
     o   various increased criminal penalties for violations of securities laws.

         The Sarbanes-Oxley Act contains provision which effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provision with respect to, among other matters, disclosure in periodic filing pursuant to the Exchange Act.

         Recent Washington Legislation. Washington State recently enacted a new law regarding financial institution parity. Primarily, the law affords Washington chartered commercial banks the same powers as Washington chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington chartered savings banks may exercise any of the powers of Washington chartered commercial banks, national banks and federally chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington chartered commercial and savings banks with respect to interest rates on loans and other extension of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extension of credit by federally chartered financial institutions to Washington residents.

Item 2.  Description of Property
--------------------------------

         The Bank operates eight full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, and Post Falls, Idaho, and Clarkston and Liberty Lake, Washington and two loan production offices in Boise, Idaho and Spokane, Washington. The Company owns the Lewiston, Lewiston Orchards, Moscow, Grangeville, and Coeur d'Alene facilities, leases the Clarkston building on a month-to-month tenancy which began July 1, 1997, and leases the in-store location of the Post Falls branch on a five year term which began March 1, 1999 with Tidyman's LLC. In November 1999, the Bank opened the newly constructed Liberty Lake branch, which is located on leased land. The lease is a ten-year lease. The Bank operates five loan production offices. The loan production offices in Coeur d'Alene and Moscow, Idaho are located in the same facility as its full-service office. The loan production office in Lewiston, Idaho is a leased building adjacent to the Lewiston facilities. The loan production office in Boise is an office space leased for three years, ten and one-half months commencing on April 15, 2003. The loan production office in Spokane is an office space leased for 62 months commencing on August 1, 2002. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 2003, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $7.2 million. The Company believes that its existing facilities are adequate for the current level of operations.

Item 3.  Legal Proceedings
--------------------------

         Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company and the Bank are not a party to any pending legal proceedings that the Company believes would have a material adverse effect on its financial condition or operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The common stock of the Company is traded on the Nasdaq National Market under the symbol "FBNW". The table below reflects the high, low, and closing market prices of its common stock based on the end of the day closing price, cash dividends paid per share, and book value for the last two fiscal years. The common stock began trading on July 2, 1997. At March 31, 2003 there were approximately 600 holders of common stock of the Company, including 260 record holders of common stock in "street" name.


                         High        Low       Close   Dividends  Book Value*
                       --------   --------   --------   --------   --------
     2003              $ 18.409   $ 13.030   $ 23.690   $   0.54   $  23.24
     ----
     First Quarter       19.090     17.850                  0.12      21.55
     Second Quarter      19.450     17.800                  0.12      22.36
     Third Quarter       20.980     18.950                  0.15      22.73
     Fourth Quarter      23.940     20.450                  0.15      23.24

     2002              $ 18.409   $ 13.030   $ 18.150   $   0.44   $  20.72
     ----
     First Quarter       16.000     13.030                  0.10      19.62
     Second Quarter      17.900     15.410                  0.10      20.23
     Third Quarter       17.950     16.250                  0.12      20.36
     Fourth Quarter      18.409     16.500                  0.12      20.72

     2001              $ 14.875   $  9.875   $ 13.313   $   0.38   $  19.39
     ----
     2000              $ 20.375   $  8.500   $ 10.500   $   0.36   $  17.30
     ----
     1999              $ 24.000   $ 12.690   $ 14.000   $   0.34   $  16.29
     ----


*Book value is computed using actual shares outstanding, excluding unallocated ESOP shares and including undisbursed MRDP shares.

         The payment of dividends on the common stock is subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Bank. Accordingly, there can be no present assurance that any dividends will be paid. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, since the Company has no significant source of income other than dividends from the Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company depends in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company are subject to regulatory restriction under Federal Reserve policy as well as to limitation under applicable provisions of Washington law.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         The information required by this Item is included as Exhibit 13 of this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements" in the 2003 Annual Report.

Item 7.  Financial Statements
-----------------------------

         The information required by this Item is included as Exhibit 13 of this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements" in the 2003 Annual Report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.



                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information concerning the Company's directors required by this
Item is incorporated by reference from the information set forth under the caption "Proposal 1 - Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders (the "2003 Proxy Statement").

         The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

                                Executive Officers of the Company and Bank

                     Age at
                    March 31,             Position
Name                  2003                 Company                                 Bank
----                  ----                 -------                                 ----

Clyde E. Conklin       51        President, Chief Executive    Chief Executive Officer and Director
                                 Officer, and Director

Larry K. Moxley        52        Executive Vice President,     Chief Financial Officer,
                                 Chief Financial Officer,      Secretary/Treasurer and Director
                                 Corporate Secretary, and
                                 Director

Terence A. Otte        46        --                            Senior Vice President, Chief Operating
                                                               Officer

Donn L. Durgan         49        --                            Senior Vice President, Chief Lending Officer

Richard R. Acuff       42        --                            Senior Vice President, Management
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

         Terence A. Otte joined the Bank in June 1989 as an Agricultural Loan Officer, and currently serves as Senior Vice President, Chief Operating Officer. From 1991 to 1994, he served as manager of the Bank's Moscow, Idaho branch. In 1994 he became Vice President-Lending and Agricultural Lending Manager and in 1996 became Senior Vice President, Agricultural and Consumer Lending and Compliance Officer.

         Donn L. Durgan, who joined the Bank in February 1996, currently serves as Senior Vice President, Chief Lending Officer. Prior to that time, Mr. Durgan was employed by First Security Bank, now known as Wells Fargo Bank, for 11 years in various positions in commercial and residential real estate lending.

         Richard R. Acuff, who joined the Bank in February 1983, currently serves as Senior Vice President of Management Information Systems. From 1983 to 1992, he served as staff accountant, assistant controller, and asset and liability manager. From 1992 to 2001, he served as Manager, Assistant Vice President, and Vice President of Management Information Systems.

Item 10. Executive Compensation
-------------------------------

         The information required by this Item is incorporated by reference to the information under the captions "Directors' Compensation" and "Executive Compensation" in the 2003 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement.

         Equity compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as or March 31, 2003.

                                       (a)                (b)                  (c)
                                    Number of          Weighted-       Number of securities
                                securities to be        average      remaining available for
                                   issued upon      exercise price    future issuance under
                                   exercise of      of outstanding     equity compensation
                                   outstanding         options,          plans (excluding
                                options, warrants    warrants and    securities reflected in
        Plan category              and rights           rights             column (a))
-----------------------------   -----------------   --------------   -----------------------
Equity compensation plans
approved by security holders:
   Management Recognition and
      Development Plan              $  79,350           $ 15.81                   0
   1998 Stock Option Plan             114,000           $ 15.81              51,375

Equity compensation plans not
approved by security holders:             N/A               N/A                 N/A
                                    ---------           -------              ------

Total                               $ 226,350           $ 15.81              51,375
                                    =========           =======              ======

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 2003 Proxy Statement.

Item 13. Controls and Procedures
--------------------------------

   (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

   (b) Changes in Internal Controls: In the year ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

                  3.1      Articles of Incorporation of the Registrant*
                  3.2 (a)  Bylaws of the Registrant*
                  3.2 (b)  Bylaws Amendment adopted by the Board of Directors on
                           May 23, 2002.**
                  10.1     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Clyde E. Conklin***
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Larry K. Moxley***
                  10.3     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Clyde E. Conklin***
                  10.4     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Larry K. Moxley***
                  10.5     Management Recognition and Development Plan****
                  10.6     1998 Stock Option Plan****
                  13       2003 Annual Report
                  21       Subsidiaries of the Registrant
                  23.1     Consent of Independent Accountants
                  23.2     Consent of Independent Accountants
                  99.1     Certification of Chief Executive Officer of FirstBank
                           NW Corp. Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
                  99.2     Certification of Chief Financial Officer of FirstBank
                           NW Corp. Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
---------------
* Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
** Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.
*** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395).
**** Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on September 28, 1998.

         (b)      Reports on Form 8-K

                  Item 5. Other Events: The Company filed a current report on
                          Form 8-K on February 25, 2003 announcing a merger agreement with Oregon Trail Financial Corporation.

                  Item 7. Financial Statements, Pro Forma Financial Information
                          and Exhibits: The Company filed a current report on Form 8-K on April 22, 2003 announcing its fiscal year 2003 press release.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTBANK CORP.


Date: June 5, 2003                     By: /s/ CLYDE E. CONKLIN
                                           --------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                     TITLE                    DATE
----------                                     -----                    ----


/s/ CLYDE E. CONKLIN              President, Chief                  June 5, 2003
-----------------------------     Executive Officer and
Clyde E. Conklin                  Director (Principal
                                  Executive Officer)


/s/ LARRY K. MOXLEY               Executive Vice President,         June 5, 2003
-----------------------------     Chief Financial Officer,
Larry K. Moxley                   and Director (Principal
                                  Financial Officer)


/s/ CYNTHIA M. MOORE              Controller                        June 5, 2003
-----------------------------     (Principal Accounting Officer)
Cynthia M. Moore


/s/ WILLIAM J. LARSON             Director                          June 5, 2003
-----------------------------
William J. Larson


/s/ STEVE R. COX                  Director                          June 5, 2003
-----------------------------
Steve R. Cox


/s/ ROBERT S. COLEMAN, SR.        Director                          June 5, 2003
-----------------------------
Robert S. Coleman, Sr.


/s/ JAMES N. MARKER               Director                          June 5, 2003
-----------------------------
James N. Marker


/s/ W. DEAN JURGENS               Director                          June 5, 2003
-----------------------------
W. Dean Jurgens

                             Certification Required
      By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Clyde E. Conklin, certify that:

1.       I have reviewed this annual report on Form 10-KSB of FirstBank NW
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ CLYDE E. CONKLIN
-----------------------
Chief Executive Officer


Dated: June 5, 2003

                             Certification Required
      By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Larry K. Moxley, certify that:

1.       I have reviewed this annual report on Form 10-KSB of FirstBank NW
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ LARRY K. MOXLEY
-----------------------
Chief Financial Officer


Dated: June 5, 2003