Form 10QSB
period 2003-06-30
FIRSTBANK CORP/ID
filed 2003-08-14
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2003


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





                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,288,624 shares outstanding on August 13, 2003.

Transitional Small Business Disclosure Format (check one):

[ ] Yes           [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            June 30, 2003, March 31, 2003, and June 30, 2002                   1

         Consolidated Statements of Income
            For the three months ended June 30, 2003 and 2002                  2

         Consolidated Statements of Cash Flows
            For the three months ended June 30, 2003 and 2002                  3

         Consolidated Statements of Comprehensive Income
            For the three months ended June 30, 2003 and 2002                  4

         Notes to Consolidated Financial Statements                         5-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-17

Item 3.  Controls and Procedures                                              18



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities and Use of Proceeds                            19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                       FirstBank NW Corp. and Subsidiaries
                                 Consolidated Statements of Financial Condition


                                                                     June 30,        March 31,         June 30,
                                                                       2003            2003              2002
                                                                  -------------    -------------    -------------
                                                                   (Unaudited)                       (Unaudited)

ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                   $  14,770,597    $   9,378,650    $  12,326,624
  Interest bearing deposits                                           3,829,571          643,154        1,043,383
  Federal funds sold                                                  8,008,514       14,718,971        2,974,793
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      26,608,682       24,740,775       16,344,800

Investment securities:
  Available-for-sale                                                 17,468,677       16,812,845       13,090,700
Mortgage-backed securities:
  Held-to-maturity                                                    1,922,701        1,969,138        2,098,108
  Available-for-sale                                                  6,751,567        7,649,066        9,114,679
Loans receivable, net (Note 2)                                      254,373,502      251,804,620      238,050,451
Loans held for sale                                                  10,589,734        5,214,077        6,104,379
Accrued interest receivable                                           2,178,370        1,882,060        2,364,642
Real estate owned                                                       119,755          119,755          130,554
Stock in FHLB, at cost                                                5,805,575        5,730,675        5,460,275
Premises and equipment, net                                           8,296,145        7,210,040        5,507,976
Income taxes receivable                                                      --           82,559               --
Cash surrender value of bank owned and other insurance policies       7,384,500        7,272,489        6,971,559
Mortgage servicing assets                                               871,110          825,814        1,017,627
Other assets                                                          1,822,899        1,084,086          783,901
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 344,193,217    $ 332,397,999    $ 307,039,651
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 229,182,284    $ 214,339,997    $ 191,487,841
  Advances from borrowers for taxes and insurance                       596,798        1,191,545          747,509
  Advances from FHLB (Note 3)                                        78,236,875       81,816,228       83,518,389
  Income taxes payable                                                  378,024               --          297,813
  Deferred federal and state income taxes                               471,530          453,539          404,476
  Accrued expenses and other liabilities                              4,318,065        4,532,586        1,958,874
                                                                  -------------    -------------    -------------
Total Liabilities                                                   313,183,576      302,333,895      278,414,902
                                                                  -------------    -------------    -------------

  Commitments and contingencies (Note 6)

  Stockholders' Equity (Note 4):
  Preferred stock, $0.01 par value,  500,000 shares authorized;
    0 shares issued and outstanding                                          --               --               --
  Common stock, $0.01 par value,  5,000,000 shares authorized;
    1,382,392, 1,380,992, and 1,420,792 shares issued;
    1,282,023, 1,278,531 and 1,297,112 shares outstanding                13,861           13,810           14,245
  Additional paid-in-capital                                          9,890,861        9,842,120       10,558,406
  Retained earnings, substantially restricted                        20,798,978       20,213,669       18,615,658
  Unearned ESOP shares                                                 (865,060)        (884,020)        (948,690)
  Deferred compensation                                                 (97,569)        (156,659)        (333,930)
  Accumulated other comprehensive income                              1,268,570        1,035,184          719,060
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           31,009,641       30,064,104       28,624,749
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 344,193,217    $ 332,397,999    $ 307,039,651
                                                                  =============    =============    =============


           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income


                                                     Three-months ended June 30,
                                                         2003           2002
                                                     ------------   ------------
                                                             (Unaudited)

Interest income:
  Loans receivable                                   $  4,507,180   $  4,492,766
  Mortgage-backed securities                              175,998        184,865
  Investment securities                                   188,057        156,805
  Other interest earning assets                           226,666        240,388
                                                     ------------   ------------
Total interest income                                   5,097,901      5,074,824
                                                     ------------   ------------

Interest expense:
  Deposits                                              1,056,731      1,219,778
  Advances from FHLB and other borrowings                 999,759      1,007,358
                                                     ------------   ------------
Total interest expense                                  2,056,490      2,227,136
                                                     ------------   ------------

Net interest income                                     3,041,411      2,847,688
Provision for loan losses                                 177,262        209,406
                                                     ------------   ------------
Net interest income after provision for loan losses     2,864,149      2,638,282
                                                     ------------   ------------

Non-interest income:
  Gain on sale of loans                                   779,851        418,895
  Service fees and other charges                          576,824        507,085
  Commissions and other                                    33,607         48,983
                                                     ------------   ------------
Total non-interest income                               1,390,282        974,963
                                                     ------------   ------------

Non-interest expense:
  Compensation and employee related benefits            1,919,643      1,688,649
  Occupancy                                               350,798        327,069
  Other                                                   877,164        757,447
                                                     ------------   ------------
Total non-interest expense                              3,147,605      2,773,165
                                                     ------------   ------------

Income before income tax expense                        1,106,826        840,080
Income tax expense                                        327,596        209,125
                                                     ------------   ------------
Net income                                           $    779,230   $    630,955
                                                     ============   ============

Earnings per share (Note 5):
  Net income per share - basic                       $       0.61   $       0.48
  Net income per share - diluted                     $       0.58   $       0.47
  Cash dividends paid per common share               $       0.15   $       0.12
  Weighted average shares outstanding - basic           1,280,984      1,302,529
  Weighted average shares outstanding - diluted         1,351,654      1,357,513


           See accompanying notes to consolidated financial statements

                                            FirstBank NW Corp. and Subsidiaries,
                                            Consolidated Statements of Cash Flows


                                                                                                 Three-months ended June 30,
                                                                                                    2003            2002
                                                                                                ------------    ------------
                                                                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                                                                    $    779,230    $    630,955
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation                                                                                     164,947         161,519
    Amortization (accretion) of securities, net                                                      (33,639)         (2,395)
    Provision for loan losses                                                                        177,262         209,406
    Gain on sale of loans held for sale                                                             (779,851)       (418,895)
    Proceeds from sale of loans held for sale                                                     56,284,309      24,441,508
    Originations of loans held for sale                                                          (60,880,115)    (22,496,326)
    FHLB stock dividends                                                                             (74,900)        (80,400)
    ESOP compensation expense                                                                         45,618          38,270
    Other (gains) losses, net                                                                             --         (20,975)
    Deferred compensation expense                                                                     59,091          59,090
    Deferred income taxes                                                                           (132,987)       (133,208)
  Changes in assets and liabilities:
    Accrued interest receivable and other assets                                                  (1,116,647)       (564,527)
    Accrued expenses and other liabilities                                                          (214,522)       (643,472)
    Income taxes receivable                                                                          460,583         340,776
                                                                                                ------------    ------------
Net cash provided by (used in) operating activities                                               (5,261,621)      1,521,326
                                                                                                ------------    ------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                            44,764          40,811
  Proceeds from maturities of mortgage-backed securities; available-for-sale                         824,675         442,642
  Purchase of investment securities; available-for-sale                                             (127,104)             --
  Other net change in loans receivable                                                            (2,746,144)     (7,754,365)
  Purchases of premises and equipment                                                             (1,251,052)             --
  Purchase of bank owned and other insurance policies                                                     --        (162,725)
  Net increase in cash surrender value of life insurance policies                                   (112,011)       (121,776)
  Proceeds from sale of real estate owned                                                                 --         315,691
                                                                                                ------------    ------------
Net cash used in investing activities                                                             (3,366,872)     (7,239,722)
                                                                                                ------------    ------------

Cash flows from financing activities:
  Cash paid for dividends                                                                           (193,921)       (159,983)
  Net increase in deposits                                                                        14,842,287      (4,634,673)
  Advances (repayments) from borrowers for taxes and insurance                                      (594,747)       (648,176)
  Advances from FHLB and other borrowings                                                         31,147,000      14,572,353
  Payments on advances from FHLB and other borrowings                                            (34,726,353)    (10,776,407)
  Proceeds from stock options                                                                         22,134              --
  Purchase of stock                                                                                       --        (301,820)
                                                                                                ------------    ------------
Net cash provided by (used in) financing activities                                               10,496,400      (1,948,706)
                                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                               1,867,907      (7,667,102)

Cash and cash equivalents, beginning of period                                                    24,740,775      24,011,902
                                                                                                ------------    ------------
Cash and cash equivalents, end of period                                                        $ 26,608,682    $ 16,344,800
                                                                                                ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                    $  1,973,284    $  2,482,620
    Income taxes                                                                                $         --    $         --
  Noncash investing and financing activities:
    Unrealized gains (losses) on securities; available-for-sale, net of tax                     $    255,385    $    502,653
    Unrealized gain on cash flow hedge derivative, net of tax                                   $    (21,998)   $     42,900
    Loans receivable charged to the allowance for loan losses                                   $      7,105    $     89,956
    Transfer from loans converted to real estate acquired through foreclosure                   $         --    $         --


           See accompanying notes to consolidated financial statements

                          FirstBank NW Corp. and Subsidiaries
                    Consolidated Statements of Comprehensive Income


                                                           Three-months ended June 30,
                                                              2003            2002
                                                          ------------    ------------
                                                                  (Unaudited)

Net income                                                $    779,230    $    630,955
                                                          ------------    ------------
Other comprehensive income (loss), net of tax:
    Change in unrealized gains (losses) on securities;
       available-for-sale, net of tax benefit (expense)
       of ($165,208), and ($325,168)                           255,385         502,653
    Change in unrealized  derivative gains on cash
       flow hedge, net of tax benefit (expense) of
       $14,231 and ($27,752)                                   (21,998)         42,900
                                                          ------------    ------------
    Net other comprehensive income (loss)                      233,387         545,553
                                                          ------------    ------------

Comprehensive income                                      $  1,012,617    $  1,176,508
                                                          ============    ============


           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      LOANS RECEIVABLE

Loans receivable at June 30, 2003, March 31, 2003, and June 30, 2002 consists of the following:

                                                 June 30,       March 31,      June 30,
                                                   2003           2003           2002
                                               ------------   ------------   ------------
                                                (Unaudited)                   (Unaudited)

         Real estate loans:
            Residential                        $ 48,195,352   $ 50,780,992   $ 60,163,985
            Commercial                           70,200,038     68,125,421     56,194,979
            Agricultural                         15,691,566     15,920,524     16,540,603
            Construction                         50,970,059     46,836,132     23,442,915

         Other loans:
            Commercial (non-real estate)         54,620,476     50,602,602     48,489,307
            Other consumer                        7,348,827      7,843,541      8,322,527
            Home equity                          16,556,815     19,924,033     24,142,221
            Agricultural operating               15,771,509     12,999,558     15,449,479
                                               ------------   ------------   ------------

         Total loans receivable                 279,354,642    273,032,803    252,746,016

         Less:
            Loans in process                     20,140,502     16,676,636     11,304,252
            Unearned loan fees and discounts      1,251,745      1,137,285        708,569
            Allowance for loan losses             3,588,893      3,414,262      2,682,744
                                               ------------   ------------   ------------

         Loans receivable, net                 $254,373,502   $251,804,620   $238,050,451
                                               ============   ============   ============

         Loans held for sale                   $ 10,589,734   $  5,514,077   $  6,104,379
                                               ============   ============   ============

The following table sets forth the breakdown of the allowance for loan losses by loan category for the years indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                June 30,               March 31,              June 30,
                                                  2003                   2003                   2002
                                               -----------            -----------            -----------
                                               (Unaudited)                                   (Unaudited)

                                                     % of Loans             % of Loans             % of Loans
                                                     in Category            in Category            in Category
                                                      to Total               to Total               to Total
         (Dollars in Thousands)             Amount      Loans      Amount      Loans      Amount      Loans
                                           --------   --------    --------   --------    --------   --------

         Residential                       $    241      17.25%   $    243      18.60%   $    262      25.60%
         Construction                           722      18.25         660      17.16         338       9.06
         Agricultural                           434      11.26         425      10.59         390      12.36
         Commercial                           2,110      44.68       1,973      43.48       1,553      40.44
         Consumer and other loans                82       8.56         113      10.17         140      12.54
                                           --------   --------    --------   --------    --------   --------
         Total allowance for loan losses   $  3,589     100.00%   $  3,414     100.00%   $  2,683     100.00%
                                           ========   ========    ========   ========    ========   ========



The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                             Three-Months     Fiscal Year    Three-Months
                                                                Ending          Ending          Ending
                                                               June 30,        March 31,       June 30,
                                                                 2003            2003            2002
                                                             ------------    ------------    ------------
                                                              (Unaudited)                     (Unaudited)

              Balance at beginning of period                 $  3,414,262    $  2,562,757    $  2,562,757
                                                             ------------    ------------    ------------

              Provision for loan losses                           177,262       1,033,068         209,406
                                                             ------------    ------------    ------------

              Charge-offs:
                 Residential real estate                               --              --              --
                 Construction real estate                              --              --              --
                 Commercial non-real estate                            --          17,699              --
                 Consumer and other loans                           7,105         185,773          89,956
                                                             ------------    ------------    ------------
              Total charge offs                                     7,105         203,472          89,956

              Recoveries                                            4,474          21,909             537
                                                             ------------    ------------    ------------

              Net charge offs                                       2,631         181,563          89,419
                                                             ------------    ------------    ------------

              Balance at end of year                         $  3,588,893    $  3,414,262    $  2,682,744
                                                             ============    ============    ============

              Net charge-offs to average outstanding loans           0.00%           0.07%           0.04%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of generally accepted accounting principles ("GAAP") at the years indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

                                                                 June 30,        March 31,       June 30,
                                                                   2003            2003            2002
                                                               ------------    ------------    ------------
                                                                (Unaudited)                     (Unaudited)
              Loans accounted for on a  nonaccrual basis:
              Real estate loans:
                 Residential                                   $    373,036    $    428,659    $    236,973
                 Construction                                        17,250              --              --
                 Agricultural                                            --          10,000              --
                 Commercial                                         674,009         175,499              --
              Commercial non-real estate                            510,688         498,636          55,348
              Consumer and other loans                              149,622         138,490         167,157
              Agricultural operating                                     --              --         200,282
                                                               ------------    ------------    ------------
              Total                                               1,724,605       1,251,284         659,760

              Accruing loans which are contractually
               past due 90 days or more                                  --              --              --
                                                               ------------    ------------    ------------

              Total of nonaccrual and 90 days past
               due loans                                          1,724,605       1,251,284         659,760
              Real estate owned                                     119,755         119,755         130,554
                                                               ------------    ------------    ------------
              Total nonperforming loans                           1,844,360       1,371,039         790,314

                 Restructured loans                                 358,469         441,691         284,942
                                                               ------------    ------------    ------------

              Total nonperforming assets                       $  2,202,829    $  1,812,730    $  1,075,256
                                                               ============    ============    ============

              Nonaccrual and 90 days or more past due
                 loans as a percent of loans receivable, net           0.68%           0.50%           0.27%
              Nonaccrual and 90 days or more past
                 due loans as a percent of total assets                0.50%           0.38%           0.21%
              Nonperforming assets as a percent of
                 total assets                                          0.64%           0.55%           0.35%
              Total nonperforming assets to total loans                0.79%           0.66%           0.42%



(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at June 30, 2003 and June 30, 2002 were $78,236,875 and $83,518,389 respectively.

Scheduled maturities of advances from Federal Home Loan Bank were as follows:

                                                     One Year to     Five Years to
                                   Less than One    Less than Five   Less than Ten    Greater than
At June 30, 2003:                       Year            Years            Years          Ten Years
                                   -------------    -------------    -------------    -------------

Maturities of advances from FHLB   $  12,476,300    $  42,393,604    $  22,158,503    $   1,208,468
Range of interest rates             4.60% - 6.62%    4.40% - 5.90%    3.33% - 6.21%        6.66%
Weighted average interest rate          5.31%            5.30%            4.27%            6.66%
Percentage of total advances           15.95%           54.19%           28.32%            1.54%


                                                     One Year to     Five Years to
                                   Less than One    Less than Five   Less than Ten    Greater than
At June 30, 2002:                       Year            Years            Years          Ten Years
                                   -------------    -------------    -------------    -------------

Maturities of advances from FHLB   $  14,465,300    $  55,619,904    $  12,174,717    $   1,258,468
Range of interest rates             2.26% - 6.59%    4.40% - 6.62%    4.57% - 6.21%        6.66%
Weighted average interest rate          3.26%            5.29%            5.01%            6.66%
Percentage of total advances           17.32%           66.60%           14.58%            1.51%


As of June 30, 2003, there were $30.8 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of five to less than ten year advances were callable within one year, $0.8 million of five to less than ten year advances were callable within one year, and $20.0 million of five to less than ten year advances were callable within one to less than five years. As of June 30, 2002, there were $20.8 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of one year to less than five year advances were callable within one year, $10.0 million of five to less than ten year advances were callable within one year, and $0.8 million of five to less than ten year advances were callable within one to less than five years.


(4)      DIVIDENDS

On April 17, 2003, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of May 15, 2003. This dividend was paid on May 29, 2003. On July 16, 2003, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of August 8, 2003. The dividend will be paid on August 22, 2003.


(5)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                       For the Three Months Ended June 30, 2003
                       ----------------------------------------

                                                               Weighted-      Per-Share
                                               Net Income   Average Shares     Amount
                                               ----------   --------------   ----------
              Basic EPS:
              Income available to common
                  Stockholders                 $  779,230      1,280,984     $     0.61
                                                                             ==========
              Effect of dilutive securities:
                  Restricted stock awards              --         70,670
                                               ----------     ----------

              Diluted EPS:
                Income available to common
                  Stockholders - assumed
                  Conversions                  $  779,230      1,351,654     $     0.58
                                               ==========     ==========     ==========

                       For the Three Months Ended June 30, 2002
                       ----------------------------------------

                                                               Weighted-      Per-Share
                                               Net Income   Average Shares     Amount
                                               ----------   --------------   ----------
              Basic EPS:
              Income available to common
                  Stockholders                 $  630,955      1,302,529     $     0.48
                                                                             ==========
              Effect of dilutive securities:
                  Restricted stock awards              --         54,984
                                               ----------     ----------

              Diluted EPS:
                Income available to common
                  Stockholders - assumed
                  Conversions                  $  630,955      1,357,513     $     0.47
                                               ==========     ==========     ==========

As of June 30, 2003, outstanding options to purchase 145,600 shares of the Company's common stock were included in the computation of diluted EPS as their effect would have been antidilutive. As of June 30, 2002, outstanding options to purchase 155,400 shares of the Company's common stock were included in the computation of diluted EPS. Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.


(6)      COMMITMENTS AND CONTINGENCIES

In December of 2002, the Bank signed a contract for $2.1 million with a general contractor for the construction of a new building and branch in Clarkston, Washington. This contracted construction cost is excluding architectural fees, equipment, furniture, telephone cabling, security/fire alarms, land costs and other necessary operating items. This contracted construction cost is subject to potential savings on several areas of subcontracted items. This project started December of 2002 and is scheduled to be completed in June of 2003. As of June 30, 2003, the building and branch is 95.98% complete.


(7)      MERGER

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

(8)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any authorized preferred shares or other financial instruments with a mandatory redemption feature. The Company believes that adoption of SFAS No. 150 will not have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Corporation in the third quarter of 2003. The Corporation does not expect to effect a voluntary change in accounting to the fair value method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Corporation's future results of operations or financial position.

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

At June 30, 2003, the Company had a swap agreement to exchange monthly payments on a notional amount of $10 million. The agreement terminates May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to Prime for a 6.32% fixed rate payment. Amounts to be paid or received on the interest rate swap will be included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $51,814 that were included in earnings during the three months ended June 30, 2003. The estimated net amount of the June 30, 2003 existing gains that are expected to be included into earnings within the next 12 months is approximately $232,000. During the quarter ending June 30, 2003 the Company recorded a debit of $21,998, net of $14,231 tax, to other comprehensive income arising from the change in value of cash flow hedges.

Item 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated herein. These factors include, but are not limited to, those set forth in Item 6 entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-KSB for the year ended March 31, 2003.

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

The Company's principal business is the business of the Savings Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At June 30, 2003 the Bank had six offices in Idaho and two in Washington.

In April of 2002, the Bank opened a loan production office in Boise, Idaho for mortgage lending. In August of 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. In May 2003 the Bank completed remodeling and expanding its Orchards Branch in Lewiston, Idaho. At June 30, 2003, the building for the Clarkston, Washington branch is 95.98% complete. The Bank's management is reviewing the feasibility of opening branches in Boise, Idaho and the Coeur d'Alene, Idaho area.

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

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our Mortgage Servicing Rights, the methodology for the determination of our allowance for loan losses, and the valuation of real estate held for sale. These policies and the judgments, estimates, and assumptions are described in greater detail in the consolidated financial statements included in the March 31, 2003 Form 10-KSB. In particular, the "Summary of Significant Accounting Policies" describes generally our accounting policies. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition.

FINANCIAL CONDITION AT JUNE 30, 2003 AND MARCH 31, 2003

Assets increased to $344.2 million at June 30, 2003 from $332.4 million at March 31, 2003. Cash and cash equivalents increased to $26.6 million at June 30, 2003 from $24.7 million at March 31, 2003 as a result of an increase in non-interest bearing deposits of $5.4 million, an decrease in federal funds sold of $6.7 million, and an increase in interest bearing deposits of $3.2 million. Available-for-sale investment securities increased $0.7 million. Net loans receivable, including loans held for sale, increased to $265.0 million at June 30, 2003 from $257.0 million at March 31, 2003. This change in net loans receivable resulted from increases in commercial loans of $5.9 million, agricultural loans of $2.5 million, construction loans of $1.2 million, and residential loans of $2.2 million and a decrease in consumer loans of $3.8 million. Loans held for sale increased to $10.6 million at June 30, 2003 from $5.2 million at March 31, 2003. Currently, the Bank sells a majority of the residential mortgage loans it originates. Accrued interest receivable increased to $2.2 million at June 30, 2003 from $1.9 million at March 31, 2003. Cash surrender value of bank owned and other insurance policies increased to $7.4 million at June 30, 2003 from $7.3 million at March 31, 2003. Net premises and equipment increased to $8.3 million at June 30, 2003 from $7.2 million at March 31, 2003 due to the construction of the Clarkston, Washington branch. Other assets increased to $1.8 million at June 30, 2003 from $1.1 million at March 31, 2003 due to increases in prepaid service fees on the Bank's core processing operations software, merger costs, and payments for pending loans. Deposits increased to $229.2 million at June 30, 2003 from $214.3 million at March 31, 2003 as a result of increases in brokered CD's of $1.7 million, money market accounts of $2.4 million, interest checking accounts of $1.3 million, and non-interest checking accounts of $9.9 million, and decreases CD's of $0.1 million and savings deposits of $0.3 million. Advances from borrowers for taxes and insurance decreased to $0.6 million at June 30, 2003 from $1.2 million at March 31, 2003 due to the timing of payments due on taxes and insurance. Federal Home Loan Bank of Seattle (FHLB) advances decreased to $78.2 million at June 30, 2003 from $81.8 million at March 31, 2003. Accrued expenses and other liabilities decreased to $4.3 million at June 30, 2003 from $4.5 million at March 31, 2003. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased to $1.7 million at June 30, 2003 from $1.3 million at March 31, 2003. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.


FINANCIAL CONDITION AT JUNE 30, 2003 AND JUNE 30, 2002

Assets increased to $344.2 million at June 30, 2003 from $307.0 million at June 30, 2002. Cash and cash equivalents increased to $26.6 million at June 30, 2003 from $16.3 million at June 30, 2002 as a result of increases in non-interest bearing deposits of $2.5 million, federal funds sold of $5.0 million, and interest bearing deposits of $2.8 million. Available-for-sale investment securities increased $4.4 million, which is due to purchasing $3.7 million of securities and $0.7 million is the increase in market value. The $2.4 million decrease in mortgage-backed securities is primarily due to proceeds from maturities of securities. Net loans receivable, including loans held for sale, increased to $265.0 million at June 30, 2003 from $244.2 million at June 30, 2002. This change in net loans receivable resulted from increases in commercial loans of $19.4 million and construction loans of $17.9 million, and decreases in residential loans of $7.5 million, agricultural loans of $0.6 million, and consumer loans of $8.4 million. Loans held for sale increased to $10.6 million at June 30, 2003 from $6.1 million at June 30, 2002. The Bank is selling a majority of the residential mortgage loans it originates. Accrued interest receivable decreased to $2.2 million at June 30, 2003 from $2.4 million at June 30, 2002. Net premises and equipment increased to $8.3 million at June 30, 2003 from $5.5 million at June 30, 2002 due to the remodel and expansion of its Orchards branch in Lewiston, Idaho and construction of the Clarkston, Washington branch. Cash surrender value of bank owned and other insurance policies increased to $7.4 million at June 30, 2003 from $7.0 million at June 30, 2002. Mortgage servicing assets include an impairment of $306,000 and $0 for the periods ending June 30, 2003 and 2002, respectively. Other assets increased to $1.8 million at June 30, 2003 from $0.8 million at June 30, 2002 due to increases in prepaid merger costs and payments for pending loans. Deposits increased to $229.2 million at June 30, 2003 from $191.5 million at June 30, 2002 as a result of increases in savings deposits of $1.8 million, money market accounts of $5.3 million, brokered CD's of $8.9 million, non-interest checking accounts $11.9 million, and interest checking accounts of $10.0 million, and decreases in CD's of $0.2 million. Federal Home Loan Bank of Seattle (FHLB) advances decreased to $78.2 million at June 30, 2003 from $83.5 million at June 30, 2002. Accrued expenses and other liabilities increased to $4.3 million at June 30, 2003 from $2.0 million at June 30, 2002 due to increases in unapplied fees on construction loans, accrued compensation, and a $1.6 million increase in sold loan investor accounts. Non accrual loans increased to $1.7 million at June 30, 2003 from $0.7 million at June 30, 2002.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net income increased to $779,230 for the three months ended June 30, 2003 from $630,955 for the three months ended June 30, 2002.

Net interest income increased to $3.0 million for the three months ended June 30, 2003 from $2.8 million for the three months ended June 30, 2002. Total interest income remained at $5.1 million for the three months ended June 30, 2003 and 2002. The yield on interest earning assets decreased to 6.77% for the three months ended June 30, 2003 from 7.33% for the three months ended June 30, 2002, which offsets the return on the $25.1 million increase in average interest earning assets. The average balance of loans receivable, including loans held for sale, was $261.2 million in the first quarter of 2003 compared to $237.0 million in the first quarter of 2002. Interest income from investment securities increased to $188,000 for the three months ended June 30, 2003 from $157,000 for the three months ended June 30, 2002. The increase is due to $3.7 million purchases of investment securities since June 30, 2002. Interest income from mortgage-backed securities decreased to $176,000 for the three months ended June 30, 2003 from $185,000 for the three months ended June 30, 2002. The decrease is due to proceeds from maturities of securities causing a declining balance. Interest expense decreased to $2.1 million for the three months ended June 30, 2003 from $2.2 million for the same period in 2002. The decrease in interest expense is due to averaging more deposit balances and an increase in the weighted average rate on FHLB advances. The average FHLB advances balance for the three months ended June 30, 2003 was $80.4 million, whereas the average FHLB advances balance as of June 30, 2002 was $81.8 million. The weighted average rate on FHLB advances for the three months ended June 30, 2003 was 4.97%, whereas the weighted average rate on FHLB advances as of June 30, 2002 was 4.92%. The average deposit balance for the three months ended June 30, 2003 was $187.3 million, whereas the average deposit balance as of June 30, 2002 was $168.5 million. The weighted average rate on deposits for the three months ended June 30, 2003 was 2.26%, whereas the weighted average rate on deposits as of June 30, 2002 was 2.90%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses decreased to $177,000 for the three months ended June 30, 2003 from $209,000 for the three months ended June 30, 2002.

Non-interest income increased to $1.4 million for the three months ended June 30, 2003 from $1.0 million for the three months ended June 30, 2002. The primary reason for the increase in non-interest income is from the gain on sale of loans.

Non-interest expense increased to $3.1 million for the three months ended June 30, 2003 from $2.8 million for the three months ended June 30, 2002. The increase in compensation and employee related benefits expense of $231,000, or 13.7% increase, is primarily due to annual salary adjustments, adding two commercial loan officers and one commercial loan processor, an increase in medical expense, and an increase in commissions with related pension and taxes expense. The increase in other non-interest expense of $120,000 is primarily the result of increases in data processing expense of $51,000, merchant bankcard expense of $33,000, legal expense of $15,000, and checking account charges of $15,000.

Income taxes increased to an expense of $328,000 for the three months ended June 30, 2003 from $209,000 for the same time period in 2002, due to the increase income before income tax expense and an increase in the effective tax rates. The effective tax rates for the quarters ended June 30, 2003 and 2002 were 29.60% and 24.89% respectively. The decrease in the effective tax rates is due to the taxable timing difference of life insurance income.

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

At June 30, 2003, classified assets of the Company totaled $3.2 million. Assets classified as loss totaled $14,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts totaling $2,000 and consumer loans of $12,000. Assets classified as doubtful totaled $18,000 and consisted of residential loans of $13,000 and consumer loans of $5,000. Assets classified as substandard totaled $3.2 million, which consisted of $1,953,000 of commercial loans, $249,000 of consumer loans, $833,000 of residential loans, and $120,000 REO. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                          At June 30,
                                                    ----------------------
                                                      2003           2002
                                                    -------        -------
                                                        (In Thousands)
                   Loss                             $    14        $   24
                   Doubtful                              18             51
                   Substandard                        3,155          1,108
                                                    -------        -------
                   Total classified assets          $ 3,187        $ 1,183
                                                    =======        =======

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


                                                 Three Months Ending                       Year Ending
                                                    June 30, 2003                        March 31, 2003
                                         ----------------------------------    ----------------------------------
                                                      Interest     Average                  Interest     Average
                                          Average        and        Yield/      Average        and        Yield/
                                          Balance     Dividends      Cost       Balance     Dividends      Cost
                                         ---------    ---------   ---------    ---------    ---------   ---------
                                                                  (Dollars in Thousands)
         Interest-earning assets (1):
         Loans receivable:
         Mortgage loans receivable       $  48,929    $     890        7.28%   $  55,975    $   4,160        7.43%
         Commercial loans receivable       121,386        1,894        6.26      109,559        7,361        6.77
         Construction loans receivable      31,682          633        7.99       19,750        1,717        8.69
         Consumer loans receivable          25,977          520        8.01       31,085        2,558        8.23
         Agricultural loans receivable      29,738          452        6.08       30,894        2,077        6.72
         Unearned loan fees and
            discounts and allowance
            for loan losses                 (4,667)          --          --       (3,814)          --          --
                                         ---------    ---------   ---------    ---------    ---------   ---------
         Loans receivable, net             253,045        4,389        6.95      243,449       17,873        7.37
         Loans held for sale                 8,202          118        5.98        6,483          360        5.55
         Mortgage-backed securities          9,327          176        7.55       10,832          729        6.73
         Investment securities              17,135          188        6.11       14,554          692        6.62
         Other earning assets               21,239          227        5.21       21,540          921        5.03
                                         ---------    ---------                ---------    ---------
         Total interest-earning assets     308,948        5,098        6.77      296,858       20,575        7.10
                                                      ---------                             ---------

         Non-interest-earning assets        25,453                                21,880
                                         ---------                             ---------
         Total assets                    $ 334,401                             $ 318,738
                                         =========                             =========

         Interest-earning liabilities:
         Passbook, NOW and money
            market accounts              $  73,903    $     126        0.68    $  67,522    $     534        0.79
         Certificates of deposit           113,355          931        3.29      108,406        4,109        3.79
                                         ---------    ---------                ---------    ---------
         Total deposits                    187,258        1,057        2.26      175,928        4,643        2.64

         Advances from FHLB & other         80,405          999        4.97       82,292        4,067        4.94
                                         ---------    ---------                ---------    ---------
         Total interest-bearing
            liabilities                    267,663        2,056        3.07      258,220        8,710        3.37
                                                      ---------                             ---------
         Total non-interest-bearing
            deposits                        30,345                                26,140
         Non-interest-bearing
            liabilities                      5,658                                 5,169
                                         ---------                             ---------
         Total liabilities                 303,666                               289,529
         Total stockholders' equity         30,735                                29,209
                                         ---------                             ---------

         Total liabilities and
            total stockholders' equity   $ 334,401                             $ 318,738
                                         =========                             =========

         Net interest income                          $   3,042                             $  11,865
                                                      =========                             =========

         Interest rate spread                                          3.70%                                 3.73%
                                                                  =========                             =========

         Net interest margin                               4.10%                                 4.16%
                                                      =========                             =========

         Ratio of average interest-
            earning assets to average
            interest- bearing liabilities                115.42%                               114.96%
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

The primary investing activity of the Company is the origination of loans. During the three month period ended June 30, 2003, the Company originated loans based upon new production in the amounts of $110.8 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $869,000 and $483,000 for the three months ended June 30, 2003 and 2002, respectively. Proceeds from the sale of loans provided $56.3 million for the three months ended June 30, 2003 and $24.4 million for the three months ended June 30, 2002.

The primary financing activities of the Company are customer deposits, brokered deposits, and advances from FHLB. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $14.8 million for the three months ended June 30, 2003, which were $13.1 million increase in branch deposits and $1.7 million decrease in brokered deposits. Deposits decreased $4.6 million for the three months ended June 30, 2002. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. FHLB advances totaled $78.2 million at June 30, 2003 and $83.5 million at June 30, 2002. The Company also maintains additional credit facilities with Wells Fargo Bank and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of June 30, 2003 and 2002. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets. Cash provided by advances from FHLB and other borrowing facilities were $34.7 million for the three months ended June 30, 2003 and $10.8 million for the three months ended June 30, 2002. Cash used for payments on these advances were $31.1 million for the three months ended June 30, 2003 and $14.6 million for the three months ended June 30, 2002.

At June 30, 2003, the Company held cash and cash equivalents of $26.6 million. In addition, at such date $24.2 million of the Company's investment securities were classified as available for sale.

In the merger, the Company is expected to issue 1.48 million shares of common stock and approximately $36.5 million in cash, for a transaction value at announcement of approximately $74.0 million. The Company intends to utilize a $41.9 million bridge loan to provide for the $36.5 million in cash to purchase shares of Oregon Trail common stock at $22.00 per share and to pay other related merger expenses. The bridge loan is expected to be outstanding less than one month, at which time it will be repaid from the proceeds generated from the sale of available for sale investment securities.

The Company has commitments that have a future impact on the Company's liquidity position. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At June 30, 2003, the Company had loan commitments totaling $61.1 million, undisbursed lines of credit totaling $45.5 million, and undisbursed loans in process totaling $20.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2003 totaled $45.6 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of June 30, 2003, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 8.35%, 11.70% and 12.95%, respectively.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset-sensitivity of the balance sheet at June 30, 2003, the Bank is expecting to be well positioned to benefit from rising and declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 7.84%, all else being equal. If rates were to sustain an immediate 100 bp decrease, net interest income would be expected to decline by 4.63%, all else being equal. The following reflects the Company's NII sensitivity analysis as of June 30, 2003, March 31, 2003 and June 30, 2002 as compared to the 10.00% Board approved policy limit.

         June 30, 2003:             -100 BP        Flat        +200 BP
                                   --------      --------     --------
                                         (Dollars in Thousands)
         Year 1 NII                $ 10,977      $ 11,510     $ 12,412
         NII $  Change            ($    533)           --     $    902
         NII % Change                 -4.63%           --         7.84%



         March 31, 2003:            -100 BP        Flat        +200 BP
                                   --------      --------     --------
                                         (Dollars in Thousands)
         Year 1 NII                $ 11,376      $ 11,856     $ 12,656
         NII $  Change            ($    480)           --     $    800
         NII % Change                 -4.05%           --         6.75%



         June 30, 2002:             -200 BP        Flat        +200 BP
                                   --------      --------     --------
                                         (Dollars in Thousands)
         Year 1 NII                $ 11,586      $ 11,768     $ 12,023
         NII $ Change             ($    182)           --     $    255
         NII % Change                 -1.55%           --         2.17%


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

   (b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:

               3.1    Articles of Incorporation of the Registrant (1)
               3.2(a) Bylaws of the Registrant (1)
               3.2(b) Bylaws Amendment adopted by the Board of Directors on May
                      23, 2002 (2)
               10.1   Employment Agreement between FirstBank Northwest,
                      FirstBank Corp. and Clyde E. Conklin (3)
               10.2   Employment Agreement between FirstBank Northwest,
                      FirstBank Corp. and Larry K. Moxley (3)
               10.3 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Clyde E. Conklin (3)
               10.4 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Larry K. Moxley (3)
               99.1   Certification of Chief Executive Officer of FirstBank NW
                      Corp.
               99.2   Certification of Chief Financial Officer of FirstBank NW
                      Corp.

         (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.
         (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).

     (b) Reports on Form 8-K

         Item 7. Financial Statements, Pro Forma Financial Information and
                 Exhibits: The Company filed a current report on From 8-K on July 18, 2003 announcing its June 30, 2003 press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRSTBANK NW CORP.


DATED: August 13, 2003             BY: /s/ CLYDE E. CONKLIN
                                       -----------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer

                                   BY: /s/ LARRY K. MOXLEY
                                       -----------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer