Form 10QSB/A
period 2003-06-30
FIRSTBANK CORP/ID
filed 2003-09-09
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 1,307,063 shares outstanding on September 9, 2003.

Transitional Small Business Disclosure Format (check one):

[ ] Yes     [X] No

    Explanatory Note: This Amendment #1 to the Form 10-QSB of FirstBank NW Corp. for the period ended June 30, 2003 amends the Form 10-QSB by including
    Exhibit 99.3 - Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Exhibit
    99.4 - Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         31.1  Certification of Chief Executive Officer of FirstBank NW Corp.
         31.2  Certification of Chief Financial Officer of FirstBank NW Corp.
         32.1  Certification of Chief Executive Officer of FirstBank NW Corp.
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2  Certification of Chief Financial Officer of FirstBank NW Corp.
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRSTBANK NW CORP.


DATED:   September 9, 2003             BY: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer


                                       BY: /s/ LARRY K. MOXLEY
                                           -------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer