Form 10QSB
period 2003-09-30
FIRSTBANK NW CORP
filed 2003-11-13
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2003


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

                      1300 16th Avenue, Clarkston, WA 99403
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (509) 295-5100
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                       920 Main Street, Lewiston, ID 83501
                 ----------------------------------------------
                 (Former address, if changed since last report)




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 2,797,156 shares outstanding on November 13, 2003.

Transitional Small Business Disclosure Format (check one):

[ ] Yes         [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                          Page
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition
           September 30, 2003, March 31, 2003, and September 30, 2002       1
         Consolidated Statements of Income
           For the three months and six months ended September 30, 2003
           and 2002                                                         2
         Consolidated Statements of Cash Flows
           For the three months and six months ended September 30, 2003
           and 2002                                                         3
         Consolidated Statements of Comprehensive Income
           For the three months and six months ended September 30, 2003
           and 2002                                                         4
         Notes to Consolidated Financial Statements                       5 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12 - 20

Item 3.  Controls and Procedures                                            21



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22
Item 2.  Changes in Securities and Use of Proceeds                          22
Item 3.  Defaults Upon Senior Securities                                    22
Item 4.  Submission of Matters to a Vote of Security Holders                22
Item 5.  Other Information                                                  22
Item 6.  Exhibits and Reports on Form 8-K                                   23

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                  September 30,      March 31,      September 30,
                                                                      2003             2003              2002
                                                                  -------------    -------------    -------------
                                                                   (Unaudited)                       (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                   $  12,852,496    $   9,378,650    $  14,519,897
  Interest bearing deposits                                          18,973,657          643,154        1,615,634
  Federal funds sold                                                  2,455,517       14,718,971       12,123,323
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      34,281,670       24,740,775       28,258,854

Investment securities:
  Available-for-sale                                                 17,250,202       16,812,845       14,056,900
Mortgage-backed securities:
  Held-to-maturity                                                    1,873,055        1,969,138        2,053,624
  Available-for-sale                                                  5,796,131        7,649,066        8,919,044
Loans receivable, net (Note 2)                                      246,709,089      251,804,620      238,062,886
Loans held for sale                                                   9,559,888        5,214,077       11,858,495
Accrued interest receivable                                           2,119,985        1,882,060        2,447,382
Real estate owned                                                       663,507          119,755          130,554
Stock in FHLB, at cost                                                5,882,275        5,730,675        5,542,775
Premises and equipment, net                                           8,772,184        7,210,040        5,476,465
Income taxes receivable                                                 330,582           82,559               --
Cash surrender value of bank owned and other insurance policies       7,496,511        7,272,489        7,083,570
Mortgage servicing assets                                               883,042          825,814        1,017,295
Other assets                                                          1,497,982        1,084,086          907,643
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 343,116,103    $ 332,397,999    $ 325,815,577
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 229,515,006    $ 214,339,997    $ 210,704,989
  Advances from borrowers for taxes and insurance                     1,013,701        1,191,545        1,284,325
  Advances from FHLB (Note 3)                                        76,971,821       81,816,228       80,224,335
  Income taxes payable                                                       --               --           51,316
  Deferred federal and state income taxes                               284,353          453,539          595,257
  Accrued expenses and other liabilities                              3,938,603        4,532,586        3,586,787
                                                                  -------------    -------------    -------------
Total Liabilities                                                   311,723,484      302,333,895      296,447,009
                                                                  -------------    -------------    -------------

  Commitments and contingencies (Note 6)
  Stockholders' Equity (Note 4):
  Preferred stock, $0.01 par value, 500,000 shares
      authorized; 0 shares issued and outstanding                            --               --               --
  Common stock, $0.01 par value, 5,000,000 shares authorized;
      1,390,492, 1,380,992, and 1,403,592 shares issued;
      1,307,162, 1,278,531 and 1,296,950 shares outstanding              13,942           13,810           14,073
  Additional paid-in-capital                                         10,053,591        9,842,120       10,255,184
  Retained earnings, substantially restricted                        21,297,945       20,213,669       19,103,745
  Unearned ESOP shares                                                 (844,160)        (884,020)        (927,770)
  Deferred compensation                                                 (38,479)        (156,659)        (274,840)
  Accumulated other comprehensive income                                909,780        1,035,184        1,198,176
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           31,392,619       30,064,104       29,368,568
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 343,116,103    $ 332,397,999    $ 325,815,577
                                                                  =============    =============    =============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                         Three-months ended           Six-months ended
                                                            September 30,               September 30,
                                                      -------------------------   -------------------------
                                                          2003          2002          2003          2002
                                                      -----------   -----------   -----------   -----------
                                                                           (Unaudited)
Interest income:
  Loans receivable                                    $ 4,436,067   $ 4,572,369   $ 8,943,248   $ 9,065,135
  Mortgage-backed securities                              171,702       186,372       347,700       371,237
  Investment securities                                   188,999       160,889       377,056       317,695
  Other interest earning assets                           210,769       233,843       437,434       474,230
                                                      -----------   -----------   -----------   -----------
Total interest income                                   5,007,537     5,153,473    10,105,438    10,228,297
                                                      -----------   -----------   -----------   -----------

Interest expense:
  Deposits                                              1,021,499     1,224,820     2,078,230     2,444,598
  Advances from FHLB and other borrowings                 993,104     1,025,209     1,992,863     2,032,567
                                                      -----------   -----------   -----------   -----------
Total interest expense                                  2,014,603     2,250,029     4,071,093     4,477,165
                                                      -----------   -----------   -----------   -----------

Net interest income                                     2,992,934     2,903,444     6,034,345     5,751,132
Provision for loan losses                                  78,315       228,429       255,576       437,835
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     2,914,619     2,675,015     5,778,769     5,313,297
                                                      -----------   -----------   -----------   -----------

Non-interest income:
  Gain on sale of loans                                   590,493       504,805     1,370,344       923,700
  Service fees and other charges                          534,827       543,352     1,111,651     1,050,437
  Commissions and other                                    32,939        34,960        66,546        83,943
                                                      -----------   -----------   -----------   -----------
Total non-interest income                               1,158,259     1,083,117     2,548,541     2,058,080
                                                      -----------   -----------   -----------   -----------

Non-interest expense:
  Compensation and employee related benefits            1,956,241     1,776,717     3,875,885     3,465,365
  Occupancy                                               347,393       298,418       698,191       625,487
  Other                                                   842,880       786,051     1,720,044     1,543,499
                                                      -----------   -----------   -----------   -----------
Total non-interest expense                              3,146,514     2,861,186     6,294,120     5,634,351
                                                      -----------   -----------   -----------   -----------

Income before income tax expense                          926,364       896,946     2,033,190     1,737,026
Income tax expense                                        232,487       251,583       560,083       460,708
                                                      -----------   -----------   -----------   -----------
Net income                                            $   693,877   $   645,363   $ 1,473,107   $ 1,276,318
                                                      ===========   ===========   ===========   ===========

Earnings per share (Note 5):
  Net income per share - basic                        $      0.54   $      0.50   $      1.14   $      0.98
  Net income per share - diluted                      $      0.51   $      0.48   $      1.09   $      0.95
  Cash dividends paid per common share                $      0.15   $      0.12   $      0.30   $      0.24
  Weighted average shares outstanding - basic           1,294,267     1,290,589     1,287,650     1,296,270
  Weighted average shares outstanding - diluted         1,366,142     1,333,078     1,353,745     1,345,830

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                                Six-months ended September 30,
                                                                                                ------------------------------
                                                                                                    2003             2002
                                                                                                -------------    -------------
                                                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                                                                    $   1,473,107    $   1,276,318
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation                                                                                      344,451          314,416
    Amortization (accretion) of securities, net                                                       (80,341)          (8,178)
    Provision for loan losses                                                                         255,577          437,835
    Gain on sale of loans held for sale                                                            (1,370,344         (923,700)
    Proceeds from sale of loans held for sale                                                     103,170,583       63,860,133
    Originations of loans held for sale                                                          (160,146,050)     (56,665,640)
    FHLB stock dividends                                                                             (151,600)        (162,900)
    ESOP compensation expense                                                                         101,268           76,993
    Other (gains) losses, net                                                                           3,625          (20,975)
    Deferred compensation expense                                                                     118,181          118,180
    Deferred income taxes                                                                             (88,061)        (252,369)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                                     (802,978)        (583,389)
    Accrued expenses and other liabilities                                                           (593,984)         984,440
    Income taxes receivable                                                                          (248,023)          94,279
                                                                                                -------------    -------------
Net cash provided by (used in) operating activities                                                (4,014,589)       8,545,443
                                                                                                -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                             92,558           83,826
  Proceeds from maturities of mortgage-backed securities; available-for-sale                        1,695,221          785,084
  Purchase of investment securities; available-for-sale                                              (309,498)        (504,074)
  Other net change in loans receivable                                                              4,130,196      (18,493,851)
  Purchases of premises and equipment                                                              (1,906,595)        (284,111)
  Net increase in cash surrender value of life insurance policies                                    (224,022)        (233,787)
  Proceeds from sale of real estate owned                                                             163,502          315,691
                                                                                                -------------    -------------
Net cash provided by (used in) investing activities                                                 3,641,362      (18,331,222)
                                                                                                -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                                            (388,831)        (317,259)
  Net increase in deposits                                                                         15,175,009       14,582,475
  Advances (repayments) from borrowers for taxes and insurance                                       (177,844)        (111,360)
  Advances from FHLB and other borrowings                                                          93,531,000       41,046,406
  Payments on advances from FHLB and other borrowings                                             (98,375,407)     (40,544,514)
  Proceeds from exercise of stock options                                                             150,195           44,268
  Repurchase of common stock                                                                               --         (667,285)
                                                                                                -------------    -------------
Net cash provided by financing activities                                                           9,914,122       14,032,731
                                                                                                -------------    -------------

Net increase in cash and cash equivalents                                                           9,540,895        4,246,952

Cash and cash equivalents, beginning of period                                                     24,740,775       24,011,902
                                                                                                -------------    -------------
Cash and cash equivalents, end of period                                                        $  34,281,670    $  28,258,854
                                                                                                =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                                   $   4,045,225    $   4,765,016
     Income taxes                                                                               $     896,167    $     616,966
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax                    $     (69,050)   $     868,049
     Unrealized gain (losses) on cash flow hedge derivative, net of tax                         $     (56,353)   $     156,621
     Loans receivable charged to the allowance for loan losses                                  $      64,061    $     121,615
     Transfer from loans converted to real estate acquired through foreclosure                  $     709,758    $          --

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                               Three-months ended            Six-months ended
                                                                  September 30,                September 30,
                                                           --------------------------   --------------------------
                                                              2003           2002          2003           2002
                                                           -----------    -----------   -----------    -----------
                                                                                 (Unaudited)

Net income                                                 $   693,877    $   645,363   $ 1,473,107    $ 1,276,318
                                                           -----------    -----------   -----------    -----------
Other comprehensive income (loss), net of tax:
      Change in unrealized gains (losses) on securities;
        available-for-sale, net of tax benefit (expense)
        of $209,878, ($236,376), $44,670, and ($561,544)      (324,435)       365,395       (69,050)       868,048
     Change in unrealized derivative gains on cash flow
        hedge, net of tax benefit (expense) of $22,225,
        ($73,567), $36,456, and ($101,319)                     (34,355)       113,721       (56,353)       156,621
                                                           -----------    -----------   -----------    -----------
     Net other comprehensive income (loss)                    (358,790)       479,116      (125,403)     1,024,669
                                                           -----------    -----------   -----------    -----------

Comprehensive income                                       $   335,087    $ 1,124,479   $ 1,347,704    $ 2,300,987
                                                           ===========    ===========   ===========    ===========

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the six months ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.



(2)      LOANS RECEIVABLE

Loans receivable at September 30, 2003, March 31, 2003, and September 30, 2002 consists of the following:

                                                 September 30,    March 31,    September 30,
                                                     2003           2003           2002
                                                 ------------   ------------   ------------
                                                  (Unaudited)                   (Unaudited)
         Real estate loans:
              Residential                        $ 45,612,190   $ 50,780,992   $ 56,791,175
              Commercial                           71,094,660     68,125,421     59,036,635
              Agricultural                         15,804,709     15,920,524     16,609,572
              Construction                         57,995,458     46,836,132     34,059,928

         Other loans:
              Commercial (non-real estate)         48,531,367     50,602,602     44,053,833
              Other consumer                        6,995,109      7,843,541      8,547,468
              Home equity                          15,152,644     19,924,033     23,639,696
              Agricultural operating               13,748,416     12,999,558     14,359,477
                                                 ------------   ------------   ------------

         Total loans receivable                   274,934,553    273,032,803    257,097,784

         Less:
              Loans in process                     23,245,068     16,676,636     15,166,975
              Unearned loan fees and discounts      1,364,213      1,137,285        984,489
              Allowance for loan losses             3,616,183      3,414,262      2,883,434
                                                 ------------   ------------   ------------

         Loans receivable, net                   $246,709,089   $251,804,620   $238,062,886
                                                 ============   ============   ============


         Loans held for sale                     $  9,559,888   $  5,214,077   $ 11,858,495
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

                                                September 30,                March 31,                September 30,
                                                    2003                       2003                       2002
                                           -----------------------    -----------------------    -----------------------
                                                 (Unaudited)                                           (Unaudited)
                                                       % of Loans                 % of Loans                  % of Loans
                                                       in Category                in Category                 in Category
                                                         to Total                   to Total                    to Total
         (Dollars in Thousands)              Amount       Loans         Amount       Loans         Amount        Loans
                                           ----------   ----------    ----------   ----------    ----------   ----------
         Residential                       $      134        16.59%   $      243        18.60%   $      254        22.09%
         Construction                             831        21.09           660        17.16           495        13.25
         Agricultural                             414        10.75           425        10.59           391        12.04
         Commercial                             2,181        43.51         1,973        43.48         1,628        40.10
         Consumer and other loans                  56         8.06           113        10.17           115        12.52
                                           ----------   ----------    ----------   ----------    ----------   ----------
         Total allowance for loan losses   $    3,616       100.00%   $    3,414       100.00%   $    2,883       100.00%
                                           ==========   ==========    ==========   ==========    ==========   ==========




The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                         Six-Months     Fiscal Year      Six-Months
                                                           Ending          Ending          Ending
                                                        September 30,     March 31,     September 30,
                                                            2003            2003            2002
                                                        ------------    ------------    ------------
                                                         (Unaudited)                     (Unaudited)
         Balance at beginning of period                 $  3,414,262    $  2,562,757    $  2,562,757
                                                        ------------    ------------    ------------

         Provision for loan losses                           255,576       1,033,068         437,835
                                                        ------------    ------------    ------------

         Charge-offs:
              Residential real estate                         10,000              --              --
              Construction real estate                            --              --              --
              Commercial non-real estate                      19,251          17,699              --
              Consumer and other loans                        34,809         185,773         121,615
                                                        ------------    ------------    ------------
         Total charge offs                                    64,060         203,472         121,615

         Recoveries                                           10,405          21,909           4,457
                                                        ------------    ------------    ------------

         Net charge offs                                      53,655         181,563         117,158
                                                        ------------    ------------    ------------

         Balance at end of year                         $  3,616,183    $  3,414,262    $  2,883,434
                                                        ============    ============    ============

         Net charge-offs to average outstanding loans           0.02%           0.07%           0.05%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of generally accepted accounting principles ("GAAP") at the years indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

                                                          September 30,     March 31,     September 30,
                                                              2003            2003            2002
                                                          ------------    ------------    ------------
                                                           (Unaudited)                     (Unaudited)
         Loans accounted for on a nonaccrual basis:
         Real estate loans:
            Residential                                   $    630,040    $    428,659    $    569,292
            Construction                                       163,500              --         163,500
            Agricultural                                       134,882          10,000              --
            Commercial                                         502,884         175,499         782,161
         Commercial non-real estate                            219,416         498,636           2,964
         Consumer and other loans                              114,179         138,490         175,139
         Agricultural operating                                     --              --          53,772
                                                          ------------    ------------    ------------
         Total real estate loans                             1,764,901       1,251,284       1,746,828

         Accruing loans which are contractually
          past due 90 days or more                                  --              --              --
                                                          ------------    ------------    ------------

         Total of nonaccrual and 90 days past
           due loans                                         1,764,901       1,251,284       1,746,828
                                                          ------------    ------------    ------------
         Real estate owned:
            Residential                                        330,826         119,755         130,554
            Commercial                                         332,681              --              --
                                                          ------------    ------------    ------------
         Total real estate owned                               663,507         119,755         130,554
                                                          ------------    ------------    ------------
         Total nonperforming loans                           2,428,408       1,371,039       1,877,382

            Restructured loans                                 284,032         441,691         429,605
                                                          ------------    ------------    ------------

          Total nonperforming assets                      $  2,712,440    $  1,812,730    $  2,306,987
                                                          ============    ============    ============

         Nonaccrual and 90 days or more past due
            loans as a percent of loans receivable, net           0.72%           0.50%           0.73%
         Nonaccrual and 90 days or more past
             due loans as a percent of total assets               0.51%           0.38%           0.54%
         Nonperforming assets as a percent of
             total assets                                         0.79%           0.55%           0.71%
         Total nonperforming assets to total loans                0.99%           0.66%           0.90%


(3)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 42% of total assets, providing that the Bank holds sufficient collateral. Advances from Federal Home Loan Bank at September 30, 2003 and September 30, 2002 were $76,971,821 and $80,224,335 respectively.

Scheduled maturities of advances from Federal Home Loan Bank were as follows:

                                                          One Year to        Five Years to
At September 30, 2003:                 Less than One     Less than Five      Less than Ten      Greater than
                                           Year              Years              Years            Ten Years
                                       ------------       ------------       ------------       -----------
Maturities of advances from FHLB       $ 15,109,600       $ 38,511,804       $ 22,154,449       $ 1,195,968
Range of interest rates                1.15% - 6.62%      4.40% - 5.90%      3.33% - 6.21%          6.66%
Weighted average interest rate              4.80%              5.32%              4.27%             6.66%
Percentage of total advances               19.63%             50.04%             28.78%             1.55%


                                                          One Year to        Five Years to
At September 30, 2002:                 Less than One     Less than Five      Less than Ten      Greater than
                                           Year              Years              Years            Ten Years
                                       ------------       ------------       ------------       -----------

Maturities of advances from FHLB       $  9,436,300       $ 52,371,404       $ 17,170,664       $ 1,245,967
Range of interest rates                2.47% - 6.59%      4.40% - 6.62%      3.33% - 6.21%          6.66%
Weighted average interest rate              4.47%              5.32%              4.52%             6.66%
Percentage of total advances               11.76%             65.28%             21.40%             1.55%


As of September 30, 2003, there were $30.8 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $5.8 million of five to less than ten year advances were callable within one year, and $15.0 million of five to less than ten year advances were callable within one to less than five years. As of September 30, 2002, there were $25.8 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $10.8 million of five to less than ten year advances were callable within one year, and $5.0 million of five to less than ten year advances were callable within one to less than five years.

(4)      DIVIDENDS

On July 16, 2003, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of August 8, 2003. This dividend was paid on August 22, 2003. On October 28, 2003, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of November 20, 2003. The dividend will be paid on December 5, 2003.

(5)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                       For the Three Months Ended               For the Six Months Ended
                                           September 30, 2003                      September 30, 2003
                                   ------------------------------------   ------------------------------------
                                                 Weighted-                              Weighted-
                                                  Average    Per-Share                   Average    Per-Share
                                   Net Income     Shares       Amount     Net Income     Shares       Amount
                                   ----------   ----------   ----------   ----------   ----------   ----------
  Basic EPS:
  Income available to common
      Stockholders                 $  693,877    1,294,267   $     0.54   $1,473,107    1,287,650   $     1.14
                                                             ==========                             ==========
  Effect of dilutive securities:
      Restricted stock awards              --       71,875                        --       66,095
                                   ----------   ----------                ----------   ----------

  Diluted EPS:
    Income available to common
      Stockholders - assumed
      Conversions                  $  693,877    1,366,142   $     0.51   $1,473,107    1,353,745   $     1.09
                                   ==========   ==========   ==========   ==========   ==========   ==========


                                       For the Three Months Ended               For the Six Months Ended
                                           September 30, 2002                      September 30, 2002
                                   ------------------------------------   ------------------------------------
                                                 Weighted-                              Weighted-
                                                  Average    Per-Share                   Average    Per-Share
                                   Net Income     Shares       Amount     Net Income     Shares       Amount
                                   ----------   ----------   ----------   ----------   ----------   ----------
  Basic EPS:
  Income available to common
      Stockholders                 $  645,363    1,290,589   $     0.50   $1,276,318    1,296,270   $     0.98
                                                             ==========                             ==========
  Effect of dilutive securities:
      Restricted stock awards              --       42,489                        --       49,560
                                   ----------   ----------                ----------   ----------

  Diluted EPS:
    Income available to common
      Stockholders - assumed
      Conversions                  $  645,363    1,333,078   $     0.48   $1,276,318    1,345,830   $     0.95
                                   ==========   ==========   ==========   ==========   ==========   ==========

As of September 30, 2003, outstanding options to purchase 138,550 shares of the Company's common stock were included in the computation of diluted EPS as their effect would have been antidilutive. As of September 30, 2002, outstanding options to purchase 155,400 shares of the Company's common stock were included in the computation of diluted EPS. Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

The following table illustrates the effect on net income if the Bank had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three-months ended             Six-months ended
                                                         September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                     2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------
                                                                        (Unaudited)
  Net income as previously reported               $   693,877    $   645,363    $ 1,473,107    $ 1,276,318
  Pro forma adjustment for effect of fair value
       accounting for stock options                      (254)        (6,541)          (508)       (13,081)
                                                  -----------    -----------    -----------    -----------
         Pro forma net income                     $   693,623    $   638,822    $ 1,472,599    $ 1,263,237
                                                  ===========    ===========    ===========    ===========
  Pro forma basic earnings per share              $      0.54    $      0.49    $      1.14    $      0.94
                                                  ===========    ===========    ===========    ===========
  Pro forma diluted earnings per share            $      0.51    $      0.48    $      1.09    $      0.94
                                                  ===========    ===========    ===========    ===========

(6)      COMMITMENTS AND CONTINGENCIES

In September of 2003, the Bank signed a contract for $467,000, including tax, with a general contractor for the construction of a new branch in Hayden, Idaho. This contracted construction cost is excluding architectural fees, equipment, furniture, telephone cabling, security/fire alarms, land costs and other necessary operating items. This project started September of 2003 and is scheduled to be completed in February of 2004. As of September 30, 2003, the construction of the branch is 5.38% complete.

In September of 2003, the Bank signed a contract for $125,734, excluding tax, with a vendor for the purchase of a drive-up, drive-up equipment, security equipment, depositories, vault, vault door, and safe deposit boxes for the new branch in Hayden, Idaho. This contract's completion date is February of 2004.

(7)      MERGER

On February 24, 2003, the Company executed an Agreement and Plan of Reorganization proposing the acquisition of Oregon Trail Financial Corp., Baker City, Oregon ("Oregon Trail"), the unitary savings and loan holding company for Pioneer Bank, a Federal Savings Bank ("Pioneer"). Pursuant to the terms of the Agreement, shareholders of Oregon Trail will be entitled to receive for each share of Oregon Trail common stock either $22.00 in cash or 1.021 shares of the Company's common stock (subject to election and allocation procedures as provided for in the Agreement, which are intended to ensure that in the aggregate, 46% of the Oregon Trail shares will be exchanged for the Company's common stock). The merger was completed after the close of business on October 31, 2003. In the merger, the Company issued 1.48 million shares of common stock and approximately $36.5 million in cash, for a transaction value at announcement of approximately $74.0 million. The Agreement provides for the merger of Oregon Trail into the Company and the subsequent merger of Pioneer into the Bank. Following the completion of the acquisition, the Company is the surviving holding company with 100% ownership of the Bank and the Bank is the surviving thrift subsidiary. On October 29, 2003 FirstBank announced that pursuant to the Merger Agreement, Oregon Trail shareholders were given the opportunity to elect to receive either cash or stock of FirstBank in exchange for the Oregon Trail shares they owned. The results of the election process indicated that more Oregon Trail shareholders elected to receive stock of FirstBank than was available. Therefore, pursuant to the allocation procedures set forth in the Merger Agreement, Oregon Trail shareholders who elected to receive stock of FirstBank will also receive cash as consideration for the Oregon Trail shares they own. Specifically, each Oregon Trail shareholder who submitted a valid election for stock consideration will receive 48.27990% stock (multiplied by the exchange ratio of 1.021 less any fractional share interest of FirstBank common stock paid at a rate of $28.16 per share) and 51.72010% cash paid at a rate of $22.00 per share for each share of Oregon Trail common stock they own. The remaining shares of Oregon Trail common stock for which valid elections were not submitted will be treated as cash elections. Oregon Trail shareholders who did not make a valid election will soon receive instructions on the cash exchange for their Oregon Trail shares.

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

At September 30, 2003, the Company had a swap agreement to exchange monthly payments on a notional amount of $10 million. The agreement terminates May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to Prime for a 6.32% fixed rate payment. Amounts to be paid or received on the interest rate swap will be included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $109,655 that were included in earnings during the six months ended September 30, 2003. The estimated net amount of the September 30, 2003 existing gains that are expected to be included into earnings within the next 12 months is approximately $155,000. During the quarter ending September 30, 2003 the Company recorded a credit of $34,355, net of $22,225 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the six months ending September 30, 2003 the Company recorded a credit of $56,353, net of $36,456 tax, to other comprehensive income arising from the change in value of cash flow hedges.

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

GENERAL

On July 1, 1997, FirstBank NW Corp. converted from mutual to stock form and became a wholly owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock at $10.00 per share in conjunction with a subscription offering to the Savings Bank's Employee Stock Ownership Plan (ESOP) and eligible account holders. The net proceeds were approximately $18,921,825. The Company used approximately $9,470,000 of the net proceeds to purchase all the capital stock of the Savings Bank. In addition, $1,587,000 was loaned to the ESOP for the purchase of 158,700 shares in the offering.

The Company's principal business is the business of the Savings Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Savings Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At September 30, 2003 the Bank had six depository branch offices in Idaho and two in Washington.

In April of 2002, the Bank opened a loan production office in Boise, Idaho for mortgage real estate lending. In August of 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. In May of 2003, the Bank completed remodeling and expanding its Orchards Branch in Lewiston, Idaho. In July of 2003, the Bank completed the construction of the Clarkston, Washington building. In September of 2003, the Bank started construction of a new branch in Hayden, Idaho. The Bank has hired a commercial loan officer and is in the process of opening a retail deposit facility in Boise, Idaho. The Bank's management is reviewing the feasibility of opening a branch in Spokane, Washington.

On February 24, 2003, the Company executed an Agreement and Plan of Reorganization proposing the acquisition of Oregon Trail Financial Corp., Baker City, Oregon ("Oregon Trail"), the unitary savings and loan holding company for Pioneer Bank, a Federal Savings Bank ("Pioneer"). Pursuant to the terms of the Agreement, shareholders of Oregon Trail will be entitled to receive for each share of Oregon Trail common stock either $22.00 in cash or 1.021 shares of the Company's common stock (subject to election and allocation procedures as provided for in the Agreement, which are intended to ensure that in the aggregate, 46% of the Oregon Trail shares will be exchanged for the Company's common stock). The merger was completed after the close of business on October 31, 2003. In the merger, the Company issued 1.48 million shares of common stock and approximately $36.5 million in cash, for a transaction value at announcement of approximately $74.0 million. The Agreement provides for the merger of Oregon Trail into the Company and the subsequent merger of Pioneer into the Bank. Following the completion of the acquisition, the Company is the surviving holding company with 100% ownership of the Bank and the Bank is the surviving thrift subsidiary. On October 29, 2003 FirstBank announced that pursuant to the Merger Agreement, Oregon Trail shareholders were given the opportunity to elect to receive either cash or stock of FirstBank in exchange for the Oregon Trail shares they owned. The results of the election process indicated that more Oregon Trail shareholders elected to receive stock of FirstBank than was available. Therefore, pursuant to the allocation procedures set forth in the Merger Agreement, Oregon Trail shareholders who elected to receive stock of FirstBank will also receive cash as consideration for the Oregon Trail shares they own. Specifically, each Oregon Trail shareholder who submitted a valid election for stock consideration will receive 48.27990% stock (multiplied by the exchange ratio of 1.021 less any fractional share interest of FirstBank common stock paid at a rate of $28.16 per share) and 51.72010% cash paid at a rate of $22.00 per share for each share of Oregon Trail common stock they own. The remaining shares of Oregon Trail common stock for which valid elections were not submitted will be treated as cash elections. Oregon Trail shareholders who did not make a valid election will soon receive instructions on the cash exchange for their Oregon Trail shares.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND MARCH 31, 2003

Assets increased to $343.1 million at September 30, 2003 from $332.4 million at March 31, 2003. Cash and cash equivalents increased to $34.3 million at September 30, 2003 from $24.7 million at March 31, 2003 as a result of an increase in non-interest bearing deposits of $3.5 million, a decrease in federal funds sold of $12.2 million, and an increase in interest bearing deposits of $18.3 million. Available-for-sale mortgage-backed securities decreased to $5.8 million at September 30, 2003 from $7.6 million at March 31, 2003 due to principal pay downs. Net loans receivable, including loans held for sale, decreased to $256.3 million at September 30, 2003 from $257.0 million at March 31, 2003. This change in net loans receivable resulted from increases in commercial loans of $0.6 million, agricultural loans of $0.6 million, construction loans of $3.4 million, and residential loans of $0.2 million and a decrease in consumer loans of $5.5 million. Loans held for sale increased to $9.6 million at September 30, 2003 from $5.2 million at March 31, 2003. Currently, the Bank is selling a majority of the residential mortgage loans it originates. Accrued interest receivable increased to $2.1 million at September 30, 2003 from $1.9 million at March 31, 2003. Real estate owned increased to $664,000 at September 30, 2003 from $120,000 at March 31, 2003 due to a sale of one residential property, the acquisition of three residential properties, and the acquisition of one commercial property. Net premises and equipment increased to $8.8 million at September 30, 2003 from $7.2 million at March 31, 2003 due to the remodel and expansion of its Orchards branch in Lewiston, Idaho and construction of the Clarkston, Washington building. Income taxes receivable increased $248,000 due to the timing of the tax payments. Cash surrender value of bank owned and other insurance policies increased to $7.5 million at September 30, 2003 from $7.3 million at March 31, 2003. Other assets increased to $1.5 million at September 30, 2003 from $1.1 million at March 31, 2003 primarily due to an increase in prepaid merger costs. Deposits increased to $229.5 million at September 30, 2003 from $214.3 million at March 31, 2003 as a result of increases in non-interest checking accounts of $7.8 million, money market accounts of $3.5 million, interest checking accounts of $1.6 million, CD's of $1.5 million, brokered CD's of $0.7 million, and savings deposits of $0.1 million. Advances from borrowers for taxes and insurance decreased to $1.0 million at September 30, 2003 from $1.2 million at March 31, 2003 due to a $9.0 million decrease in the servicing portfolio. Federal Home Loan Bank of Seattle
(FHLB) advances decreased to $77.0 million at September 30, 2003 from $81.8 million at March 31, 2003. Accrued expenses and other liabilities decreased to $3.9 million at September 30, 2003 from $4.5 million at March 31, 2003. It is the policy of the Bank to cease accruing interest on loans that are delinquent 90 days or more. Non accrual loans increased to $1.8 million at September 30, 2003 from $1.3 million at March 31, 2003. The economic conditions of FirstBank Corporation's operating environment may cause future additions to non-accrual loans.

FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Assets increased to $343.1 million at September 30, 2003 from $325.8 million at September 30, 2002. Cash and cash equivalents increased to $34.3 million at September 30, 2003 from $28.3 million at September 30, 2002 as a result of an increase in interest bearing deposits of $17.4 million, a decrease in non-interest bearing deposits of $1.7 million, and a decrease in federal funds sold of $9.7 million. Available-for-sale investment securities increased $3.2 million, which is due to purchasing $3.0 million of securities and $0.2 million is the increase in market value. The $3.3 million decrease in mortgage-backed securities is primarily due to proceeds from maturities of securities. Net loans receivable, including loans held for sale, increased to $256.3 million at September 30, 2003 from $249.9 million at September 30, 2002. This change in net loans receivable resulted from increases in commercial loans of $15.9 million and construction loans of $13.0 million, and decreases in residential loans of $11.0 million, agricultural loans of $1.5 million, and consumer loans of $10.0 million. Loans held for sale decreased to $9.6 million at September 30, 2003 from $11.9 million at September 30, 2002. Currently, the Bank is selling a majority of the residential mortgage loans it originates. Accrued interest receivable increased to $2.2 million at September 30, 2003 from $2.4 million at September 30, 2002. Real estate owned increased to $664,000 at September 30, 2003 from $131,000 at March 31, 2003 due to sales of two residential properties, the acquisition of three residential properties, and the acquisition of one commercial property. Net premises and equipment increased to $8.8 million at September 30, 2003 from $5.5 million at September 30, 2002 due to the remodel and expansion of its Orchards branch in Lewiston, Idaho and construction of the Clarkston, Washington building. Income taxes receivable increased $331,000 due to the timing of the tax payments. The March 31, 2002 overpayment of taxes was applied through September 30, 2002 and the March 31, 2003 overpayment of taxes was only applied through June 30, 2003. Cash surrender value of bank owned and other insurance policies increased to $7.5 million at September 30, 2003 from $7.1 million at September 30, 2002. Mortgage servicing assets decreased to $883,000 at September 30, 2003 from $1.0 million at September 30, 2002. Mortgage servicing assets include an impairment of $306,000 and $0 for the periods ending September 30, 2003 and 2002, respectively. Other assets increased to $1.5 million at September 30, 2003 from $0.9 million at September 30, 2002 due to an increase in prepaid merger costs. Deposits increased to $229.5 million at September 30, 2003 from $210.7 million at September 30, 2002 as a result of increases in savings deposits of $0.9 million, money market accounts of $7.0 million, brokered CD's of $5.2 million, non-interest checking accounts $3.6 million, and interest checking accounts of $3.6 million, and decreases in CD's of $1.5 million. Advances from borrowers for taxes and insurance decreased to $1.0 million at September 30, 2003 from $1.3 million at March 31, 2003 due to a $33.2 million decrease in the servicing portfolio. Federal Home Loan Bank of Seattle (FHLB) advances decreased to $77.0 million at September 30, 2003 from $80.2 million at September 30, 2002. Accrued expenses and other liabilities increased to $3.9 million at September 30, 2003 from $3.6 million at September 30, 2002. Non accrual loans increased to $1.8 million at September 30, 2003 from $1.7 million at September 30, 2002.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income increased to $693,876 for the three months ended September 30, 2003 from $645,363 for the three months ended September 30, 2002.

Net interest income increased to $3.0 million for the three months ended September 30, 2003 from $2.9 million for the three months ended September 30, 2002. Total interest income decreased to $5.0 million for the three months ended September 30, 2003 from $5.2 million for the three months ended September 30, 2002. The yield on interest earning assets decreased to 6.59% for the three months ended September 30, 2003 from 7.22% for the three months ended September 30, 2002, which offsets the return on the $18.9 million increase in average interest earning assets. Interest income on loans receivable decreased to $4.4 million for the three months ended September 30, 2003 from $4.6 million for the three months ended September 30, 2002. The average balance of loans receivable, including loans held for sale, was $264.4 million in the second quarter of 2003 compared to $246.7 million in the second quarter of 2002. The average balance of mortgage and consumer loans receivable decreased for the three months ended September 30, 2003 from the three months ended September 30, 2002. The yield on loans receivable, including loans held for sale, decreased to 6.72% for the three months ended September 30, 2003 from 7.44% for the three months ended September 30, 2002. Interest income from mortgage-backed securities decreased to $172,000 for the three months ended September 30, 2003 from $186,000 for the three months ended September 30, 2002. The decrease is due to proceeds from payments on securities causing a declining balance. Interest income from investment securities increased to $189,000 for the three months ended September 30, 2003 from $161,000 for the three months ended September 30, 2002. The increase is due to $3.0 million purchases of investment securities since September 30, 2002. Interest expense decreased to $2.0 million for the three months ended September 30, 2003 from $2.3 million for the same period in 2002. The decrease in interest expense is due to decreased weighted average rates on total interest-bearing liabilities. The average deposit balance for the three months ended September 30, 2003 was $188.0 million, whereas the average deposit balance as of September 30, 2002 was $174.2 million. The weighted average rate on deposits decreased to 3.00% for the three months ended September 30, 2003 from 3.52% for the three months ended September 30, 2002. The weighted average rate on FHLB advances for the three months ended September 30, 2003 was 4.90%, whereas the weighted average rate on FHLB advances as of September 30, 2002 was 5.04%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses decreased to $78,000 for the three months ended September 30, 2003 from $228,000 for the three months ended September 30, 2002. This decrease is a result of the change in the loan portfolio. The total loan portfolio, excluding loans held for sale, decreased $4.4 million from June 30, 2002 to September 30, 2002 and increased $4.40.6 million from June 30, 2003 to September 30, 2003.

Non-interest income increased to $1.2 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. The primary reason for the increase in non-interest income is from the gain on sale of loans. Currently, the Bank is selling a majority of the residential mortgage loans it originates.

Non-interest expense increased to $3.1 million for the three months ended September 30, 2003 from $2.9 million for the three months ended September 30, 2002. The increase in compensation and employee related benefits expense of $180,000, or 10.1% increase, is primarily due to annual salary adjustments, adding two commercial loan officers, a credit administrator, and one commercial loan processor, an increase in medical expense, and an increase in commissions with related pension and taxes expense. The increase in occupancy expense is due to the increase in additional depreciation from the remodel and expansion of its Orchards branch in Lewiston, Idaho and construction of the Clarkston, Washington building.

Income taxes decreased to an expense of $232,000 for the three months ended September 30, 2003 from $252,000 for the same time period in 2002, due a decrease in the effective tax rates. The effective tax rates for the quarters ended September 30, 2003 and 2002 were 25.10% and 28.05% respectively.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income increased to $1,473,107 for the six months ended September 30, 2003 from $1,276,318 for the six months ended September 30, 2002.

Net interest income increased to $6.0 million for the six months ended September 30, 2003 from $5.8 million for the six months ended September 30, 2002. Total interest income decreased to $10.1 million for the six months ended September 30, 2003 from $10.2 million for the six months ended September 30, 2002. The yield on interest earning assets decreased to 6.68% for the six months ended September 30, 2003 from 7.27% for the six months ended September 30, 2002, which offsets the return on the $22.0 million increase in average interest earning assets. Interest income on loans receivable decreased to $8.9 million for the six months ended September 30, 2003 from $9.1 million for the six months ended September 30, 2002. The average balance of loans receivable, including loans held for sale, was $262.8 million in the six months ended September 30, 2003 compared to $241.9 million for the six months ended September 30, 2002. The yield on loans receivable, including loans held for sale, decreased to 6.81% for the six months ended September 30, 2003 from 7.53% for the six months ended September 30, 2002. Interest income from mortgage-backed securities decreased to $348,000 for the six months ended September 30, 2003 from $371,000 for the six months ended September 30, 2002. Interest income from investment securities increased to $377,000 for the six months ended September 30, 2003 from $318,000 for the six months ended September 30, 2002. The increase is due to $3.1 million purchases of investment securities since September 30, 2002. Interest expense decreased to $4.1 million for the six months ended September 30, 2003 from $4.5 million for the same period in 2002. The decrease in interest expense is due to decreased weighted average rates on total interest-bearing liabilities. The average deposit balance for the six months ended September 30, 2003 was $187.6 million, whereas the average deposit balance as of September 30, 2002 was $171.3 million. The weighted average rate on deposits decreased to 2.21% for the three months ended September 30, 2003 from 2.85% for the six months ended September 30, 2002. The average FHLB advances balance for the six months ended September 30, 2003 was $80.7 million, whereas the average FHLB advances balance as of September 30, 2002 was $81.6 million. The weighted average rate on FHLB advances for the six months ended September 30, 2003 was 4.94%, whereas the weighted average rate on FHLB advances as of September 30, 2002 was 4.98%.

Provision for loan losses are based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses decreased to $256,000 for the six months ended September 30, 2003 from $438,000 for the six months ended September 30, 2002. This decrease is a result of the change in the loan portfolio. The total loan portfolio, excluding loans held for sale, increased $15.2 from March 31, 2002 to September 30, 2002 and increased $1.9 million from March 31, 2003 to September 30, 2003.

Non-interest income increased to $2.5 million for the six months ended September 30, 2003 from $2.1 million for the six months ended September 30, 2002. The primary reason for the increase in non-interest income is from the gain on sale of loans. Currently, the Bank is selling a majority of the residential mortgage loans it originates.

Non-interest expense increased to $6.3 million for the six months ended September 30, 2003 from $5.6 million for the six months ended September 30, 2002. The increase in compensation and employee related benefits expense of $411,000, or 11.8% increase, is primarily due to annual salary adjustments, adding two commercial loan officers, a credit administrator, and one commercial loan processor, an increase in medical expense, and an increase in commissions with related pension and taxes expense. The increase in occupancy expense is due to the increase in additional depreciation from the remodel and expansion of its Orchards branch in Lewiston, Idaho and construction of the Clarkston, Washington building. The increase in other non-interest expense of $177,000 is primarily the result of increases in data processing expense of $100,000 and merchant bankcard expense of $70,000.

Income taxes increased to an expense of $560,000 for the six months ended September 30, 2003 from $461,000 for the same time period in 2002, due to the increase income before income tax expense and an increase in the effective tax rates. The effective tax rates for the quarters ended September 30, 2003 and 2002 were 27.55% and 26.52% respectively. The decrease in the effective tax rates is due to the taxable timing difference of life insurance income.

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

At September 30, 2003, classified assets of the Company totaled $3.3 million. Assets classified as loss totaled $184,000 and consisted of consumer loans of $28,000, commercial non-real estate loans of $152,000, and overdrawn negotiable order of withdrawal ("NOW") accounts totaling $4,000. Assets classified as doubtful totaled $18,000 and consisted of residential loans of $13,000 and consumer loans of $5,000. Assets classified as substandard totaled $3.1 million, which consisted of $877,000 of commercial loans, $526,000 of commercial non-real estate loans, $253,000 of consumer loans, $808,000 of residential loans, $15,000 of NOW accounts, and $663,000 REO. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                   At September 30,
                                               -----------------------
                                                  2003         2002
                                               ----------   ----------
                                                    (In Thousands)
         Loss                                  $      184   $       25
         Doubtful                                      18           --
         Substandard                                3,142        1,540
                                               ----------   ----------
         Total classified assets               $    3,344   $    1,565
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

                                                   Six Months Ending                          Year Ending
                                                  September 30, 2003                         March 31, 2003
                                        --------------------------------------    --------------------------------------
                                                       Interest      Average                     Interest      Average
                                          Average         and         Yield/       Average          and         Yield/
                                          Balance      Dividends       Cost        Balance       Dividends       Cost
                                        ----------    ----------    ----------    ----------    ----------    ----------
                                                                     (Dollars in Thousands)
     Interest-earning assets (1):
     Loans receivable:
     Mortgage loans receivable          $   47,295    $    1,689          7.14%   $   55,975    $    4,160          7.43%
     Commercial loans receivable           122,897         3,784          6.17       109,559         7,361          6.77
     Construction loans receivable          33,559         1,328          7.91        19,750         1,717          8.69
     Consumer loans receivable              24,436           995          8.14        31,085         2,558          8.23
     Agricultural loans receivable          30,858           930          6.03        30,894         2,077          6.72
     Unearned loan fees and
        discounts and allowance
        for loan losses                     (4,804)           --            --        (3,814)           --            --
                                        ----------    ----------    ----------    ----------    ----------    ----------
     Loans receivable, net                 254,241         8,726          6.87       243,449        17,873          7.37
     Loans held for sale                     8,607           217          5.26         6,483           360          5.55
     Mortgage-backed securities              8,808           348          7.90        10,832           729          6.73
     Investment securities                  17,146           377          6.12        14,554           692          6.62
     Other earning assets                   21,391           437          4.96        21,540           921          5.03
                                        ----------    ----------                   ----------   ----------
     Total interest-earning assets         310,193        10,105          6.68       296,858        20,575          7.10
                                                      ----------                                ----------

     Non-interest-earning assets            27,531                                    21,880
                                        ----------                                ----------
     Total assets                       $  337,724                                $  318,738
                                        ==========                                ==========

     Interest-earning liabilities:
     Passbook, NOW and money
        market accounts                 $   74,657    $      237          0.63    $   67,522    $      534          0.79
     Certificates of deposit               112,975         1,841          3.26       108,406         4,109          3.79
                                        ----------    ----------                   ----------   ----------
     Total deposits                        187,632         2,078          2.21       175,928         4,643          2.64

     Advances from FHLB & other             80,732         1,993          4.94        82,292         4,067          4.94
                                        ----------    ----------                   ----------   ----------
     Total interest-bearing
         liabilities                       268,364         4,071          3.03       258,220         8,710          3.37
                                                      ----------                                ----------
     Total non-interest-bearing
        deposits                            32,948                                    26,140
     Non-interest-bearing
         liabilities                         5,405                                     5,169
                                        ----------                                ----------
     Total liabilities                     306,717                                   289,529
     Total stockholders' equity             31,007                                    29,209
                                        ----------                                ----------

     Total liabilities and
        total stockholders' equity      $  337,724                                $  318,738
                                        ==========                                ==========

     Net interest income                              $    6,034                                $   11,865
                                                      ==========                                ==========

     Interest rate spread                                                 3.65%                                     3.73%
                                                                    ==========                                ==========

     Net interest margin                                    4.05%                                     4.16%
                                                      ==========                                ==========

     Ratio of average interest-
        earning assets to average
        interest- bearing liabilities                     115.59%                                   114.96%
                                                      ==========                                ==========

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

The primary investing activity of the Company is the origination of loans. During the six month period ended September 30, 2003, the Company originated loans based upon new production in the amounts of $212.6 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $1.8 million and $0.9 million for the six months ended September 30, 2003 and 2002, respectively. Proceeds from the sale of loans provided $103.2 million for the six months ended September 30, 2003 and $63.9 million for the six months ended September 30, 2002.

The primary financing activities of the Company are customer deposits, brokered deposits, and advances from FHLB. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $15.2 million for the six months ended September 30, 2003, which were $14.5 million increase in branch deposits and $0.7 million increase in brokered deposits. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. FHLB advances totaled $77.0 million at September 30, 2003 and $80.2 million at September 30, 2002. The Company also maintains additional credit facilities with Wells Fargo Bank and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of September 30, 2003 and 2002. The Bank also has used other sources of funding when the need arises; brokered CD's (up to 15% of assets under current Board policy) and the National CD's markets. Cash provided by advances from FHLB and other borrowing facilities were $98.4 million for the six months ended September 30, 2003 and $40.5 million for the six months ended September 30, 2002. Cash used for payments on these advances were $93.5 million for the six months ended September 30, 2003 and $41.0 million for the six months ended September 30, 2002.

At September 30, 2003, the Company held cash and cash equivalents of $34.3 million. In addition, at such date $23.0 million of the Company's investment securities were classified as available for sale.

In the merger, the Company issued 1.48 million shares of common stock and approximately $36.5 million in cash, for a transaction value at announcement of approximately $74.0 million. The Company has a $42.5 million bridge loan available to provide for the $36.5 million in cash to purchase shares of Oregon Trail common stock at $22.00 per share and to pay other related merger expenses. The bridge loan is expected to be outstanding less than one month, at which time it will be repaid from the proceeds generated from the sale of available for sale investment securities. The merger was completed after the close of business on October 31, 2003.

The Company has commitments that have a future impact on the Company's liquidity position. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At September 30, 2003, the Company had loan commitments totaling $55.5 million, undisbursed lines of credit totaling $54.3 million, and undisbursed loans in process totaling $23.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2003 totaled $51.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management of the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to the FDIC and the State of Washington requirements. As of September 30, 2003, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 8.36%, 12.30% and 13.55%, respectively.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset-sensitivity of the balance sheet at September 30, 2003, the Bank is expecting to be well positioned to benefit from rising and declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 8.49%, all else being equal. If rates were to sustain an immediate 100 bp decrease, net interest income would be expected to decline by 5.03%, all else being equal. The following reflects the Company's NII sensitivity analysis as of September 30, 2003, March 31, 2003 and September 30, 2002 as compared to the 10.00% Board approved policy limit.

        September 30, 2003:           -100 BP                  Flat                 +200 BP
                                      -------                  ----                 -------
                                                      (Dollars in Thousands)
        Year 1 NII                   $ 10,505                $ 11,061               $ 12,000
        NII $ Change                ($    556)                     --               $    939
        NII % Change                    -5.03%                     --                   8.49%


        March 31, 2003:               -100 BP                  Flat                 +200 BP
                                      -------                  ----                 -------
                                                      (Dollars in Thousands)
        Year 1 NII                   $ 11,376                $ 11,856               $ 12,656
        NII $ Change                ($    480)                     --               $    800
        NII % Change                    -4.05%                     --                   6.75%


        September 30, 2002:           -200 BP                  Flat                 +200 BP
                                      -------                  ----                 -------
                                                      (Dollars in Thousands)
        Year 1 NII                   $ 12,004                $ 12,316               $ 12,790
        NII $ Change                ($    312)                     --               $    474
        NII % Change                    -2.53%                     --                   6.21%

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at September 30, 2003 consist of the following:

                                                                      One Year to    Three Years to
                                                   Less than One    Less than Three  Less than Five    Greater than
(Dollars in Thousands)                Total             Year             Years            Years         Five Years
                                   ------------     ------------     ------------     ------------     ------------
Maturities of advances from FHLB   $     76,972     $     15,110     $     29,414     $      9,098     $     23,350
Operating leases future minimum
  rental payments                  $        785     $        164     $        329     $        232     $         60
Construction and equipment
  contractual payments             $        593     $        593     $         --     $         --     $         --

Other commitments at September 30, 2003 consist of the following:

                                                                      One Year to    Three Years to
                                                   Less than One    Less than Three  Less than Five    Greater than
(Dollars in Thousands)                Total             Year             Years            Years         Five Years
                                   ------------     ------------     ------------     ------------     ------------
Loan commitments                   $     55,530     $     55,530     $         --     $         --     $         --
Lines of credit                    $     50,940     $     35,445     $      8,541     $      1,430     $      5,524
Standby letters of credit          $      3,377     $      2,926     $        451     $         --     $         --
Loans in progress                  $     23,245     $     23,245     $         --     $         --     $         --
Forward contracts on residential
  sold loans                       $        367     $        367     $         --     $         --     $         --


The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or paid monthly based upon usage, transactions, or number of customers. The data processing, automated teller machine, merchant bank card, and visa credit card expense, which include these contracts, was $679,000 for the six months ending September 30, 2003.

The Company has $3.4 million of performance standby letters of credit at September 30, 2003. The Company records fee income in accordance with Financial Accounting Standards Board No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, accordingly, a liability related to these guarantees have not been recorded in accordance with Financial Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.

Item 3 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management as of the end of the period covered by this report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
          (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There was no change in the Registrant's internal control over financial reporting during the Registrant's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company ("Meeting") was held on September 4, 2003. The results of the vote on the matters presented at the Meeting is as follows:

     1. The FirstBank NW Corp. resolution to approve the merger by the Merger Agreement, dated as of February 24, 2003, by and between FirstBank NW Corp. and Oregon Trail Financial Corp., including the issuance of FirstBank common stock in the merger was approved by stockholders by the following vote:
                  For  1,034,684:     Against  7,246;     Abstain  2,500

     2. The following individuals were elected as directors, each for a three-year term:
                                        Voted For            Votes Withheld
          W. Dean Jurgens               1,288,479                 1,918
          Clyde E. Conklin              1,276,979                13,418
          Steven R. Cox                 1,288,479                 1,918

          The terms of Directors William J. Larson, James N. Marker, Robert S. Coleman, Sr., and Larry K. Moxley continued after the meeting.

     3. The FirstBank NW Corp. resolution to appoint Moss-Adams, LLP as independent auditors for the Company for the fiscal year ending March 31, 2004 was approved by stockholders by the following vote:
                  For  1,274,515:     Against  12,862;     Abstain  3,020

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:
                  3.1      Articles of Incorporation of the Registrant (1)
                  3.2 (a)  Bylaws of the Registrant (1)
                  3.2 (b) Bylaws Amendment adopted by the Board of Directors on May 23, 2002 (2)
                  10.1     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Clyde E. Conklin (3)
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Larry K. Moxley (3)
                  10.3 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Clyde E. Conklin (3)
                  10.4 Salary Continuation Agreement between First Federal Bank of Idaho, F.S.B. and Larry K. Moxley (3)
                  31.1 Certification of Chief Executive Officer of FirstBank NW Corp.
                  31.2 Certification of Chief Financial Officer of FirstBank NW Corp.
                  32.1 Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2 Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.
         (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).

     (b) Reports on Form 8-K

         Item 7.  Financial Statements, Pro Forma Financial Information and
                  Exhibits: The Company filed a current report on Form 8-K on October 28, 2003 announcing its September 30, 2003 press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRSTBANK NW CORP.


DATED:  November 14, 2003         BY: /s/ CLYDE E. CONKLIN
                                      ----------------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                      ----------------------------------------
                                      Larry K. Moxley
                                      Secretary and Chief Financial Officer