Form 10QSB/A
period 2003-09-30
FIRSTBANK NW CORP
filed 2003-12-01
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                      1300 16th Avenue, Clarkston, WA 99403

                     Address of Principal Executive Offices

                                 (509) 295-5100

                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 2,828,105 shares outstanding on November 25, 2003.

Transitional Small Business Disclosure Format (check one):

( ) Yes         (X) No

     Explanatory Note: This Amendment to the Form 10-QSB of FirstBank NW Corp. for the quarterly period ended September 30, 2003 is being filed to (1) correct the Form 10-QSB cover page, and (2) correct a transposition typing error on the FirstBank NW Corp. and Subsidiary's Consolidated Statements of Cash Flows. Specifically, the line item entitled "Originations of loans held for sale" for the six months ended September 30, 2003 has been revised to change $160,146,050 to $106,146,050. There was no impact on total cash flow, earnings per share or stockholders equity of the Company.


PART I - FINANCIAL INFORMATION

                                                                                            Page
Item 1. Financial Statements
        Consolidated Statements of Financial Condition
           September 30, 2003, March 31, 2003, and September 30, 2002                         1
        Consolidated Statements of Income
           For the three months and six months ended September 30, 2003 and 2002              2
        Consolidated Statements of Cash Flows
           For the three months and six months ended September 30, 2003 and 2002              3
        Consolidated Statements of Comprehensive Income
           For the three months and six months ended September 30, 2003 and 2002              4
        Notes to Consolidated Financial Statements                                           5-11

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                        September 30,        March 31,        September 30,
                                                                            2003               2003               2002
                                                                      ---------------    ---------------    ---------------
                                                                         (Unaudited)                           (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                       $    12,852,496    $     9,378,650    $    14,519,897
  Interest bearing deposits                                                18,973,657            643,154          1,615,634
  Federal funds sold                                                        2,455,517         14,718,971         12,123,323
                                                                      ---------------    ---------------    ---------------
Total cash and cash equivalents                                            34,281,670         24,740,775         28,258,854

Investment securities:
  Available-for-sale                                                       17,250,202         16,812,845         14,056,900
Mortgage-backed securities:
  Held-to-maturity                                                          1,873,055          1,969,138          2,053,624
  Available-for-sale                                                        5,796,131          7,649,066          8,919,044
Loans receivable, net (Note 2)                                            246,709,089        251,804,620        238,062,886
Loans held for sale                                                         9,559,888          5,214,077         11,858,495
Accrued interest receivable                                                 2,119,985          1,882,060          2,447,382
Real estate owned                                                             663,507            119,755            130,554
Stock in FHLB, at cost                                                      5,882,275          5,730,675          5,542,775
Premises and equipment, net                                                 8,772,184          7,210,040          5,476,465
Income taxes receivable                                                       330,582             82,559                 --
Cash surrender value of bank owned and other insurance policies             7,496,511          7,272,489          7,083,570
Mortgage servicing assets                                                     883,042            825,814          1,017,295
Other assets                                                                1,497,982          1,084,086            907,643
                                                                      ---------------    ---------------    ---------------
TOTAL ASSETS                                                          $   343,116,103    $   332,397,999    $   325,815,577
                                                                      ===============    ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                            $   229,515,006    $   214,339,997    $   210,704,989
  Advances from borrowers for taxes and insurance                           1,013,701          1,191,545          1,284,325
  Advances from FHLB (Note 3)                                              76,971,821         81,816,228         80,224,335
  Income taxes payable                                                             --                 --             51,316
  Deferred federal and state income taxes                                     284,353            453,539            595,257
  Accrued expenses and other liabilities                                    3,938,603          4,532,586          3,586,787
                                                                      ---------------    ---------------    ---------------
Total Liabilities                                                         311,723,484        302,333,895        296,447,009
                                                                      ---------------    ---------------    ---------------

  Commitments and contingencies (Note 6)
  Stockholders' Equity (Note 4):
  Preferred stock, $0.01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                              --                 --                 --
  Common stock, $0.01 par value, 5,000,000 shares authorized;
      1,390,492, 1,380,992, and 1,403,592 shares issued;
      1,307,162, 1,278,531 and 1,296,950 shares outstanding                    13,942             13,810             14,073
  Additional paid-in-capital                                               10,053,591          9,842,120         10,255,184
  Retained earnings, substantially restricted                              21,297,945         20,213,669         19,103,745
  Unearned ESOP shares                                                      (844,160)          (884,020)          (927,770)
  Deferred compensation                                                      (38,479)          (156,659)          (274,840)
  Accumulated other comprehensive income                                      909,780          1,035,184          1,198,176
                                                                      ---------------    ---------------    ---------------
Total Stockholders' Equity                                                 31,392,619         30,064,104         29,368,568
                                                                      ---------------    ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   343,116,103    $   332,397,999    $   325,815,577
                                                                      ===============    ===============    ===============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                          Three-months ended September 30,   Six-months ended September 30,
                                                               2003               2002           2003              2002
                                                           ------------      -----------     ------------      ------------
                                                                                      (Unaudited)
Interest income:
  Loans receivable                                         $  4,436,067     $  4,572,369     $  8,943,248      $  9,065,135
  Mortgage-backed securities                                    171,702          186,372          347,700           371,237
  Investment securities                                         188,999          160,889          377,056           317,695
  Other interest earning assets                                 210,769          233,843          437,434           474,230
                                                           ------------     ------------     ------------      ------------
Total interest income                                         5,007,537        5,153,473       10,105,438        10,228,297
                                                           ------------     ------------     ------------      ------------

Interest expense:
  Deposits                                                    1,021,499        1,224,820        2,078,230         2,444,598
  Advances from FHLB and other borrowings                       993,104        1,025,209        1,992,863         2,032,567
                                                           ------------     ------------     ------------      ------------
Total interest expense                                        2,014,603        2,250,029        4,071,093         4,477,165
                                                           ------------     ------------     ------------      ------------

Net interest income                                           2,992,934        2,903,444        6,034,345         5,751,132
Provision for loan losses                                        78,315          228,429          255,576           437,835
                                                           ------------     ------------     ------------      ------------
Net interest income after provision for loan losses           2,914,619        2,675,015        5,778,769         5,313,297
                                                           ------------     ------------     ------------      ------------

Non-interest income:
  Gain on sale of loans                                         590,493          504,805        1,370,344           923,700
  Service fees and other charges                                534,827          543,352        1,111,651         1,050,437
  Commissions and other                                          32,939           34,960           66,546            83,943
                                                           ------------     ------------     ------------      ------------
Total non-interest income                                     1,158,259        1,083,117        2,548,541         2,058,080
                                                           ------------     ------------     ------------      ------------

Non-interest expense:
  Compensation and employee related benefits                  1,956,241        1,776,717        3,875,885         3,465,365
  Occupancy                                                     347,393          298,418          698,191           625,487
  Other                                                         842,880          786,051        1,720,044         1,543,499
                                                           ------------     ------------     ------------      ------------
Total non-interest expense                                    3,146,514        2,861,186        6,294,120         5,634,351
                                                           ------------     ------------     ------------      ------------

Income before income tax expense                                926,364          896,946        2,033,190         1,737,026
Income tax expense                                              232,487          251,583          560,083           460,708
                                                           ------------     ------------     ------------      ------------
Net income                                                 $    693,877     $    645,363     $  1,473,107      $  1,276,318
                                                           ============     ============     ============      ============

Earnings per share (Note 5):
  Net income per share - basic                             $       0.54     $       0.50     $       1.14      $       0.98
  Net income per share - diluted                           $       0.51     $       0.48     $       1.09      $       0.95
  Cash dividends paid per common share                     $       0.15     $       0.12     $       0.30      $       0.24
  Weighted average shares outstanding - basic                 1,294,267        1,290,589        1,287,650         1,296,270
  Weighted average shares outstanding - diluted               1,366,142        1,333,078        1,353,745         1,345,830

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                                     Six-months ended September 30,
                                                                                                      2003                  2002
                                                                                                 -------------        --------------
                                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                                                     $   1,473,107        $   1,276,318
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation                                                                                       344,451              314,416
    Amortization (accretion) of securities, net                                                        (80,341)              (8,178)
    Provision for loan losses                                                                          255,577              437,835
    Gain on sale of loans held for sale                                                             (1,370,344)            (923,700)
    Proceeds from sale of loans held for sale                                                      103,170,583           63,860,133
    Originations of loans held for sale                                                           (106,146,050)         (56,665,640)
    FHLB stock dividends                                                                              (151,600)            (162,900)
    ESOP compensation expense                                                                          101,268               76,993
    Other (gains) losses, net                                                                            3,625              (20,975)
    Deferred compensation expense                                                                      118,181              118,180
    Deferred income taxes                                                                              (88,061)            (252,369)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                                      (802,978)            (583,389)
    Accrued expenses and other liabilities                                                            (593,984)             984,440
    Income taxes receivable                                                                           (248,023)              94,279
                                                                                                 -------------        -------------
Net cash provided by (used in) operating activities                                                 (4,014,589)           8,545,443
                                                                                                 -------------        -------------
Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                              92,558               83,826
  Proceeds from maturities of mortgage-backed securities; available-for-sale                         1,695,221              785,084
  Purchase of investment securities; available-for-sale                                               (309,498)            (504,074)
  Other net change in loans receivable                                                               4,130,196          (18,493,851)
  Purchases of premises and equipment                                                               (1,906,595)            (284,111)
  Net increase in cash surrender value of life insurance policies                                     (224,022)            (233,787)
  Proceeds from sale of real estate owned                                                              163,502              315,691
                                                                                                 -------------        -------------
Net cash provided by (used in) investing activities                                                  3,641,362          (18,331,222)
                                                                                                 -------------        -------------
Cash flows from financing activities:
  Cash paid for dividends                                                                             (388,831)            (317,259)
  Net increase in deposits                                                                          15,175,009           14,582,475
  Advances (repayments) from borrowers for taxes and insurance                                        (177,844)            (111,360)
  Advances from FHLB and other borrowings                                                           93,531,000           41,046,406
  Payments on advances from FHLB and other borrowings                                              (98,375,407)
                                                                                                                        (40,544,514)
  Proceeds from exercise of stock options                                                              150,195               44,268
  Repurchase of common stock                                                                                --             (667,285)
                                                                                                 -------------        -------------
Net cash provided by financing activities                                                            9,914,122           14,032,731
                                                                                                 -------------        -------------

Net increase in cash and cash equivalents                                                            9,540,895            4,246,952

Cash and cash equivalents, beginning of period                                                      24,740,775           24,011,902
                                                                                                 -------------        -------------
Cash and cash equivalents, end of period                                                         $  34,281,670        $  28,258,854
                                                                                                 =============        =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                                    $   4,045,225        $   4,765,016
     Income taxes                                                                                $     896,167        $     616,966
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax                     $     (69,050)       $     868,049
     Unrealized gain (losses) on cash flow hedge derivative, net of tax                          $     (56,353)       $     156,621
     Loans receivable charged to the allowance for loan losses                                   $      64,061        $     121,615
     Transfer from loans converted to real estate acquired through foreclosure                   $     709,758        $          --

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                                   Three-months ended September 30,   Six-months ended September 30,
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

                                                           September 30,           March 31,         September 30,
                                                               2003                  2003                2002
                                                              ------                ------              ------
                                                           (Unaudited)                                (Unaudited)
                                                                  % of Loans           % of Loans             % of Loans
                                                                  in Category          in Category            in Category
                                                                    to Total             to Total               to Total
     (Dollars in Thousands)                               Amount      Loans    Amount      Loans    Amount       Loans
                                                          ------     ------    ------     ------    ------      ------
     Residential                                          $  134      16.59%   $  243      18.60%   $  254      22.09%
     Construction                                            831      21.09       660      17.16       495      13.25
     Agricultural                                            414      10.75       425      10.59       391      12.04
     Commercial                                            2,181      43.51     1,973      43.48     1,628      40.10
     Consumer and other loans                                 56       8.06       113      10.17       115      12.52
                                                          ------     ------    ------     ------    ------     ------
     Total allowance for loan losses                      $3,616     100.00%   $3,414     100.00%   $2,883     100.00%
                                                          ======     ======    ======     ======    ======     ======

The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                                Six-Months         Fiscal Year          Six-Months
                                                                  Ending              Ending              Ending
                                                               September 30,         March 31,         September 30,
                                                                   2003                2003                2002
                                                                ----------          ----------          ----------
                                                                (Unaudited)                             (Unaudited)
     Balance at beginning of period                             $3,414,262          $2,562,757          $2,562,757
                                                                ----------          ----------          ----------
     Provision for loan losses                                     255,576           1,033,068             437,835
                                                                ----------          ----------          ----------
     Charge-offs:
          Residential real estate                                   10,000                  --                  --
          Construction real estate                                      --                  --                  --
          Commercial non-real estate                                19,251              17,699                  --
          Consumer and other loans                                  34,809             185,773             121,615
                                                                ----------          ----------          ----------
     Total charge offs                                              64,060             203,472             121,615

     Recoveries                                                     10,405              21,909               4,457
                                                                ----------          ----------          ----------
     Net charge offs                                                53,655             181,563             117,158
                                                                ----------          ----------          ----------
     Balance at end of year                                     $3,616,183          $3,414,262          $2,883,434
                                                                ==========          ==========          ==========
     Net charge-offs to average outstanding loans                     0.02%               0.07%               0.05%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of generally accepted accounting principles ("GAAP") at the years indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

                                                                              September 30,   March 31,   September 30,
                                                                                  2003          2003          2002
                                                                               ----------    ----------    ----------
                                                                               (Unaudited)                (Unaudited)
     Loans accounted for on a  nonaccrual basis:
     Real estate loans:
        Residential                                                            $  630,040    $  428,659    $  569,292
        Construction                                                              163,500            --       163,500
        Agricultural                                                              134,882        10,000            --
        Commercial                                                                502,884       175,499       782,161
     Commercial non-real estate                                                   219,416       498,636         2,964
     Consumer and other loans                                                     114,179       138,490       175,139
     Agricultural operating                                                            --            --        53,772
                                                                               ----------    ----------    ----------
     Total real estate loans                                                    1,764,901     1,251,284     1,746,828

     Accruing loans which are contractually
        past due 90 days or more                                                       --            --            --
                                                                               ----------    ----------    ----------
     Total of nonaccrual and 90 days past
        due loans                                                               1,764,901     1,251,284     1,746,828
                                                                               ----------    ----------    ----------
     Real estate owned:
        Residential                                                               330,826       119,755       130,554
        Commercial                                                                332,681            --            --
                                                                               ----------    ----------    ----------
     Total real estate owned                                                      663,507       119,755       130,554
                                                                               ----------    ----------    ----------
     Total nonperforming loans                                                  2,428,408     1,371,039     1,877,382

        Restructured loans                                                        284,032       441,691       429,605
                                                                               ----------    ----------    ----------

     Total nonperforming assets                                                $2,712,440    $1,812,730    $2,306,987
                                                                               ----------    ----------    ----------
     Nonaccrual and 90 days or more past due
        loans as a percent of loans receivable, net                                  0.72%         0.50%         0.73%
     Nonaccrual and 90 days or more past
        due loans as a percent of total assets                                       0.51%         0.38%         0.54%
     Nonperforming assets as a percent of
        total assets                                                                 0.79%         0.55%         0.71%
     Total nonperforming assets to total loans                                       0.99%         0.66%         0.90%

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

Scheduled maturities of advances from Federal Home Loan Bank were as follows:

                                                                  One Year to       Five Years to
                                               Less than One     Less than Five     Less than Ten    Greater than Ten
At September 20, 2003:                             Year               Years             Years             Years
                                                   ----               -----             -----             -----
Maturities of advances from FHLB               $ 15,109,600       $ 38,511,804      $ 22,154,449       $ 1,195,968
Range of interest rates                         1.15%-6.62%        4.40%-5.90%       3.33%-6.21%           6.66%
Weighted average interest rate                      4.80%              5.32%             4.27%             6.66%
Percentage of total advances                       19.63%             50.04%            28.78%             1.55%

                                                                  One Year to       Five Years to
                                               Less than One     Less than Five     Less than Ten    Greater than Ten
At September 20, 2002:                             Year               Years             Years             Years
                                                   ----               -----             -----             -----
Maturities of advances from FHLB               $ 9,436,300        $ 52,371,404      $ 17,170,664       $ 1,245,967
Range of interest rates                         2.47%-6.59%        4.40%-6.62%       3.33%-6.21%           6.66%
Weighted average interest rate                      4.47%              5.32%            4.52%              6.66%
Percentage of total advances                       11.76%             65.28%            21.40%             1.55%

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                    For the Three Months Ended September 30, 2003       For the Six Months Ended September 30, 2003
                                    ---------------------------------------------       --------------------------------------------
                                                        Weighted-     Per-Share                            Weighted-     Per-Share
                                       Net Income    Average Shares     Amount             Net Income    Average Shares    Amount
                                       ----------    --------------     ------             ----------    --------------     ------
  Basic EPS:
  Income available to common
      Stockholders                      $ 693,877         1,294,267     $ 0.54             $1,473,107         1,287,650    $ 1.14
                                                                        ------                                             ------
  Effect of dilutive securities:
      Restricted stock awards                  --            71,875                                --            66,095
                                        ---------         ---------                        ----------         ---------
  Diluted EPS:
    Income available to common
      Stockholders - assumed
      Conversions                       $ 693,877         1,366,142     $ 0.51             $1,473,107         1,353,745    $ 1.09
                                        =========         =========     ======             ==========         =========    ======

                                    For the Three Months Ended September 30, 2002       For the Six Months Ended September 30, 2002
                                    ---------------------------------------------       --------------------------------------------
                                                        Weighted-     Per-Share                            Weighted-     Per-Share
                                       Net Income    Average Shares     Amount             Net Income    Average Shares    Amount
                                       ----------    --------------     ------             ----------    --------------     ------
  Basic EPS:
  Income available to common
      Stockholders                      $ 645,363         1,290,589     $ 0.50             $1,276,318         1,296,270    $ 0.98
                                                                        ------                                             ------
  Effect of dilutive securities:
      Restricted stock awards                  --            42,489                                --            49,560
                                        ---------         ---------                        ----------         ---------

  Diluted EPS:
    Income available to common
      Stockholders - assumed
      Conversions                       $ 645,363         1,333,078     $ 0.48             $1,276,318         1,345,830    $ 0.95
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

                                                              Three-months ended September 30,    Six-months ended September 30,
                                                                   2003             2002              2003            2002
                                                                -----------      -----------      -----------      -----------
                                                                                        (Unaudited)

     Net income as previously reported                          $   693,877      $   645,363      $ 1,473,107      $ 1,276,318
     Pro forma adjustment for effect of fair value
          accounting for stock options                                 (254)          (6,541)            (508)         (13,081)
                                                                -----------      -----------      -----------      -----------
            Pro forma net income                                $   693,623      $   638,822      $ 1,472,599      $ 1,263,237
                                                                ===========      ===========      ===========      ===========
     Pro forma basic earnings per share                         $      0.54      $      0.49      $      1.14      $      0.97
                                                                ===========      ===========      ===========      ===========
     Pro forma diluted earnings per share                       $      0.51      $      0.48      $      1.09      $      0.94
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


                                 FIRSTBANK NW CORP.


DATED:  November 26, 2003        BY: /s/ CLYDE E. CONKLIN
                                     -------------------------------------------
                                         Clyde E. Conklin
                                         President and Chief Executive Officer

                                 BY: /s/ LARRY K. MOXLEY
                                     -------------------------------------------
                                         Larry K. Moxley
                                         Secretary and Chief Financial Officer