Form 10QSB
period 2003-12-31
FIRSTBANK NW CORP
filed 2004-02-17
CIK 1035513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended December 31, 2003


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


                      1300 16th Avenue, Clarkston, WA 99403
                    (Address of Principal Executive Offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock 2,833,984 shares outstanding on February 16, 2004.

Transitional Small Business Disclosure Format (check one):

[ ] Yes           [X] No

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                            Page
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition
             December 31, 2003, March 31, 2003, and December 31, 2002         1
         Consolidated Statements of Income
            For the three months and nine months ended December 31,
            2003 and 2002                                                     2
         Consolidated Statements of Cash Flows
            For the nine months ended December 31, 2003 and 2002              3
         Consolidated Statements of Comprehensive Income
            For the three months and nine months ended December 31,
            2003 and 2002                                                     4
         Notes to Consolidated Financial Statements                      5 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            14 - 24

Item 3.  Controls and Procedures                                             25



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26
Item 2.  Changes in Securities and Use of Proceeds                           26
Item 3.  Defaults Upon Senior Securities                                     26
Item 4.  Submission of Matters to a Vote of Security Holders                 26
Item 5.  Other Information                                                   26
Item 6.  Exhibits and Reports on Form 8-K                                    26

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                  December 31,       March 31,      December 31,
                                                                      2003             2003             2002
                                                                  -------------    -------------    -------------
ASSETS                                                             (Unaudited)                       (Unaudited)
Cash and cash equivalents:
  Non-interest bearing deposits                                   $  15,694,891    $   9,378,650    $  13,287,814
  Interest bearing deposits                                           7,767,778          643,154          729,200
  Federal funds sold                                                      1,521       14,718,971        1,811,000
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      23,464,190       24,740,775       15,828,014

Investment securities:
  Available-for-sale                                                 19,093,938       16,812,845       16,580,860
  Held-to-maturity                                                   19,412,008               --               --
Mortgage-backed securities:
  Held-to-maturity                                                   23,206,225        1,969,138        2,017,246
  Available-for-sale                                                 58,137,290        7,649,066        8,424,584
Loans receivable, net (Note 4)                                      452,608,688      251,804,620      251,716,095
Loans held for sale                                                   6,889,692        5,214,077        8,402,009
Accrued interest receivable                                           3,391,159        1,882,060        2,194,583
Real estate owned                                                       910,833          119,755           57,627
Stock in FHLB, at cost                                               12,384,375        5,730,675        5,636,975
Premises and equipment, net                                          17,987,659        7,210,040        5,805,351
Income taxes receivable                                                 298,709           82,559          107,883
Deferred federal and state income taxes                                 632,190               --               --
Cash surrender value of bank owned and other insurance policies      21,958,596        7,272,489        7,195,581
Mortgage servicing assets                                               689,422          825,814          850,830
Goodwill and other intangible assets                                 22,785,092               --               --
Other assets                                                          1,416,817        1,084,086        1,060,613
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 685,266,883    $ 332,397,999    $ 325,878,251
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 474,480,326    $ 214,339,997    $ 209,703,163
  Advances from borrowers for taxes and insurance                       539,513        1,191,545          677,404
  Advances from FHLB (Note 7)                                       134,055,650       81,816,228       81,565,282
  Deferred federal and state income taxes                                    --          453,539          447,871
  Accrued expenses and other liabilities                              7,281,570        4,532,586        4,062,427
                                                                  -------------    -------------    -------------
Total Liabilities                                                   616,357,059      302,333,895      296,456,147
                                                                  -------------    -------------    -------------

  Commitments and contingencies (Note 10)
  Stockholders' Equity (Note 8):
  Preferred stock, $0.01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                        --               --               --
  Common stock, $0.01 par value,  5,000,000 shares authorized;
      2,862,331, 1,380,992, and 1,380,992 shares issued;
      2,781,093, 1,278,531 and 1,276,439 shares outstanding              28,660           13,810           13,847
  Additional paid-in-capital                                         46,208,702        9,842,120        9,813,703
  Retained earnings, substantially restricted                        22,154,545       20,213,669       19,629,952
  Unearned ESOP shares                                                 (823,260)        (884,020)        (906,870)
  Deferred compensation                                                      --         (156,659)        (215,750)
  Accumulated other comprehensive income                              1,341,177        1,035,184        1,087,222
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           68,909,824       30,064,104       29,422,104
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 685,266,883    $ 332,397,999    $ 325,878,251
                                                                  =============    =============    =============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                         Three Months Ended           Nine Months Ended
                                                             December 31,                December 31,
                                                      -------------------------   -------------------------
                                                         2003          2002          2003          2002
                                                      -----------   -----------   -----------   -----------
                                                                          (Unaudited)
Interest income:
  Loans receivable                                    $ 6,595,161   $ 4,655,507   $15,538,408   $13,720,642
  Mortgage-backed securities                              661,547       174,583     1,009,247       545,820
  Investment securities                                   314,841       186,194       691,896       503,889
  Other interest earning assets                           439,002       250,082       876,437       724,313
                                                      -----------   -----------   -----------   -----------
Total interest income                                   8,010,551     5,266,366    18,115,988    15,494,664
                                                      -----------   -----------   -----------   -----------

Interest expense:
  Deposits                                              1,509,110     1,168,763     3,587,340     3,613,361
  Advances from FHLB and other borrowings               1,285,662     1,022,735     3,278,525     3,055,302
                                                      -----------   -----------   -----------   -----------
Total interest expense                                  2,794,772     2,191,498     6,865,865     6,668,663
                                                      -----------   -----------   -----------   -----------

Net interest income                                     5,215,779     3,074,868    11,250,123     8,826,001
Provision for loan losses                                 162,459       359,330       418,035       797,165
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     5,053,320     2,715,538    10,832,088     8,028,836
                                                      -----------   -----------   -----------   -----------

Non-interest income:
  Gain on sale of loans                                   285,751       608,330     1,656,095     1,532,030
  Service fees and other charges                          870,459       501,216     1,982,111     1,551,653
  Commissions and other                                    69,745        38,605       136,291       122,548
                                                      -----------   -----------   -----------   -----------
Total non-interest income                               1,225,955     1,148,151     3,774,497     3,206,231
                                                      -----------   -----------   -----------   -----------

Non-interest expense:
  Compensation and employee related benefits            2,853,683     1,821,510     6,729,568     5,286,875
  Occupancy                                               590,799       307,177     1,288,990       932,664
  Other                                                 1,277,058       751,990     2,997,102     2,295,489
                                                      -----------   -----------   -----------   -----------
Total non-interest expense                              4,721,540     2,880,677    11,015,660     8,515,028
                                                      -----------   -----------   -----------   -----------

Income before income tax expense                        1,557,735       983,012     3,590,925     2,720,039
Income tax expense                                        276,490       264,350       836,573       725,059
                                                      -----------   -----------   -----------   -----------
Net income                                            $ 1,281,245   $   718,662   $ 2,754,352   $ 1,994,980
                                                      ===========   ===========   ===========   ===========

Earnings per share (Note 9):
  Net income per share - basic                        $      0.56   $      0.56   $      1.70   $      1.55
  Net income per share - diluted                      $      0.52   $      0.55   $      1.59   $      1.49
  Cash dividends paid per common share                $      0.15   $      0.15   $      0.47   $      0.39
  Weighted average shares outstanding - basic           2,285,027     1,281,290     1,621,314     1,290,530
  Weighted average shares outstanding - diluted         2,483,620     1,313,479     1,731,498     1,338,694

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                December 31,
                                                                                       ------------------------------
                                                                                           2003              2002
                                                                                       -------------    -------------
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                                           $   2,754,352    $   1,994,980
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation                                                                             648,174          468,608
    Amortization (accretion) of securities, net                                             (652,589)         (15,497)
    Provision for loan losses                                                                418,035          797,165
    Gain on sale of loans held for sale                                                   (2,022,287)      (1,758,730)
    Proceeds from sale of loans held for sale                                            136,601,823      109,446,494
    Originations of loans held for sale                                                 (137,576,701)    (112,349,471)
    Impairment of mortgage servicing rights                                                  170,500          226,700
    FHLB stock dividends                                                                    (276,100)        (257,100)
    ESOP compensation expense                                                                157,058          116,452
    Other (gains) losses, net                                                                  4,012          (14,607)
    Deferred compensation expense                                                            156,660          177,270
    Deferred income taxes                                                                   (396,244)        (346,658)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                           2,501,144         (305,427)
    Accrued expenses and other liabilities                                                (2,034,141)       1,460,080
    Income taxes receivable                                                                  283,177          (46,240)
                                                                                       -------------    -------------
Net cash provided by (used in) operating activities                                          736,873         (405,981)
                                                                                       -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                   122,862          118,855
  Proceeds from maturities of mortgage-backed securities; available-for-sale               5,621,603        1,352,487
  Proceeds from maturities of investment securities; available-for-sale                          550               --
  Proceeds from sale of mortgage-backed securities; available-for-sale                    22,161,946               --
  Proceeds from sale investment securities; available-for-sale                             2,931,538               --
  Purchase of mortgage-backed securities; held-to-maturity                               (21,198,069)              --
  Purchase of mortgage-backed securities; available-for-sale                             (19,467,813)              --
  Purchase of investment securities; held-to-maturity                                    (10,057,574)              --
  Purchase of investment securities; available-for-sale                                     (348,502)      (3,286,618)
  Other net change in loans receivable                                                    (4,784,020)     (18,344,104)
  Net cash in acquisition, net                                                            24,780,063               --
  Purchases of premises and equipment                                                     (2,630,109)        (767,189)
  Net increase in cash surrender value of life insurance policies                           (386,270)        (345,798)
  Proceeds from sale of real estate owned                                                    586,169          382,250
                                                                                       -------------    -------------
Net cash provided by (used in) investing activities                                       (2,667,626)     (20,890,117)
                                                                                       -------------    -------------

Cash flows from financing activities:
  Cash paid for dividends                                                                   (811,793)        (509,714)
  Net increase in deposits                                                                 1,836,739       13,580,649
  Advances (repayments) from borrowers for taxes and insurance                              (658,646)        (718,281)
  Advances from FHLB and other borrowings                                                142,693,794       81,766,406
  Payments on advances from FHLB and other borrowings                                   (141,277,554)     (79,923,567)
  Proceeds from exercise of stock options                                                    764,237           66,402
  Repurchase of common stock                                                              (1,892,609)      (1,149,685)
                                                                                       -------------    -------------
Net cash provided by (used in) financing activities                                          654,168       13,112,210
                                                                                       -------------    -------------

Net decrease in cash and cash equivalents                                                 (1,276,585)      (8,183,888)
Cash and cash equivalents, beginning of period                                            24,740,775       24,011,902
                                                                                       -------------    -------------
Cash and cash equivalents, end of period                                               $  23,464,190    $  15,828,014
                                                                                       =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                          $   6,299,280    $   6,949,850
     Income taxes                                                                      $     964,366    $   1,136,362
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax           $      36,798    $     750,009
     Unrealized gain (losses) on cash flow hedge derivative, net of tax                $     (92,236)   $     163,705
     Loans receivable charged to the allowance for loan losses                         $     128,823    $     174,482
     Transfer from loans converted to real estate acquired through foreclosure         $   1,205,485    $          --

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                                 Three Months Ended             Nine Months Ended
                                                                     December 31,                  December 31,
                                                              --------------------------    --------------------------
                                                                 2003           2002           2003           2002
                                                              -----------    -----------    -----------    -----------
                                                                                    (Unaudited)

Net income                                                    $ 1,281,245    $   718,662    $ 2,754,352    $ 1,994,980
                                                              -----------    -----------    -----------    -----------
Other comprehensive income (loss), net of tax:
      Change in unrealized gains (losses) on securities;
        available-for-sale, net of tax benefit (expense) of
        ($66,594), $76,360, ($21,924), and ($485,184)             105,848       (118,039)        36,798        750,009
     Change in unrealized derivative gains on cash flow
        hedge, net of tax benefit (expense) of $23,213,
        ($4,583), $59,669, and ($105,901)                         (35,883)         7,084        (92,236)       163,705
                                                              -----------    -----------    -----------    -----------
     Net other comprehensive income (loss)                         69,965       (110,955)       (55,438)       913,714
                                                              -----------    -----------    -----------    -----------

Comprehensive income                                          $ 1,351,210    $   607,707    $ 2,698,914    $ 2,908,694
                                                              ===========    ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2004.

The unaudited consolidated financial statements of FirstBank NW Corp. (the "Company") include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and the Bank's wholly-owned subsidiary, TriStar Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      BUSINESS COMBINATION

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank, for approximately $36.5 million in cash and 1,480,064 shares of FirstBank common stock for consideration of the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. Common stock increased $14,800 and additional paid in capital increased $33,212,637 as a result of the issuance of common stock for the acquisition. Additional paid in capital increased by $4,563,100 as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition. The statement of operations includes operations of the acquired entity, Oregon Trail, for the two month period ended December 31, 2003.

It has been the Company's strategic objective to utilize capital to support growth and growth through merger and acquisition was also a longer term strategy. Oregon Trail complements the Company's operations an business strategies. Oregon Trail was a potential acquisition candidate because of its market area that is geographically contiguous to the Company's existing market areas with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which is shared by the Company. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the board of directors and management of the Company believed that a combination of the two companies would enhance the existing Company's competitiveness, and would have a minimal impact on the staff of Oregon Trail. The acquisition doubled the Company's asset size and the common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

(3)      SUPPLEMENTAL PRO FORMA INFORMATION

The following table sets forth the supplemental pro forma unaudited pro forma condensed combined statement of income for the three months ended December 31, 2003 and 2002, reflecting the acquisition of Oregon Trail by the Company as if it had occurred at the beginning of the periods.

                               FirstBank NW Corp.
                          Oregon Trail Financial Corp.
           Unaudited Pro Forma Condensed Combined Statements of Income
                        (In thousands, except share data)

                                                                         Three Months Ended
                                                                            December 31,
                                                                     --------------------------
                                                                        2003           2002
                                                                     -----------    -----------
                                                                            (Unaudited)
         Total interest income                                       $     9,709    $    11,487
         Total interest expense                                            3,160          3,910
                                                                     -----------    -----------
         Net interest income                                               6,549          7,577
         Provision for loan losses                                           906            394
                                                                     -----------    -----------
         Net interest income after provision for loan losses               5,643          7,183
         Total non-interest income                                         1,454          2,007
         Total non-interest expense                                       (7,408)        (5,784)
                                                                     -----------    -----------
         Income (loss) before income tax expense                            (311)         3,406
         Income tax expense (benefit)                                       (354)         1,154
                                                                     -----------    -----------
         Net income                                                           43          2,252
                                                                     ===========    ===========

         Pro Forma earnings per share:
           Pro Forma net income per share - basic                    $      0.02    $      0.82
           Pro Forma net income per share - diluted                  $      0.01    $      0.79
           Pro Forma weighted average shares outstanding - basic       2,783,744      2,761,354
           Pro Forma weighted average shares outstanding - diluted     3,039,621      2,832,547

(4)      LOANS RECEIVABLE

Loans receivable at December 31, 2003, March 31, 2003, and December 31, 2002 consists of the following:

                                                 December 31,     March 31,    December 31,
                                                     2003           2003           2002
                                                 ------------   ------------   ------------
                                                  (Unaudited)                   (Unaudited)
         Real estate loans:
              Residential                        $112,555,969   $ 50,780,992   $ 52,337,219
              Commercial                          122,016,919     68,125,421     68,695,843
              Agricultural                         20,246,334     15,920,524     16,474,608
              Construction                         64,145,636     46,836,132     40,954,334

         Other loans:
              Commercial (non-real estate)         66,965,530     50,602,602     48,988,888
              Other consumer                       51,211,102      7,843,541      8,164,368
              Home equity                          19,666,939     19,924,033     21,678,840
              Agricultural operating               31,030,687     12,999,558     14,736,315
                                                 ------------   ------------   ------------

         Total loans receivable                   487,839,116    273,032,803    272,030,415

         Less:
              Loans in process                     26,524,031     16,676,636     15,949,852
              Unearned loan fees and discounts      2,109,542      1,137,285      1,174,009
              Allowance for loan losses             6,596,855      3,414,262      3,190,459
                                                 ------------   ------------   ------------

         Loans receivable, net                   $452,608,688   $251,804,620   $251,716,095
                                                 ============   ============   ============

         Loans held for sale                     $  6,889,692   $  5,214,077   $  8,402,009
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

                                                December 31,                 March 31,                December 31,
                                                    2003                       2003                       2002
                                           -----------------------    -----------------------    -----------------------
                                                (Unaudited)                                            (Unaudited)

                                                        % of Loans                % of Loans                  % of Loans
                                                        in Category               in Category                 in Category
                                                         to Total                  to Total                    to Total
         (Dollars in Thousands)              Amount       Loans         Amount       Loans         Amount        Loans
                                           ----------   ----------    ----------   ----------    ----------   ----------
         Residential                       $      277        23.07%   $      243        18.60%   $      237        21.66%
         Construction                             913        13.15           660        17.16           595        14.60
         Agricultural                             869        10.51           425        10.59           386        11.13
         Commercial                             2,707        38.74         1,973        43.48         1,907        41.97
         Consumer and other loans               1,831        14.53           113        10.17            65        10.64
                                           ----------   ----------    ----------   ----------    ----------   ----------
         Total allowance for loan losses   $    6,597       100.00%   $    3,414       100.00%   $    3,190       100.00%
                                           ==========   ==========    ==========   ==========    ==========   ==========


The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                             Nine Months     Fiscal Year     Nine Months
                                                                Ended           Ended           Ended
                                                             December 31,      March 31,     December 31,
                                                                 2003            2003            2002
                                                             ------------    ------------    ------------
                                                              (Unaudited)                     (Unaudited)
              Balance at beginning of period                 $  3,414,262    $  2,562,757    $  2,562,756
                                                             ------------    ------------    ------------

              Addition through acquisition                      2,863,371              --              --
                                                             ------------    ------------    ------------
              Provision for loan losses                           418,035       1,033,068         797,165
                                                             ------------    ------------    ------------

              Charge-offs:
                 Residential real estate                           15,361              --              --
                 Commercial non-real estate                        39,885          17,699          17,699
                 Consumer and other loans                         121,815         185,773         156,782
                                                             ------------    ------------    ------------
              Total charge offs                                   177,061         203,472         174,481

              Recoveries                                           78,248          21,909           5,019
                                                             ------------    ------------    ------------

              Net charge-offs                                      98,813         181,563         169,462
                                                             ------------    ------------    ------------

              Balance at end of year                         $  6,596,855    $  3,414,262    $  3,190,459
                                                             ============    ============    ============

              Net charge-offs to average outstanding loans           0.03%           0.07%           0.07%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. It is the policy of the Bank to cease accruing interest on loans more than 90 days past due.

                                                               December 31,      March 31,     December 31,
                                                                   2003            2003            2002
                                                               ------------    ------------    ------------
                                                                (Unaudited)                     (Unaudited)
              Loans accounted for on a  nonaccrual basis:
              Real estate loans:
                 Residential                                   $    817,524    $    428,659    $    706,270
                 Agricultural                                            --          10,000         224,974
                 Commercial                                         197,263         175,499         595,291
              Commercial non-real estate                            328,308         498,636           1,269
              Consumer and other loans                              115,153         138,490         195,531
                                                               ------------    ------------    ------------
              Total                                               1,458,248       1,251,284       1,723,335

              Accruing loans which are contractually
               past due 90 days or more                                  --              --              --
                                                               ------------    ------------    ------------

              Total of nonaccrual and 90 days past
               due loans                                          1,458,248       1,251,284       1,723,335
                                                               ------------    ------------    ------------
              Real estate owned:
                 Residential                                         61,128         119,755              --
                 Commercial                                         822,205              --              --
                                                               ------------    ------------    ------------
              Total real estate owned                               883,333         119,755          57,627
                                                               ------------    ------------    ------------
              Repossessed assets                                     27,500              --              --
                                                               ------------    ------------    ------------
              Total nonperforming loans                           2,369,081       1,371,039       1,780,962

                 Restructured loans                                 227,908         441,691         411,891
                                                               ------------    ------------    ------------

               Total nonperforming assets                      $  2,596,989    $  1,812,730    $  2,192,853
                                                               ============    ============    ============

              Nonaccrual and 90 days or more past due
                 loans as a percent of loans receivable, net           0.32%           0.50%           0.66%
              Nonaccrual and 90 days or more past
                 due loans as a percent of total assets                0.21%           0.38%           0.53%
              Nonperforming assets as a percent of
                 total assets                                          0.38%           0.55%           0.67%
              Total nonperforming assets to total loans                0.53%           0.66%           0.78%

(5)      MORTGAGE SERVICING RIGHTS

At December 31, 2003, mortgage servicing rights were $689,000, which is net of an allowance for impairment on mortgage servicing rights of $171,000. At March 31, 2003, mortgage servicing rights were $826,000, which is net of an allowance for impairment on mortgage servicing rights of $306,000. At December 31, 2002, mortgage servicing rights were $851,000, which is net of an allowance for impairment on mortgage servicing rights of $227,000. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the years ended:

                                         December 31,      March 31,     December 31,
                                             2003            2003            2002
                                         ------------    ------------    ------------
                                          (Unaudited)                     (Unaudited)
              Beginning Balance          $    825,814    $  1,016,953    $  1,016,953
                 Additions                    178,413         278,745         179,907
                 Amortization                (144,305)       (163,594)       (119,330)
                 Impairment recognized       (170,500)       (306,290)       (226,700)
                                         ------------    ------------    ------------
              Ending Balance             $    689,422    $    825,814    $    850,830
                                         ============    ============    ============


(6)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2003 was $19.0 million. No impairment loss on goodwill was recorded for the three months ended December 31, 2003, since there were no impairment indicators during the period.

Core deposit intangible at December 31, 2003 was $3.8 million, net of accumulated amortization of $117,556. Amortization expense for the net carrying amount of the core deposit intangible at December 31, 2003 is estimated to be as follows:

                (Dollars in Thousands)
                For the three months ended December 31, 2003                      $   118
                For the year ended March 31,
                  2004                                                                176
                  2005                                                                705
                  2006                                                                705
                  2007                                                                705
                  2008                                                                705
                  2009                                                                762
                                                                                  -------
                Estimated total core deposit intangible amortization expense      $ 3,758
                                                                                  =======

(7)      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the Federal Home Loan Bank ("FHLB-Seattle") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, providing that the Bank holds sufficient collateral. Advances from the FHLB at December 31, 2003 and December 31, 2002 were $134,055,650 and $81,565,282 respectively.

Scheduled maturities of advances from the FHLB were as follows:


                                                       One Year to     Five Years to
                                   Less than One     Less than Five    Less than Ten     Ten Years and
At December 31, 2003:                   Year              Years             Years            Greater
                                   --------------    --------------    --------------    --------------

Maturities of advances from FHLB   $   34,249,664    $   49,023,770    $   43,786,721    $    6,995,495
Range of interest rates             1.10% - 5.34%     4.42% - 7.03%     3.33% - 7.12%     6.66% - 7.10%
Weighted average interest rate          2.92%             5.78%             5.10%             7.03%
Percentage of total advances           25.55%            36.57%            32.66%             5.22%


                                                       One Year to     Five Years to
                                   Less than One     Less than Five    Less than Ten     Ten Years and
At December 31, 2002:                   Year              Years             Years            Greater
                                   --------------    --------------    --------------    --------------

Maturities of advances from FHLB   $    9,356,600    $   48,808,604    $   22,166,610    $    1,233,468
Range of interest rates             1.35% - 6.62%     4.40% - 5.90%     3.33% - 6.21%         6.66%
Weighted average interest rate          4.67%             5.28%             4.27%             6.66%
Percentage of total advances           11.47%            59.84%            27.18%             1.51%


As of December 31, 2003, there were $45.8 million of advances from the FHLB that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $5.8 million of five to less than ten year advances were callable within one year, $15.0 million of five to less than ten year advances were callable within one to less than five years, $15.0 million of five to less than ten year advances were callable within one to less than five years, and $15.0 million of greater than ten year advances were callable within one year. As of December 31, 2002, there were $30.8 million of advances from the FHLB that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $10.8 million of five to less than ten year advances were callable within one year, and $10.0 million of five to less than ten year advances were callable within one to less than five years.

(8)      DIVIDENDS

On October 28, 2003, the Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of November 20, 2003. This dividend was paid on December 5, 2003. On January 15, 2004, the Board of Directors declared a cash dividend of $0.17 per common share to shareholders of record as of February 5, 2004. The dividend will be paid on February 19, 2004.

(9)      EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                  For the Three Months Ended December 31, 2003   For the Nine Months Ended December 31, 2003
                                  --------------------------------------------   -------------------------------------------

                                                       Weighted-     Per-Share                       Weighted-     Per-Share
                                     Net Income     Average Shares    Amount       Net Income     Average Shares    Amount
                                   --------------   --------------   --------    --------------   --------------   --------
  Basic EPS:
  Income available to common
      Stockholders                 $    1,281,245        2,285,027   $   0.56    $    2,754,352        1,621,314   $   1.70
                                                                     ========                                      ========

  Effect of dilutive securities:
      Restricted stock awards                  --          198,593                           --          110,184
                                   --------------   --------------               --------------   --------------

  Diluted EPS:
    Income available to common
      Stockholders - assumed
      Conversions                  $    1,281,245        2,483,620   $   0.52    $    2,754,352        1,731,498   $   1.59
                                   ==============   ==============   ========    ==============   ==============   ========

                                  For the Three Months Ended December 31, 2002   For the Nine Months Ended December 31, 2002
                                  --------------------------------------------   -------------------------------------------

                                                       Weighted-     Per-Share                       Weighted-     Per-Share
                                     Net Income     Average Shares    Amount       Net Income     Average Shares    Amount
                                   --------------   --------------   --------    --------------   --------------   --------
  Basic EPS:
  Income available to common
      Stockholders                 $      718,662        1,281,290   $   0.56    $    1,994,980        1,290,530   $   1.55
                                                                     ========                                      ========

  Effect of dilutive securities:
      Restricted stock awards                  --           32,189                           --           48,168
                                   --------------   --------------               --------------   --------------

  Diluted EPS:
    Income available to common
      Stockholders - assumed
      Conversions                  $      718,662        1,313,479   $   0.55    $    1,994,980        1,338,698   $   1.49
                                   ==============   ==============   ========    ==============   ==============   ========

As of December 31, 2003, outstanding options to purchase 479,122 shares of the Company's common stock were included in the computation of diluted EPS as their effect would have been dilutive. As of December 31, 2002, outstanding options to purchase 147,000 shares of the Company's common stock were included in the computation of diluted EPS. Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

The following table illustrates the effect on net income if the Bank had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                       Three Months Ended              Nine Months Ended
                                                          December 31,                    December 31,
                                                      2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------
                                                                          (Unaudited)
  Net income as previously reported               $  1,281,245    $    718,662    $  2,754,352    $  1,994,980

  Pro forma adjustment for effect of fair value
     accounting for stock options                         (152)         (1,278)           (456)         (3,835)
                                                  ------------    ------------    ------------    ------------
        Pro forma net income                      $  1,281,093    $    717,384    $  2,753,896    $  1,991,145
                                                  ============    ============    ============    ============

  Pro forma basic earnings per share              $       0.56    $       0.56    $       1.70    $       1.54
                                                  ============    ============    ============    ============
  Pro forma diluted earnings per share            $       0.52    $       0.55    $       1.59    $       1.49
                                                  ============    ============    ============    ============

(10)     COMMITMENTS AND CONTINGENCIES

In September 2003, the Bank signed a contract for $467,000, including tax, with a general contractor for the construction of a new branch in Hayden, Idaho. This contracted construction cost is excluding architectural fees, equipment, furniture, telephone cabling, security/fire alarms, land costs and other necessary operating items. This project started September 2003 and is scheduled to be completed in February 2004. As of December 31, 2003, the construction of the branch is 95% complete.

In September 2003, the Bank signed a contract for $125,734, excluding tax, with a vendor for the purchase of a drive-up, drive-up equipment, security equipment, depositories, vault, vault door and safe deposit boxes for the new branch in Hayden, Idaho. This contract's completion date is February 2004.

(11)     EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2003, the FASB ratified the Emerging Issues Task Force Issue ("EITF") 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF 03-01 is effective for fiscal years ending after December 15, 2003. The Corporation has included the required disclosures in these consolidated financial statements. The Company believes the adoption of EITF 03-01 will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have financial instruments with characteristics of both liabilities and equity, and, accordingly, does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's future results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This amendment clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 was effective for the Company for contracts entered into or modified after June 30, 2003. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns. The provisions of this interpretation are effective as of December 31, 2003. The Company has no unconsolidated investments in variable interest entities, and, accordingly, does not expect the adoption of FIN 46 to have a significant impact on the Company's future results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands on the accounting guidance of SFAS Nos. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for the Company as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. There have been no previous significant guarantees that have been entered into by the Company, and, accordingly, the Company does not expect the adoption of FIN 45 to have a significant impact on its future results of operations or financial position.

(12)     DERIVATIVE FINANCIAL INSTRUMENT DESIGNATED AS HEDGES

As part of the Company's asset/liability management, the Company uses a swap agreement to hedge interest rate risk. The derivative used as part of the asset/liability management process is linked to specific assets and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. These derivatives are designated and qualify as fair value and cash flow hedges of certain assets and liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. The Statement requires the recognition of all financial derivatives as assets or liabilities in the Company's statement of financial condition at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

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

At December 31, 2003, the Company had a swap agreement to exchange monthly payments on a notional amount of $10 million. The agreement terminates May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to Prime for a 6.32% fixed rate payment. Amounts to be paid or received on the interest rate swap will be included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $167,496 that were included in earnings during the nine months ended December 31, 2003. The estimated net amount of the December 31, 2003 existing gains that are expected to be included into earnings within the next 12 months is approximately $96,667. During the quarter ended December 31, 2003, the Company recorded a credit of $35,883, net of $23,231 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the nine months ended December 31, 2003, the Company recorded a credit of $92,236, net of $59,669 tax, to other comprehensive income arising from the change in value of cash flow hedges.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters in this Quarterly Report on Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, including operating efficiencies, perceived opportunities in the market, potential future credit experience and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Company's actual results, performance, and achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the real estate market in Washington, Idaho and Oregon, the demand for mortgage loans, the Company's ability to successfully integrate the business of Oregon Trail, the realization of expected cost savings or accretion to earnings because of the acquisition of Oregon Trail, competitive conditions between banks and non-bank financial service providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.


GENERAL

On July 1, 1997, FirstBank NW Corp. converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock at $10.00 per share in conjunction with a subscription offering to the Bank's Employee Stock Ownership Plan (ESOP) and eligible account holders. The net proceeds were approximately $18,921,825. The Company used approximately $9,470,000 of the net proceeds to purchase all the capital stock of the Bank. In addition, $1,587,000 was loaned to the ESOP for the purchase of 158,700 shares in the offering.

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operation relates to the Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At December 31, 2003, the Bank had seven depository branch offices in Idaho, three in Washington, and nine in Oregon.

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank, for approximately $36.5 million in cash and 1,480,064 shares of FirstBank common stock. The acquisition doubled the Company's asset size and the common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

In April 2002, the Bank opened a loan production office in Boise, Idaho for mortgage real estate lending. In August 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. In May 2003, the Bank completed remodeling and expanding its Orchards Branch in Lewiston, Idaho. In July 2003, the Bank completed the construction of the Clarkston, Washington building. In September 2003, the Bank started construction of a new branch in Hayden, Idaho, which is expected to be completed in February 2004. The Bank has hired a business banking center manager and a commercial loan processor and is in the process of opening a retail deposit facility in Boise, Idaho. The Bank's management is opening a residential loan center in the current commercial loan center in Spokane, Washington.


CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our mortgage servicing rights, the methodology for the determination of our allowance for loan losses, and the valuation of real estate held for sale. These policies and the judgments, estimates, and assumptions are described in greater detail in the consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended March 31, 2003. In particular, the "Summary of Significant Accounting Policies" describes generally our accounting policies. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition.

FINANCIAL CONDITION AT DECEMBER 31, 2003 AND MARCH 31, 2003

Assets increased to $685.3 million at December 31, 2003 from $332.4 million at March 31, 2003. On October 31, 2003, assets increased by $371.1 million in connection with the acquisition of Oregon Trail. The Company also used $36.5 million in cash to purchase shares of Oregon Trail common stock.

Cash and cash equivalents decreased to $23.5 million at December 31, 2003 from $24.7 million at March 31, 2003 as a result of a $62.9 million increase attributable to Oregon Trail, then non-interest bearing deposits increased $4.7 million, federal funds sold decreased $14.7 million, and interest bearing deposits decreased $54.1 million. Investment securities increased to $38.5 million at December 31, 2003 from $16.8 million at March 31, 2003. The $21.7 increase in investment securities is due to a $14.0 million increase attributable to Oregon Trail, purchases of $10.4 million, sales of $2.9 million, and $0.2 million net increase in amortization and market value changes. Mortgage-backed securities increased to $81.3 million at December 31, 2003 from $9.6 million at March 31, 2003. The $71.7 million increase in mortgage-backed securities is due to a $58.7 million increase attributable to Oregon Trail, purchases of $40.7 million, sales of $22.2 million, payments from maturities of $5.7 million, and $0.2 million net increase in amortization and market value changes. Net loans receivable, including loans held for sale, increased to $459.5 million at December 31, 2003 from $257.0 million at March 31, 2003. This $202.5 million increase in net loans receivable is due to the purchase of $56.8 million in commercial loans, $22.4 in agricultural loans, $0.2 million in construction loans, $49.1 in consumer loans, and a $68.0 million increase in residential loans attributable to Oregon Trail, as well as increases in commercial loans of $11.7 million and construction loans of $5.7 million and decreases in agricultural loans of $1.7 million, residential loans of $3.4 million and consumer loans of $6.3 million. Loans held for sale increased to $6.9 million at December 31, 2003 from $5.2 million at March 31, 2003. Currently, the Bank is selling a majority of the residential mortgage loans it originates to generate current income and utilize funds for loans with higher yields. Accrued interest receivable increased to $3.4 million at December 31, 2003 from $1.9 million at March 31, 2003 due to a $1.6 million increase attributable to Oregon Trail. Real estate owned increased to $911,000 at December 31, 2003 from $120,000 at March 31, 2003 due to the sale of one small residential property and the acquisition of two commercial properties. FHLB stock increased to $12.4 million at December 31, 2003 from $5.7 million at March 31, 2003 due to a $6.4 million increase attributable to Oregon Trail. Net premises and equipment increased to $17.6 million at December 31, 2003 from $7.2 million at March 31, 2003 due to a $8.4 million increase attributable to Oregon Trail, the $0.1 million remodel and expansion of the Orchards branch in Lewiston, Idaho, the $1.6 million construction of the Clarkston, Washington building, the $0.7 construction of the Hayden, Idaho branch, $0.3 million in other fixed asset purchases, and $0.7 million in depreciation. Income taxes receivable increased $216,000 due to the timing of the $269,000 tax payments and a $485,000 increase attributable to Oregon Trail. Deferred income taxes decreased $1.1 million due to a $670,000 decrease attributable to Oregon Trail and $400,000 in the timing differences of taxable income. Cash surrender value of bank owned and other insurance policies increased to $22.0 million at December 31, 2003 from $7.3 million at March 31, 2003 due to a $14.3 million increase attributable to Oregon Trail. Mortgage servicing assets decreased to $689,000 at December 31, 2003 from $826,000 at March 31, 2003 primarily due to an impairment allowance of $171,000. Goodwill and other intangible assets increased to $22.8 million at December 31, 2003 due to the acquisition of Oregon Trail. Other assets increased to $1.4 million at December 31, 2003 from $1.1 million at March 31, 2003.

Deposits increased to $474.5 million at December 31, 2003 from $214.3 million at March 31, 2003. On October 31, 2003, deposits increased by $258.5 million in connection with the acquisition of Oregon Trail, then non-interest checking accounts decreased $12.6 million, money market accounts increased $0.4 million, interest checking accounts increased $19.3 million, certificates of deposit ("CDs") decreased $6.5 million, brokered CDs increased $800,000, and savings deposits increased $0.3 million. Advances from borrowers for taxes and insurance decreased to $540,000 at December 31, 2003 from $1.2 million at March 31, 2003 due to a $26.0 million decrease in the servicing portfolio. FHLB advances increased to $134.1 million at December 31, 2003 from $81.8 million at March 31, 2003 due to a $51.0 million increase attributable to Oregon Trail and $1.4 million net FHLB advance. Accrued expenses and other liabilities increased to $7.3 million at December 31, 2003 from $4.5 million at March 31, 2003 due to the addition of the deferred change of control liability payments of $1.3 million and an increase of $1.0 million in the balance of sold loan principal accounts. Non accrual loans increased to $1.5 million at December 31, 2003 from $1.3 million at March 31, 2003. The economic conditions of the Company's operating environment may cause future additions to non-accrual loans.


FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

Assets increased to $685.3 million at December 31, 2003 from $325.9 million at December 31, 2002. On October 31, 2003, assets increased by $371.1 million in connection with the acquisition of Oregon Trail. The Company also used $36.5 million in cash to purchase shares of Oregon Trail common stock.

Cash and cash equivalents increased to $23.5 million at December 31, 2003 from $15.8 million at December 31, 2002 as a result of a $62.9 million increase attributable to Oregon Trail, then non-interest bearing deposits increased $0.7 million, federal funds sold decreased $1.8 million, and interest bearing deposits decreased $54.1 million. Investment securities increased to $38.5 million at December 31, 2003 from $16.6 million at December 31, 2002. The $21.9 million increase in investment securities is due to a $14.0 million increase attributable to Oregon Trail, purchases of $10.6 million, sales of $2.9 million, and $0.2 million net increase in amortization and market value changes. Mortgage-backed securities increased to $81.3 million at December 31, 2003 from $10.4 million at December 31, 2002. The $70.9 million increase in mortgage-backed securities is due to a $58.7 million increase attributable to Oregon Trail, purchases of $40.7 million, sales of $22.2 million, payments from maturities of $6.5 million, and $0.2 million net increase in amortization and market value changes. Net loans receivable, including loans held for sale, increased to $459.5 million at December 31, 2003 from $260.1 million at December 31, 2002. This $199.4 million increase in net loans receivable is due to the purchase of $56.8 million in commercial loans, $22.4 in agricultural loans, $0.2 million in construction loans, $49.1 in consumer loans, and a $68.0 million increase in residential loans attributable to Oregon Trail, as well as increases in commercial loans of $12.8 million and construction loans of $10.3 million and decreases in agricultural loans of $3.9 million, residential loans of $7.7 million and consumer loans of $8.4 million. Loans held for sale decreased to $6.9 million at December 31, 2003 from $8.4 million at December 31, 2002. Currently, the Bank is selling a majority of the residential mortgage loans it originates to generate current income and utilize funds for loans with higher yields. Accrued interest receivable increased to $3.4 million at December 31, 2003 from $2.2 million at December 31, 2002 due to a $1.6 million increase attributable to Oregon Trail. Real estate owned increased to $911,000 at December 31, 2003 from $58,000 at March 31, 2003 due to the sale of one small residential property and the acquisition of two commercial properties. FHLB stock increased to $12.4 million at December 31, 2003 from $5.6 million at December 31, 2002 due to a $6.4 million increase attributable to Oregon Trail. Net premises and equipment increased to $17.6 million at December 31, 2003 from $5.8 million at December 31, 2002 due to a $8.4 million increase attributable to Oregon Trail, the $0.4 million remodel and expansion of the Orchards branch in Lewiston, Idaho, the $2.7 million construction of the Clarkston, Washington building, the $0.7 construction of the Hayden, Idaho branch, $0.5 million in other fixed asset purchases, and $0.9 million in depreciation. Income taxes receivable increased $191,000 due to the timing of the $294,000 tax payments and a $485,000 increase attributable to Oregon Trail. Deferred income taxes decreased $1.1 million due to a $670,000 decrease attributable to Oregon Trail and $400,000 in the timing differences of taxable income. Cash surrender value of bank owned and other insurance policies increased to $22.0 million at December 31, 2003 from $7.2 million at December 31, 2002 due to a $14.3 million increase attributable to Oregon Trail. Mortgage servicing assets decreased to $689,000 at December 31, 2003 from $851,000 at December 31, 2002 primarily due to an impairment allowance of $250,000. Goodwill and other intangible assets increased to $22.8 million at December 31, 2003 due to the acquisition of Oregon Trail. Other assets increased to $1.4 million at December 31, 2003 from $1.1 million at December 31, 2002.

Deposits increased to $474.5 million at December 31, 2003 from $209.7 million at December 31, 2002. On October 31, 2003, deposits increased by $258.5 million in connection with the acquisition of Oregon Trail, then non-interest checking accounts decreased $17.0 million, money market accounts increased $4.4 million, interest checking accounts increased $21.8 million, certificates of deposit ("CDs") decreased $10.0 million, brokered CDs increased $6.3 million, and savings deposits increased $0.8 million. Advances from borrowers for taxes and insurance decreased to $540,000 at December 31, 2003 from $677,000 at December 31, 2002 due to a $33.3 million decrease in the servicing portfolio. FHLB advances increased to $134.1 million at December 31, 2003 from $81.6 million at December 31, 2002 due to a $51.0 million increase attributable to Oregon Trail and $1.5 million net FHLB advance. Accrued expenses and other liabilities increased to $7.3 million at December 31, 2003 from $4.1 million at December 31, 2002. This $3.2 million increase is due to the addition of the deferred change of control liability payments of $1.3 million, a $411,000 increase in leave accrual to integrate policy changes, and $2.2 million in the purchase of Oregon Trail at October 31, 2003. Non accrual loans decreased to $1.5 million at December 31, 2003 from $1.7 million at December 31, 2002. The economic conditions of the Company's operating environment may cause future additions to non-accrual loans.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Net income increased to $1.3 million for the three months ended December 31, 2003 from $700,000 for the three months ended December 31, 2002. Net income attributable to the purchase of Oregon Trail was $1.2 million.

Net interest income increased to $5.2 million for the three months ended December 31, 2003 from $3.1 million for the three months ended December 31, 2002. Net interest income attributable to the purchase of Oregon Trail was $2.3 million. Total interest income increased to $8.0 million for the three months ended December 31, 2003 from $5.3 million for the three months ended December 31, 2002. The $2.7 million increase in total interest income is due to total interest income attributable to the purchase of Oregon Trail was $3.1 million and a $0.4 million decrease in interest income on interest earning assets. The yield on interest earning assets decreased to 6.36% for the three months ended December 31, 2003 from 7.08% for the three months ended December 31, 2002, which partially offset the return on the $212.4 million increase in average interest earning assets. Interest income on loans receivable increased to $6.6 million for the three months ended December 31, 2003 from $4.7 million for the three months ended December 31, 2002. Total interest income on loans receivable attributable to the purchase of Oregon Trail was $2.3 million. The average balance of loans receivable, including loans held for sale, was $389.2 million in the third quarter of fiscal 2004 compared to $256.1 million in the third quarter of fiscal 2003. The average balance of mortgage and consumer loans receivable increased to $153,000 for the three months ended December 31, 2003 from $93,000 the three months ended December 31, 2002. The yield on loans receivable, including loans held for sale, decreased to 6.81% for the three months ended December 31, 2003 from 7.29% for the three months ended December 31, 2002. Interest income from mortgage-backed securities increased to $662,000 for the three months ended December 31, 2003 from $175,000 for the three months ended December 31, 2002. The increase is due to interest income from mortgage-backed securities attributable to Oregon Trail of $500,000 and additional income on the purchases of mortgage-backed securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden, Idaho and Boise, Idaho. Interest income from investment securities increased to $315,000 for the three months ended December 31, 2003 from $186,000 for the three months ended December 31, 2002. Total interest income from investment securities attributable to the purchase of Oregon Trail at was $106,000. Interest expense increased to $2.8 million for the three months ended December 31, 2003 from $2.2 million for the same period in 2002. Total interest expense attributable to the purchase of was $800,000. The average deposit balance for the three months ended December 31, 2003 was $347.0 million, whereas the average deposit balance as of December 31, 2002 was $181.3 million. The weighted average rate on deposits decreased to 1.82% for the three months ended December 31, 2003 from 2.58% for the three months ended December 31, 2002.

The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board of Directors on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses decreased to $162,000 for the three months ended December 31, 2003 from $359,000 for the three months ended December 31, 2002. This decrease is a result of the acquisition of Oregon Trail's loan portfolio as of October 31, 2003. The loan balance of mortgage loans in Oregon decreased $2.5 million from October 31, 2003 to December 31, 2003 and the loan balance of commercial loans in Oregon decreased $1.0 million for the same period with several loans classified as substandard loans, which is at a substantially higher allowance risk rate, being paid.

Non-interest income increased to $1.2 million for the three months ended December 31, 2003 from $1.1 million for the three months ended December 31, 2002. Total non-interest income attributable to the purchase of Oregon Trail was $385,000. Gain on sale of loans decreased to $286,000 for the three months ended December 31, 2003 from $608,000 for the three months ended December 31, 2002. This $322,000 decrease in the gain on sale of loans is due to the decrease in volume of loans sold and impairment losses on mortgage servicing rights. Proceeds for the quarter ended December 31, 2002 from sale of loans were $45.6 million and proceeds for the quarter ended December 31, 2003 were $33.4 million. Impairment losses on mortgage servicing rights were $226,700 and $170,500 for the quarters ended December 31, 2002 and 2003, respectively. Service fees and charges increased to $870,000 for the three months ended December 31, 2003 from $501,000 for the three months ended December 31, 2002. Total service fees and charges attributable to the purchase of Oregon Trail was $343,000. Commission and other income increased to $69,000 for the three months ended December 31, 2003 from $39,000 for the three months ended December 31, 2002. The primary reason for the $30,000 increase in commission and other income is due to $13,000 attributable to the purchase of Oregon Trail at and an increase of $35,000 in the sale of real estate owned for the three months ended December 31, 2003. During the three months ended December 31, 2003, five residential properties were sold, while there were no sales during the quarter ended December 31, 2002.

Non-interest expense increased to $4.7 million for the three months ended December 31, 2003 from $2.9 million for the three months ended December 31, 2002. Total non-interest expense attributable to the purchase of Oregon Trail was $1.4 million. Compensation and related benefits expense increased to $2.9 million for the three months ended December 31, 2003 from $1.8 million for the three months ended December 31, 2002. Compensation and related benefits expense from the purchase of Oregon Trail at was $872,000. Occupancy expense increased to $591,000 for the three months ended December 31, 2003 from $307,000 for the three months ended December 31, 2002. The primary reason for the $284,000 increase in occupancy expense is due to $217,000 from the purchase of Oregon Trail and an increase in additional depreciation from the remodel and expansion of the Orchards branch in Lewiston, Idaho and construction of the Clarkston, Washington building. Other non-interest expense increased to $1.3 million for the three months ended December 31, 2003 from $0.7 million for the three months ended December 31, 2002. This $525,000 increase in other non-interest expense is due to $301,000 from the purchase of Oregon Trail and increases in data processing, postage, insurance, and merchant bank card.

Income taxes expense increased to $276,000 for the three months ended December 31, 2003 from $264,000 for the same time period in 2002. The increase in income taxes expense is due to the income tax expense attributable to the purchase of Oregon Trail of $380,000, otherwise, the income tax expense would have been a $104,000 income tax benefit due to net income declining between the three month periods ended December 31, 2003 and 2002 while the tax exempt income remained the same. The effective tax rates for the quarters ended December 31, 2003 and 2002 were 17.52% and 26.89% respectively.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Net income increased to $2.8 million for the nine months ended December 31, 2003 from $2.0 million for the nine months ended December 31, 2002. Net income attributable to the purchase of Oregon Trail was $1.2 million.

Net interest income increased to $11.3 million for the nine months ended December 31, 2003 from $8.8 million for the nine months ended December 31, 2002. Net interest income attributable to the purchase of Oregon was $2.3 million. Total interest income increased to $18.1 million for the nine months ended December 31, 2003 from $15.5 million for the nine months ended December 31, 2002. The $2.6 million increase in total interest income is due to total interest income attributable to the purchase of Oregon Trail of $3.1 million and a $0.5 decrease in interest income on interest earning assets. The yield on interest earning assets decreased to 6.53% for the nine months ended December 31, 2003 from 7.21% for the nine months ended December 31, 2002, which partially offset the return on the $85.4 million increase in average interest earning assets. Interest income on loans receivable increased to $15.5 million for the nine months ended December 31, 2003 from $13.7 million for the nine months ended December 31, 2002. Total interest income on loans receivable attributable to the purchase of Oregon Trail was $2.3 million. The average balance of loans receivable, including loans held for sale, was $305.0 million in the nine months ended December 31, 2003 compared to $246.6 million for the nine months ended December 31, 2002. The yield on loans receivable, including loans held for sale, decreased to 6.81% for the nine months ended December 31, 2003 from 7.45% for the nine months ended December 31, 2002. Interest income from mortgage-backed securities increased to $1.0 million for the nine months ended December 31, 2003 from $546,000 for the nine months ended December 31, 2002. The increase in interest income from mortgage-backed securities is due to interest income attributable to Oregon Trail of $500,000 and additional income on the purchases of mortgage-backed securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden, Idaho and Boise, Idaho. Interest income from investment securities increased to $692,000 for the nine months ended December 31, 2003 from $504,000 for the nine months ended December 31, 2002. The increase in interest income from investment securities is due to interest income attributable to the purchase of Oregon Trail was $106,000 and the additional income on $10.6 million in purchases of investment securities since December 31, 2002. Interest expense increased to $6.9 million for the nine months ended December 31, 2003 from $6.7 million for the same period in 2002. The increase in interest expense is due to the total interest expense attributable to the purchase of Oregon Trail of $800,000, otherwise, the interest expense would have decreased due to the decrease in weighted average rates on interest-bearing deposits. The weighted average rate on deposits decreased to 2.02% for the three months ended December 31, 2003 from 2.76% for the nine months ended December 31, 2002. The average FHLB advances balance for the nine months ended December 31, 2003 was $89.8 million, whereas the average FHLB advances balance for the nine months ended December 31, 2002 was $81.6 million. The weighted average rate on FHLB advances for the nine months ended December 31, 2003 was 5.08%, whereas the weighted average rate on FHLB advances for the nine months ended December 31, 2002 was 5.00%.

The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans, on a monthly basis and by the Board of Directors on a regular basis. The following loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful, and loss which are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Company's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Company's provision for loan losses decreased to $418,000 for the nine months ended December 31, 2003 from $797,000 for the nine months ended December 31, 2002. This decrease is a result of the change in the loan portfolio. The Boise loan production office was opened in April of 2002 and resulted in significant growth in the commercial loan portfolio during the nine month period ended December 31, 2002.

Non-interest income increased to $3.8 million for the nine months ended December 31, 2003 from $3.0 million for the nine months ended December 31, 2002. Total non-interest income attributable to the purchase of Oregon Trail was $385,000. Gain on sale of loans increased to $1.7 million for the nine months ended December 31, 2003 from $1.5 million for the three months ended December 31, 2002. This $200,000 increase in the gain on sale of loans is due to the increase in volume of loans sold. Proceeds from sale of loans were $109.4 million and $136.6 million for the nine months ended December 31, 2002 and 2003, respectively. Impairment losses on mortgage servicing rights were $226,700 and $170,500 for the nine months ended December 31, 2002 and 2003, respectively. Service fees and charges increased to $2.0 million for the nine months ended December 31, 2003 from $1.6 million for the nine months ended December 31, 2002. Total service fees and charges attributable to the purchase of Oregon Trail was $343,000. Commission and other income increased to $136,000 for the nine months ended December 31, 2003 from $122,000 for the nine months ended December 31, 2002. The primary reason for the $14,000 increase in commission and other income is due to $13,000 attributable to the purchase of Oregon Trail.

Non-interest expense increased to $11.0 million for the nine months ended December 31, 2003 from $8.5 million for the nine months ended December 31, 2002. Total non-interest expense attributable to the purchase of Oregon Trail was $1.4 million. Compensation and related benefits expense increased to $6.7 million for the nine months ended December 31, 2003 from $5.3 million for the nine months ended December 31, 2002. This $1.4 million increase in compensation and employee related benefits expense is due to the $872,000 expense attributable to the purchase of Oregon Trail, annual compensation increases, and an increase in paid time off leave vacation accrual resulting from the acquisition. Occupancy expense increased to $1.3 million for the nine months ended December 31, 2003 from $932,000 for the nine months ended December 31, 2002. This $356,000 increase in occupancy expense is due to $216,000 expense attributable to the purchase of Oregon Trail, the increase in additional depreciation from the remodel and expansion of the Orchards branch in Lewiston, Idaho and construction of the Clarkston, Washington building. Other non-interest expense increased to $3.0 million for the nine months ended December 31, 2003 from $2.3 million for the nine months ended December 31, 2002. This $702,000 increase in other non-interest expense is due to $301,000 attributable to the purchase of Oregon Trail and increases in data processing, merchant bank card, visa card expense, and checking account charges.

Income taxes expense increased to $837,000 for the nine months ended December 31, 2003 from $725,000 for the same time period in 2002, due to the increased income before income tax. The effective tax rates for the quarters ended December 31, 2003 and 2002 were 23.30% and 26.66%, respectively. Total income tax expense attributable to the purchase of Oregon Trail was $380,000. Net income before taxes from the purchase

ASSET CLASSIFICATION

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

At December 31, 2003, classified assets of the Company totaled $4.6 million. Assets classified as loss totaled $203,000 and consisted of consumer loans of $33,000, commercial non-real estate loans of $168,000, and overdrawn negotiable order of withdrawal ("NOW") accounts totaling $2,000. Assets classified as doubtful totaled $144,000 and consisted of residential loans of $13,000 and commercial non-real estate loans of $131,000. Assets classified as substandard totaled $4.3 million, which consisted of $717,000 of commercial loans, $1.6 million of commercial non-real estate loans, $338,000 of consumer loans, $735,000 of residential loans, $19,000 of NOW accounts, and $911,000 real estate owned. Substandard loans in Oregon were $1.3 million at December 31, 2003. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                 At December 31,
                                               -------------------
                                                 2003       2002
                                               --------   --------
                                                  (In Thousands)
                  Loss                         $    203   $     12
                  Doubtful                          144         --
                  Substandard                     4,298      2,007
                                               --------   --------
                  Total classified assets      $  4,645   $  2,019
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

                                                 Nine Months Ended                       Year Ended
                                                 December 31, 2003                     March 31, 2003
                                         ---------------------------------    ---------------------------------
                                                        Interest   Average                   Interest   Average
                                           Average         and      Yield/      Average         and      Yield/
                                           Balance      Dividends    Cost       Balance      Dividends    Cost
                                         ----------    ----------   ------    ----------    ----------   ------
                                                                 (Dollars in Thousands)
         Interest-earning assets (1):
         Loans receivable:
         Mortgage loans receivable       $   62,030    $    3,238     6.96%   $   55,975    $    4,160     7.43%
         Commercial loans receivable        136,578         6,316     6.21       109,559         7,361     6.77
         Construction loans receivable       34,359         2,027     7.87        19,750         1,717     8.69
         Consumer loans receivable           34,366         2,011     7.80        31,085         2,558     8.23
         Agricultural loans receivable       35,046         1,627     6.19        30,894         2,077     6.72
         Unearned loan fees and
            discounts and allowance
            for loan losses                  (5,598)           --       --        (3,814)           --       --
                                         ----------    ----------   ------    ----------    ----------   ------
         Loans receivable, net              296,781        15,219     6.86       243,449        17,873     7.37
         Loans held for sale                  8,185           319     5.20         6,483           360     5.55
         Mortgage-backed securities          21,374         1,010     6.30        10,832           729     6.73
         Investment securities               20,321           692     6.10        14,554           692     6.62
         Other earning assets                32,486           877     4.35        21,540           921     5.03
                                         ----------    ----------             ----------    ----------
         Total interest-earning assets      379,147        18,117     6.53       296,858        20,575     7.10
                                                       ----------                           ----------

          Non-interest-earning assets        36,783                               21,880
                                         ----------                           ----------
          Total assets                   $  415,930                           $  318,738
                                         ==========                           ==========

          Interest-earning liabilities:
          Passbook, NOW and money
             market accounts             $  107,912    $      528     0.65    $   67,522    $      534     0.79
          Certificates of deposit           132,855         3,126     3.14       108,406         4,109     3.79
                                         ----------    ----------             ----------    ----------
          Total deposits                    240,767         3,654     2.02       175,928         4,643     2.64

          Advances from FHLB & other         89,842         3,424     5.08        82,292         4,067     4.94
                                         ----------    ----------             ----------    ----------
          Total interest-bearing
              liabilities                   330,609         7,078     2.85       258,220         8,710     3.37
                                                       ----------                           ----------
          Total non-interest-bearing
             deposits                        39,422                               26,140
          Non-interest-bearing
              liabilities                     6,253                                5,169
                                         ----------                           ----------
          Total liabilities                 376,284                              289,529
          Total stockholders' equity         39,646                               29,209
                                         ----------                           ----------

          Total liabilities and
             total stockholders' equity  $  415,930                           $  318,738
                                         ==========                           ==========

          Net interest income                          $   11,039                           $   11,865
                                                       ==========                           ==========

          Interest rate spread                                        3.68%                                3.73%
                                                                    ======                               ======

          Net interest margin                                4.07%                                4.16%
                                                       ==========                           ==========

          Ratio of average interest-
             earning assets to average
             interest- bearing liabilities                 114.68%                              114.96%
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

The primary investing activity of the Company is the origination of loans. During the nine month periods December 31, 2003, the Company originated loans based upon new production in the amount of $326.2 million. The Company maintains a laddered maturity of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity of securities provided $5.7 million and $1.4 million for the nine months ended December 31, 2003 and 2002, respectively. Proceeds from the sale of loans provided $136.6 million for the nine months ended December 31, 2003 and $109.4 million for the nine months ended December 31, 2002.

For the nine months ended December 31, 2003, proceeds from maturities and sale of securities were $30.8 million and purchase of securities were $51.1 million. The proceeds from maturities and sale of securities were used to purchase securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden, Idaho and Boise, Idaho. Mortgage-backed and investment securities of $26.1 million were purchased to minimize extension risk by shortening the maturity dates of securities given the current interest rate environment.

For the merger, the Company issued 1.48 million shares of common stock and approximately $36.5 million in cash. The Company has a $42.5 million bridge loan available to provide for the $36.5 million in cash to purchase shares of Oregon Trail common stock. The Company used $36.5 million of the bridge loan from an independent party for four days. The merger was completed after the close of business on October 31, 2003.

The primary financing activities of the Company are customer deposits, brokered deposits, and advances from the FHLB. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $1.8 million for the nine months ended December 31, 2003, which consisted of a $1.0 million increase in branch deposits and $800,000 increase in brokered deposits. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. FHLB advances totaled $134.1 million at December 31, 2003 and $81.6 million at December 31, 2002. The Company also maintains additional credit facilities with US Bank and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of December 31, 2003 and 2002. The Bank also has used other sources of funding when the need arises including brokered CDs (up to 15% of assets under current Board policy) and the national CD markets. Cash provided by advances from FHLB and other borrowing facilities was $106.2 million for the nine months ended December 31, 2003 and $79.9 million for the nine months ended December 31, 2002. Cash used for payments on these advances was $104.8 million for the nine months ended December 31, 2003 and $79.3 million for the nine months ended December 31, 2002.

At December 31, 2003, the Company held cash and cash equivalents of $23.5 million. In addition, at such date $77.2 million of the Company's investment securities were classified as available for sale.

The Company has commitments that have a future impact on the Company's liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At December 31, 2003, the Company had loan commitments totaling $38.3 million, undisbursed lines of credit totaling $84.4 million, and undisbursed loans in process totaling $26.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2003 totaled $104.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of December 31, 2003, the Bank was in compliance with all regulatory capital requirements effective as of that date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 7.49%, 8.94% and 10.19%, respectively.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset sensitivity of the balance sheet at December 31, 2003, the Bank is expecting to be well positioned to benefit from rising and declining rates. If rates were to sustain an 200 bp increase, net interest income would be expected to rise by 2.86%, all else being equal. If rates were to sustain an 100 bp decrease, net interest income would be expected to decline by 2.56%, all else being equal. The following reflects the Company's NII sensitivity analysis as of December 31, 2003, March 31, 2003 and December 31, 2002 as compared to the 10.00% Board approved policy limit.

         December 31, 2003:             -100 BP      Flat       +200 BP
                                       --------    --------    --------
                                            (Dollars in Thousands)
         Year 1 NII                    $ 25,053    $ 25,712    $ 26,448
         NII $  Change                ($    659)         --    $    736
         NII % Change                     -2.56%         --        2.86%


         March 31, 2003:              -100 BP      Flat       +200 BP
                                       --------    --------    --------
                                            (Dollars in Thousands)
         Year 1 NII                    $ 11,376    $ 11,856    $ 12,656
         NII $  Change                ($    480)         --    $    800
         NII % Change                     -4.05%         --        6.75%


         December 31, 2002:           -100 BP      Flat       +200 BP
                                       --------    --------    --------
                                            (Dollars in Thousands)
         Year 1 NII                    $ 11,786    $ 12,172    $ 12,766
         NII $ Change                 ($    386)         --    $    594
         NII % Change                     -3.17%         --        4.88%


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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at December 31, 2003 consist of the following:

                                                                         One Year to     Three Years to
                                                      Less than One    Less than Three   Less than Five     Five Years and
(Dollars in Thousands)                  Total              Year             Years             Years            Greater
                                   ---------------   ---------------   ---------------   ---------------   ---------------
Maturities of advances from FHLB     $   134,056       $    34,250       $    38,301       $    10,723       $    50,782
Operating leases future minimum
  rental payments                    $       720       $       163       $       330       $       197       $        30
Construction and equipment
  contractual payments               $       149       $       149       $        --       $        --       $        --


Other commitments at December 31, 2003 consist of the following:

                                                                         One Year to     Three Years to
                                                      Less than One    Less than Three   Less than Five     Five Years and
(Dollars in Thousands)                  Total              Year             Years             Years            Greater
                                   ---------------   ---------------   ---------------   ---------------   ---------------
Loan commitments                     $    38,333       $    38,333       $        --       $        --       $        --
Lines of credit                      $    79,881       $    55,721       $     5,111       $     4,318       $    14,731
Standby letters of credit            $     4,513       $     3,969       $       439       $       105       $        --
Loans in progress                    $    26,524       $    26,524       $        --       $        --       $        --
Forward contracts on residential
  sold loans                         $        43       $        43       $        --       $        --       $        --


The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or paid monthly based upon usage, transactions, or number of customers. The data processing, automated teller machine, merchant bank card, and visa credit card expense, which include these contracts, was $1.3 million for the nine months ended December 31, 2003.

The Company has $4.5 million of performance standby letters of credit at December 31, 2003. The Company records fee income in accordance with FASB No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," accordingly, a liability related to these guarantees has not been recorded in accordance with Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

Item 3 - Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    (b) Changes in Internal Controls: There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.
         (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395).

     (b) Reports on Form 8-K

         Form 8-K filed on October 10, 2003 (Items 5 and 7), announcing extension of cash/stock election deadline and attaching related press release.

         Form 8-K filed on October 29, 2003 (Items 7 and 12), announcing earnings for the quarter ended September 30, 2003 and attaching related press release.

         Form 8-K filed on November 17, 2003 (Items 5 and 7), announcing closing of Oregon Trail Financial Corp. acquisition and attaching related press release.

         Form 8-K filed on November 24, 2003 (Items 5 and 7), announcing share repurchase and attaching related press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRSTBANK NW CORP.


DATED: February 17, 2004               BY: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer


                                       BY: /s/ LARRY K. MOXLEY
                                           -------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer