Form 10KSB
period 2004-03-31
FIRSTBANK NW CORP
filed 2004-06-18
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the Fiscal Year Ended March 31, 2004
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22435


                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Washington                                          84-1389562
---------------------------------------------                   ----------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                                  I.D. Number)

1300 16th Street, Clarkston, Washington                                 83501
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:                   (208) 746-9610
                                                                  --------------
Securities registered under Section 12(b) of the Act:                  None
                                                                       ----
Securities registered under Section
12(g) of the Act:                         Common Stock, par value $.01 per share
                                          --------------------------------------
                                                     (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended March 31, 2004 were $32.9 million.

         The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the issuer was $48,836,777 based on the last reported sale price of the common stock of the issuer on the Nasdaq National Market on June 9, 2004. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the issuer have been excluded in that such persons may be deemed to be affiliates of the issuer.

         As of June 9, 2004, there were 2,863,996 shares outstanding of the issuer's common stock.

         Transitional Small Business Disclosure format (check one):
Yes [ ]   NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the issuer's annual report and definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into
     Part II and III of this Form 10-KSB.

                                     PART I

Item 1.  Description of Business
--------------------------------

General

         FirstBank NW Corp. (formerly known as FirstBank Corp.) ("Company"), a Washington corporation, was organized in Delaware in March 1997 to become the holding company for FirstBank Northwest (formerly known as First Federal Bank of Idaho, a Federal Savings Bank) ("Bank") upon the Bank's conversion from mutual to stock form ("Conversion"). The Company completed the Conversion and initial public offering on July 1, 1997 through the sale of 1,983,750 shares of common stock at $10.00 per share.

         The Bank, founded in 1920, is a Washington-chartered state savings bank located in Clarkston, Washington. The Bank was formed as an Idaho mutual savings and loan association, converted to a federal mutual savings and loan association in 1935 and adopted the federal mutual savings bank charter in 1990. In July 1997, the Bank relocated its main office to Clarkston, Washington and on January 30, 1998, converted to a Washington-chartered savings bank. The Bank is currently regulated by the State of Washington, its primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1933. The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1933.

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

Business Combination

         On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. ("Oregon Trail") and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank, for approximately $36.5 million in cash and 1,480,064 shares of FirstBank common stock for consideration of the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. Common stock increased $14,800 and additional paid in capital increased $33.2 million as a result of the issuance of common stock for the acquisition. Additional paid in capital increased by $4.6 million as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition.

         It has been the Company's strategic objective to utilize capital to support organic growth, and growth through acquisition was also a longer term strategy. Oregon Trail complements the Company's operations and business strategies. Oregon Trail was a potential acquisition candidate because its market area was geographically contiguous to the Company's existing market areas with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which is shared by the Company. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the board of directors and management of the Company believed that a combination of the two companies would enhance the Company's competitiveness, with a minimal impact on Oregon Trail's employees. The acquisition doubled the Company's asset size and the common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

Market Area

         FirstBank's general market area includes Northern Idaho, Eastern Washington, and Eastern Oregon, as well as Ada and Canyon Counties in Southwest Idaho. Administratively headquartered in Clarkston, Washington, the Bank operates twenty full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Post Falls, Boise, and Hayden, Idaho, in Clarkston, Spokane, and Liberty Lake, Washington, and in Baker City, La Grande, Island City, Ontario, Vale, John Day, Burns, Enterprise, and Pendleton, Oregon. The Bank also operates six real estate loan production offices and six commercial and agricultural production centers in Lewiston, Moscow, Coeur d'Alene and Boise, Idaho, Spokane, Washington and Baker City, Oregon. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The vast majority of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         The Bank expanded into Eastern Oregon during 2003 with the acquisition of Pioneer Bank, FSB. The market area in eastern Oregon is largely rural, with most of the farms and ranches being relatively small and family owned. Major employers in this market area include Confederated Tribes of the Umatilla Indians, Eastern Oregon Correctional Institute, Fleetwood Homes, U.S. Forest Service, Bureau of Land Management, Snake River Correctional Institute, Oregon Department of Transportation, Boise Cascade, Ore-Ida Foods, Powder River Correctional Facility, Treasure Valley Community College, Eastern Oregon University, regional hospitals, local school districts and local government.

         The Idaho and Washington market areas served by the Bank are dependent on agriculture, manufacturing, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agricultural activity in the Bank's market area is mainly dry land farming, the primary crop being wheat. Other major crops are barley, peas, lentils, beans and grass seed. Livestock production is also a major part of the region's economy.

         Lewiston, Idaho serves as the regional center for state government. The economy of Lewiston, in Nez Perce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped maintain the economy in recent years. Moscow, Idaho, in Latah County, has a population of approximately 21,000 and the county itself has a population of approximately 35,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. In addition, Washington State University is located eight miles west of Moscow in Pullman, Washington. Grangeville, Idaho, in Idaho County, has an economy based primarily on agriculture, the forest products industry and the U.S. Forest Service. Declines in the forest products industry have resulted in a decline in the population of Idaho County over the last decade. Tourism has become increasingly important to the Grangeville economy in recent years. Coeur d'Alene, located in Kootenai County, Idaho, is the largest city in Northern Idaho, with a population of approximately 35,000. Kootenai County has approximately 112,000 residents. Healthcare, manufacturing, construction, tourism, and forest products are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily due to growth in the healthcare, retail trade, manufacturing, and tourism industries. Real estate activity has been high with a large amount of new home construction due to the increasing population. Liberty Lake, Washington is located in the rapidly growing I-90 corridor between Coeur d'Alene, Idaho and Spokane, Washington. Spokane is the largest city in eastern Washington and the Spokane MSA (Metropolitan Statistical Area) has a population of 428,000. In 2002, the Bank expanded into Spokane, Washington, opening a commercial loan center close to the city center. A residential loan production office was added in early 2004. Management believes the Bank's growth prospects in Spokane County are outstanding, as more businesses and technology firms locate there. In 2002, the Bank expanded into the rapidly growing Boise, Idaho market by opening the Boise Residential Loan Center there. In 2003 a commercial loan center was added, and in 2004, a full-service retail branch was opened. The Boise MSA, which includes Ada and Canyon counties, has a population in excess of 400,000, the most densely populated area in the state of Idaho. Boise is the capital of Idaho, the home of Boise State University, and headquarters for a large number of national and international corporations, including Micron Technology, JR Simplot Corp, Boise Cascade, plus Hewlett-Packard copier manufacturing, regional banks and hospital facilities. Management believes the Bank's growth opportunity in the Boise market is outstanding.

Selected Financial Data

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the fiscal years indicated.

                                                                 At  March 31,
                                                      ------------------------------------
FINANCIAL CONDITION DATA:                                2004         2003         2002
                                                      ----------   ----------   ----------
                                                                 (In Thousands)
Total assets                                          $  700,232   $  332,398   $  307,840
Loans receivable, net                                    459,114      251,805      234,396
Loans held for sale                                        5,253        5,214        3,740
Cash and cash equivalents                                 38,397       24,741       24,012
Investment securities available-for-sale                  19,116       16,813       12,524
Investment securities held-to-maturity                    19,671           --           --
Mortgage-backed securities held-to-maturity               22,899        1,969        2,140
Mortgage-backed securities available-for-sale             54,128        7,649        9,293
Deposits                                                 480,548      203,189      188,857
Securities sold under agreements to repurchase            10,487       11,151        7,265
Advances from FHLB                                       132,056       81,816       79,722
Stockholders' equity                                      69,332       30,064       27,813


                                                               Year Ended March 31,
                                                      ------------------------------------
                                                         2004         2003         2002
                                                      ----------   ----------   ----------
SELECTED OPERATING DATA:                              (In Thousands, except per share data)

Interest income                                       $   27,415   $   20,575   $   20,248
Interest expense                                           9,934        8,710        9,992
                                                      ----------   ----------   ----------
Net interest income                                       17,481       11,865       10,256
Provision for loan losses                                    395        1,033        1,064
                                                      ----------   ----------   ----------
Net interest income after provision for loan losses       17,086       10,832        9,192
Non-interest income                                        5,516        4,692        4,015
Non-interest expenses                                     16,762       11,699        9,766
                                                      ----------   ----------   ----------
Income before income tax expense                           5,840        3,825        3,441
Income tax expense                                         1,482        1,053        1,065
                                                      ----------   ----------   ----------
Net income                                            $    4,358   $    2,772   $    2,376
                                                      ==========   ==========   ==========

Per share data:
    Basic earnings per share                          $     2.26   $     2.15   $     1.76
    Diluted earnings per share                        $     2.12   $     2.07   $     1.70
                                                      ==========   ==========   ==========

Dividends per share                                   $     0.62   $     0.54   $     0.44
                                                      ==========   ==========   ==========

                                                                       At or For the
                                                                    Year Ended March 31,
                                                             ---------------------------------
                                                               2004         2003        2002
                                                             --------     --------    --------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)                                      0.90%       0.87%       0.82%
Return on average equity (2)                                      9.26        9.49        8.47
Average equity to average assets (3)                              9.71        9.16        9.73
Total equity to total assets at end of year                       9.90        9.04        9.03
Interest rate spread (4)                                          4.10        4.03        3.76
Net interest margin (5)                                           4.17        4.16        3.96
Average interest-earning assets to average interest-bearing
   liabilities                                                  113.44      114.96      114.05
Non-interest expense as a percent of average assets               3.46        3.67        3.39
Efficiency ratio (6)                                             72.89       68.04       66.57
Dividend payout ratio                                            29.73       25.37       25.60

Equity Ratios:
Tier I capital to average assets                                  6.51        8.40        8.79
Tier I capital to risk-weighted assets                            9.24       11.84       12.28
Total capital to risk-weighted assets                            10.50       13.09       13.47

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent
   of loans receivable, net                                       0.63        0.50        0.25
Nonperforming assets as a  percent of total assets                0.50        0.55        0.36
Allowance for loan losses as a percent of total loans
   receivable                                                     1.29        1.25        1.06
Allowance for loan losses as a percent of nonperforming
   loans                                                        217.72      272.90      433.67
Net charge-offs to average outstanding loans                      0.10        0.07        0.12
Allowance for loan losses as a percent of net charge-offs        17.08       18.76        9.90

(1)   Net income divided by average assets.
(2)   Net income divided by average equity.
(3)   Average equity divided by average assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5) Net interest income and tax effects as a percentage of average interest-earning assets.
(6) Represents the ratio of non-interest expenses divided by the sum of net interest income and non-interest income.

Lending Activities

         General. Commercial real estate and commercial non-real estate lending is the principal lending activity of the Bank. The Bank is also active in the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential property. The Bank is also active in originating construction loans and agricultural real estate and production loans. The Bank to a lesser extent also originates home equity and agricultural operating loans. The Bank's net loans receivable totaled $459.1 million at March 31, 2004, representing 65.6% of consolidated total assets.

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan for the years indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.

                                                                    At March 31,
                                   -----------------------------------------------------------------------------
                                            2004                       2003                       2002
                                   -----------------------    -----------------------    -----------------------
                                     Amount      Percent        Amount      Percent        Amount      Percent
                                   ----------   ----------    ----------   ----------    ----------   ----------
                                                               (Dollars in Thousands)
Real estate loans:
Residential                        $  113,381        23.09%   $   50,781        18.60%   $   62,680        25.91%
Agricultural                           18,567         3.78        15,921         5.83        16,264         6.72
Commercial                            122,132        24.87        68,125        24.95        52,496        21.70
Construction                           68,236        13.90        46,836        17.16         9,870         4.08
                                   ----------   ----------    ----------   ----------    ----------   ----------
Total real estate loans               322,316        65.64       181,663        66.54       141,310        58.41
                                   ----------   ----------    ----------   ----------    ----------   ----------

Consumer and other loans:
Commercial                             75,878        15.45        50,603        18.53        55,568        22.97
Home equity                            24,530         5.00        19,924         7.30        24,832        10.26
Other consumer                         43,425         8.84         7,843         2.87         7,924         3.28
Agricultural operating                 24,876         5.07        13,000         4.76        12,289         5.08
                                   ----------   ----------    ----------   ----------    ----------   ----------
Total consumer and other loans        168,709        34.36        91,370        33.46       100,613        41.59
                                   ----------   ----------    ----------   ----------    ----------   ----------

Total loans receivable                491,025       100.00%      273,033       100.00%      241,923       100.00%
                                                ==========                 ==========                 ==========

Less:
Loans in process                       24,065                     16,677                      4,272
Unearned loan fees and discounts        1,532                      1,137                        692
Allowance for loan losses               6,314                      3,414                      2,563
                                   ----------                 ----------                 ----------
Loans receivable, net              $  459,114                 $  251,805                 $  234,396
                                   ==========                 ==========                 ==========

Loans held for sale                $    5,253                 $    5,214                 $    3,740
                                   ==========                 ==========                 ==========

Average loan balance:
Residential real estate            $       66                 $       74                 $       75
Agricultural real estate           $      121                 $      114                 $      137
Commercial real estate             $      289                 $      349                 $      338
Construction real estate           $      203                 $      153                 $      143
Consumer and other loans           $       24                 $       38                 $       40

         Residential Real Estate Lending (Mortgage Banking). The Bank is active in the origination of mortgage loans to enable borrowers to purchase or refinance residential real estate. At March 31, 2004, $113.4 million, or 23.1%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable-rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").

         The Bank generally sells a majority of the residential mortgage loans it originates. A majority of the loans sold by the Bank are sold to private investors. The remainder of loans sold are sold to Fannie Mae or Freddie Mac. Loans are sold to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, loans are sold without recourse, although on occasion, the Bank has sold loans with recourse. As of March 31, 2004, the Bank remains contingently liable for approximately $66,000 of loans sold with recourse. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "Loan Originations, Sales and Purchases."

         The Bank offers ARM loans at rates and terms competitive with market conditions. The Bank currently offers ARM products that adjust annually after an initial fixed period of one, three, five, or seven years based on the applicable Treasury constant maturity index. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The terms and conditions of the ARM loans offered by the Bank, including the index for interest rates, may vary from time to time. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 2004, the Bank's residential loan portfolio included $21.1 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has found that its origination of non-conforming loans has not resulted in increased amounts of nonperforming loans.

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

         The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to increased rates to be paid by the customer. It is possible that during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for "teaser rates" (i.e., initial rates of interest below the rates that would apply were the adjusted index plus the applicable margin initially used for pricing), these loans are subject to increased risks of default or delinquency. The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming a rate of 200 basis points above the initial interest rate or the fully indexed rate, whichever is higher. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

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

         Residential Construction Lending. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions, primarily in Coeur d'Alene and Boise, Idaho, lower long-term interest rates and an increased demand for housing units as a result of the population growth in Idaho. At March 31, 2004, construction loans totaled $68.2 million, or 13.9% of total loans. At that date, the average amount of the Bank's construction loans was approximately $203,000. The largest construction loan in the Bank's portfolio at March 31, 2004 was $1.9 million. During the year ended March 31, 2004, construction loans constituted 30.33% of total loan originations. During fiscal year 2003, the Bank entered the Boise area and increased the construction loan activity. Originations of construction loans from the Boise loan production office was $70.7 million and originations of construction loans from the Coeur d'Alene office was $26.9 million during the fiscal year ended March 31, 2004.

         The Bank originates construction loans to professional home builders and to individuals building their primary residence. In addition, the Bank occasionally makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent financing in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 2004, speculative loans totaled $29.3 million, or 42.9% of the total construction loan portfolio. Construction loans to individuals are generally converted to permanent mortgage loans upon completion of the construction period. At March 31, 2004, custom construction loans to individuals totaled $3.6 million or 5.3% of the total construction loan portfolio.

         At March 31, 2004 and 2003, the composition of the Company's construction loan portfolio was as follows:

                                                         At March 31,
                                      --------------------------------------------------
                                               2004                       2003
                                      -----------------------    -----------------------
                                        Amount      Percent        Amount      Percent
                                      ----------   ----------    ----------   ----------
                                                    (Dollars in Thousands)
         Speculative construction     $   29,263        42.88%   $   17,471        37.30%
         Presold construction             25,102        36.79        17,105        36.52
         Custom construction               3,616         5.30         3,354         7.16
         Permanent construction            8,352        12.24         7,677        16.39
         Land construction                 1,903         2.79           963         2.06
         Participation construction           --           --           266         0.57
                                      ----------   ----------    ----------   ----------

         Total                        $   68,236       100.00%   $   46,836       100.00%
                                      ==========   ==========    ==========   ==========

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

         Loans to builders for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy permits a maximum loan-to-value ratio of 75%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation, and monitors each builder's borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 2004, the Bank had approved 14 major builders, the largest borrowing capacity of which was approximately $5.0 million. At March 31, 2004, the Bank's major builders had total loans of $20.8 million outstanding. The Boise loan production office had approved six major builders, one of which has the largest borrowing capacity of approximately $4.0 million and an outstanding loan balance of $2.7 million. For all other builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

         The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors. At inception, the Bank also requires the builder (other than approved major builders) to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. Alternatively, the Bank may require that the borrower pay for the first portion of construction costs before the loan proceeds are used. Major builders are permitted to utilize the loan proceeds from the initiation of construction and to carry the short-fall between construction costs and the loan amount, based on their financial strength, until the property is sold.

         Agricultural Lending. Agricultural lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 29 years of experience, the Chief Operating Officer has 24 years of experience, and the Vice President of Agricultural Lending has 26 years of experience in agricultural lending. The existing staff's experience maintains the Bank as one of the most experienced agricultural lenders in the area.

         Agricultural Real Estate Lending. The Bank presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Bank's market area, primarily around Lewiston. The Bank offers adjustable-rate loans that adjust annually after an initial fixed period of one, three or five years. Such loans generally provide for up to a 25-year term. The Bank also offers fixed-rate loans with a ten-year term and a ten-year amortization schedule. At March 31, 2004, agricultural real estate loans totaled $18.6 million, or 3.8% of the Bank's total loan portfolio.

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the borrower and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 2004, the largest agricultural real estate loan was $908,000, which was performing according to its terms, and the Bank's average agricultural real estate loan was approximately $121,000.

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

         Agricultural Operating Lending. At March 31, 2004, agricultural operating loans totaled $24.9 million, or 5.1% of total loans. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and their business entities. Payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Underwriting requires substantial cash working capital and annual production income sufficient to meet payment obligations on an annual basis.

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

         Commercial Real Estate Lending. Commercial real estate lending has become a significant part of the Bank's lending strategy. At March 31, 2004, the Bank's commercial real estate loan portfolio totaled $122.1 million, or 24.9% of total loans. During the year ended March 31, 2004, originations of commercial real estate loans totaled $43.1 million and constituted 12.2% of total loan originations. In connection with the expansion of the Bank's commercial banking activities, the Bank intends to continue commercial real estate lending, subject to market conditions.

         The Bank's commercial real estate loans include loans secured primarily by owner-occupied buildings, storage facilities, manufactured home parks, small office buildings, retail shops, multi-family residential properties and other small commercial properties. The portfolio also contains a very limited amount of specialty realty (i.e., restaurants, motels, etc.). Commercial real estate loans in the Bank's portfolio primarily consist of loans originated by the Bank. At March 31, 2004, the Bank's commercial real estate loan average size was $289,000 and the largest loan was $5.5 million. Appraisals on properties that secure commercial real estate loans are performed by independent appraisers engaged by the Bank before the loans are made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Security debt coverage ratios, total debt coverage ratios, and working capital assessments are key underwriting criteria.

         Commercial Business Lending. Commercial business lending is important to the Bank's lending strategy. The Bank's real estate relationships have resulted in commercial lending opportunities with these customers. This reflects the Bank's objective to provide its commercial and small business customers with a complete lending and banking relationship. At March 31, 2004, nonresidential commercial business loans totaled $75.9 million, or 15.5% of the total loan portfolio. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit renewed annually while equipment secured loans are term loans of up to five years. To more accurately reflect the overall interest rate environment, the Bank has changed the index used for adjustable-rate loans from the one year Treasury constant maturity to the applicable FHLB index. The Oregon market uses the one year Treasury constant maturity as well as the prime rate as stated in The Wall Street Journal.

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

         Of the commercial loan production in fiscal year 2004, operating loans represent 61.2%, equipment loans 12.7%, working capital loans 13.1%, letters of credit 7.6%, and small business and participation loans 5.4%. The Bank participates in small business and industry guarantee programs that are designed to assist businesses that cannot qualify for conventional financing.

         Consumer and Other Lending. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2004, the Bank's consumer and other non-mortgage loans totaled approximately $68.0 million, or 13.8% of the Bank's total loans. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreation vehicle loans, home improvement and equity loans and deposit account loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has marketed more aggressively.

         At March 31, 2004, home equity loans totaled $24.5 million. The Bank offers both home equity second mortgage loans and lines of credit. The Bank's home equity loans are secured by first or second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years with fixed interest rates and twenty-year term loans with adjustable interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate. Home equity loans are generally underwritten at 80% loan-to-value including the first mortgage with exceptions granted for demonstrated exceptional financial strength.

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

         Loans Held for Sale. Loans held for sale totaled $5.3 million at March 31, 2004 and $5.2 million at March 31, 2003. Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined on a loan by loan basis. The Bank usually sells loans a short time after originating the loan. The change in loan balances for loans held for sale at a specific time fluctuates with the volume of real estate residential loan originations.

         Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2004 regarding the dollar amount of principal repayments for loans becoming due during the years indicated, excluding loans held for sale. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                                One       After 5 Years  After 10 Years
                                Within      Year Through     Through        Through         Beyond
                               One Year       5 Years        10 Years       15 Years       15 Years         Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Real estate loans:                                              (In Thousands)
  Residential                $         72   $      3,022   $     11,823   $     25,768   $     72,696   $    113,381
  Construction                     68,236             --             --             --             --         68,236
  Commercial                        6,524         20,481         19,769         24,394         50,964        122,132
Agricultural                       17,117          6,190          3,362          4,335         12,439         43,443
Commercial non-real estate         31,102         26,289         14,633          2,726          1,128         75,878
Consumer and other loans            4,040         27,108         28,105          6,589          2,113         67,955
                             ------------   ------------   ------------   ------------   ------------   ------------
Total loans receivable       $    127,091   $     83,090   $     77,692   $     63,812   $    139,340   $    491,025
                             ============   ============   ============   ============   ============   ============

         The following table sets forth the dollar amount of all loans due after March 31, 2005 that have fixed interest rates and have floating or adjustable interest rates, excluding loans held for sale.

                                                  Fixed           Floating or
                                                  Rates         Adjustable Rates
                                             ----------------   ----------------
Real estate loans:                                     (In Thousands)
  Residential                                $         89,210   $         24,099
  Commercial                                            4,200            111,408
Agricultural                                            3,916             22,410
Commercial non-real estate                             19,939             24,837
Consumer and other loans                               46,640             17,275
                                             ----------------   ----------------
Total loans receivable                       $        163,905   $        200,029
                                             ================   ================

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

         Loan Solicitation and Processing. Loan applicants come primarily through referrals from existing customers, realtors and homebuilders, and walk-ins. The Bank also uses radio and newspaper advertising to create awareness of its loan products. In addition to originating loans through its branch offices, the Bank operates six mortgage loan centers, located in Coeur d'Alene, Lewiston, Moscow, and Boise, Idaho, Spokane, Washington, and Baker City, Oregon to supplement residential real estate loan originations. The Bank does not utilize any loan correspondents, mortgage brokers or other forms of wholesale loan origination. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a certified, independent fee appraiser.

         Residential real estate loans up to $333,700 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans must be approved by two members of the management loan committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans must be approved by two members of the management loan committee. Consumer loans up to $50,000 and home equity loans up to $150,000 may be approved by designated underwriters provided that the total loan relationship is $200,000 or less. All other consumer and home equity loans must be approved by two members of the management loan committee.

         Loan Originations, Sales and Purchases. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 2004, the Bank originated $353.4 million of loans. Residential real estate loan originations totaled $137.2 million for the year ended March 31, 2004, which constituted 38.8% of total loan originations.

         In the early 1990s, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $2.2 million and $2.4 million during the years ended March 31, 2004 and 2003, respectively. The Bank sells loans on a loan-by-loan basis. Generally, a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the majority of the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. When a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In that event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, loans are sold without recourse, although in the past the Bank has sold loans with recourse.

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

         The Bank has experienced an increase in the refinancing of loans during fiscal year 2003 and throughout fiscal year 2004 due to the lower interest rates available on loans.

         The following table shows total loans originated, purchased, sold and repaid during the years indicated.

                                                                    Year Ended March 31,
                                                           --------------------------------------
                                                              2004          2003          2002
                                                           ----------    ----------    ----------
Total loans receivable and loans held for sale at                      (In Thousands)
  beginning of year                                        $  278,247    $  245,663    $  224,577
                                                           ----------    ----------    ----------

Loans originated:
Real estate loans:
   Residential                                                137,242       129,681        95,501
   Construction                                               107,188        77,125        17,284
   Agricultural                                                 1,923         2,530         5,348
   Commercial                                                  43,148        37,026        25,895
Commercial non-real estate                                     41,806        56,599        58,932
Consumer and other loans                                       22,089        31,758        31,569
                                                           ----------    ----------    ----------
Total loans originated                                        353,396       334,719       234,529
                                                           ----------    ----------    ----------

Credit card advances                                            6,199         3,336         2,871
                                                           ----------    ----------    ----------
Loans originated, not funded                                  (23,228)      (59,596)      (57,218)
                                                           ----------    ----------    ----------

Loans purchased and loan participations:
   Real estate loans:
   Residential                                                 69,290            37           107
   Construction                                                   100           482           581
   Agricultural                                                 4,413         5,950         4,450
   Commercial                                                  36,689         2,900           690
Consumer and other loans                                       92,566            --            --
                                                           ----------    ----------    ----------
Total loans purchased                                         203,058         9,369         5,828
                                                           ----------    ----------    ----------

Loans sold:
Servicing retained                                            (18,265)      (26,696)      (31,303)
Servicing released                                           (136,862)     (122,115)      (61,641)
                                                           ----------    ----------    ----------
Total loans sold                                             (155,127)     (148,811)      (92,944)
                                                           ----------    ----------    ----------

Loan principal repayments                                    (106,629)      (78,263)      (56,786)
                                                           ----------    ----------    ----------

Refinanced loans                                              (59,638)      (28,170)      (15,194)
                                                           ----------    ----------    ----------
Change in total loans receivable                              218,031        32,584        21,086
                                                           ----------    ----------    ----------
Total loans receivable and loans held for sale at end of
  Year                                                     $  496,278    $  278,247    $  245,663
                                                           ==========    ==========    ==========

         Loan Commitments. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $84.4 million at March 31, 2004. In addition, the Bank had commitments to fund outstanding credit lines of approximately $74.0 million, commitments to fund standby letters of credit of approximately $3.9 million and commitments to fund credit card lines of approximately $11.7 million at March 31, 2004.

         Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $1.5 million of unearned loan fees and discounts at March 31, 2004 and $1.1 million of unearned loan fees and discounts at March 31, 2003.

         Loan Servicing. The Bank sells residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. In the past, the Bank has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 2004, the Bank was servicing $85.6 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 2004, the Bank held $960,000 in escrow for its portfolio of loans serviced.

         Mortgage Servicing Rights. At March 31, 2004, mortgage servicing rights were $710,000, which is net of an allowance for impairment on mortgage servicing rights of $121,000. At March 31, 2003, mortgage servicing rights were $826,000, which was net of an allowance for impairment on mortgage servicing rights of $427,000. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the period noted:

                                        For the year ending  For the year ending
                                           March 31, 2004      March 31, 2003
                                           --------------      --------------
      Beginning Balance                    $      825,814      $    1,016,953
         Additions                                199,301             278,745
         Amortization                            (194,234)           (163,594)
         Impairment recognized                   (120,623)           (306,290)
                                           --------------      --------------
      Ending Balance                       $      710,258      $      825,814
                                           ==============      ==============

         Goodwill and Other Intangible Assets. Goodwill at March 31, 2004 was $17.4 million. No impairment loss on goodwill was recorded for the year ended March 31, 2004, since there were no impairment indicators during the period.

         Core deposit intangible at March 31, 2004 was $3.6 million, net of accumulated amortization of $293,890. Amortization expense for the net carrying amount of the core deposit intangible at March 31, 2004 is estimated to be as follows:

                                                                          (Dollars in Thousands)
            For the year ended March 31,
              2005                                                                     715
              2006                                                                     715
              2007                                                                     715
              2008                                                                     715
              2009                                                                     782
                                                                              ------------
            Estimated total core deposit intangible amortization expense      $      3,642
                                                                              ============

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

                                                                    At March 31,
                                                          --------------------------------
                                                            2004        2003        2002
                                                          --------    --------    --------
                                                               (Dollars in Thousands)
         Loans accounted for on a nonaccrual basis:
         Real estate loans:
            Residential                                   $    701    $    429    $    177
            Construction                                       364          --          --
            Agricultural                                        78          10          86
            Commercial                                          --         175          --
         Commercial non-real estate                          1,661         499          89
         Consumer and other loans                               96         138         239
                                                          --------    --------    --------
         Total                                               2,900       1,251         591
                                                          --------    --------    --------

         Accruing loans which are contractually
          past due 90 days or more                              --          --          --
                                                          --------    --------    --------

         Total of nonaccrual and 90 days past
           due loans                                         2,900       1,251         591
         Real estate owned                                     552         120         424
         Repossessed assets                                     52          --          --
                                                          --------    --------    --------
         Total nonperforming loans                           3,504       1,371       1,015

            Restructured loans                            $    152    $    442    $    107
                                                          --------    --------    --------

          Total nonperforming assets                      $  3,656    $  1,813    $  1,122
                                                          ========    ========    ========

         Nonaccrual and 90 days or more past due
            loans as a percent of loans receivable, net       0.63%       0.50%       0.25%
         Nonaccrual and 90 days or more past
             due loans as a percent of total assets           0.41%       0.38%       0.19%
         Nonperforming assets as a percent of
             total assets                                     0.50%       0.55%       0.36%
         Total nonperforming assets to total loans            0.74%       0.66%       0.46%

         Interest income that would have been recorded for the year ended March 31, 2004 had nonaccruing loans been current in accordance with their original terms amounted to approximately $126,000. The amount of interest included in interest income on such loans for the year ended March 31, 2004 amounted to approximately $128,000.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or 90 day liquidation value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2004, the Bank had $552,000 of REO.

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

         At March 31, 2004, classified assets of the Bank totaled $4.6 million. Assets classified as loss totaled $72,000 and consisted of installment loans of $4,000, commercial loans of $67,000, and overdrawn negotiable order of withdrawal ("NOW") accounts totaling $1,000. Assets classified as substandard totaled $4.4 million, which consisted of $1.9 million of commercial business loans, $756,000 of commercial real estate loans, $310,000 of consumer loans, $950,000 of residential loans, and $552,000 in REO. The $2.3 million increase in assets classified as substandard from $2.1 million at March 31, 2003 to $4.4 million at March 31, 2004 is due to $1.8 million substandard loans in Oregon and an increase of $360,000 in mortgage loans in Idaho. The decline in the logging, timber, and farming industries remains a threat to the Bank's quality of assets. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                        At March 31,
                                              ------------------------------
                                                2004       2003       2002
                                              --------   --------   --------
                                                      (In Thousands)
             Loss                             $     72   $     27   $     76
             Doubtful                              132         24         --
             Substandard                         4,438      2,072      1,405
                                              --------   --------   --------
             Total classified assets          $  4,642   $  2,123   $  1,481
                                              ========   ========   ========

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

         At March 31, 2004, the Bank had an allowance for loan losses of $6.3 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                                     Year Ended March 31,
                                                           --------------------------------------
                                                              2004          2003          2002
                                                           ----------    ----------    ----------
                                                                   (Dollars in Thousands)
         Allowance at beginning of year                    $    3,414    $    2,563    $    1,758
         Addition through acquisition                           2,863            --            --
         Provision for loan losses(1)                             395         1,033         1,064

         Recoveries                                               120            22             7

         Charge-offs:
         Real estate loans:
            Residential                                            11            --            41
            Commercial                                             19            --            --
            Construction                                           --            --            12
         Commercial non-real estate                               225            18            16
         Consumer and other loans                                 223           186           197
                                                           ----------    ----------    ----------
         Total charge-offs                                        478           204           266
                                                           ----------    ----------    ----------
         Net charge-offs                                          358           182           259
                                                           ----------    ----------    ----------
         Balance at end of year                            $    6,314    $    3,414    $    2,563
                                                           ==========    ==========    ==========

         Allowance for loan losses as a percent of total
            loans receivable                                     1.29%         1.25%         1.06%
         Net charge-offs to average outstanding loans            0.10%         0.07%         0.12%

(1) See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Operating Results for the Years Ended March 31, 2003 and 2004 -- Provisions for Loan Losses" for a discussion of the factors contributing to changes in the Bank's provision for loan losses between the years.

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the years indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                  At March 31,
                                  -----------------------------------------------------------------------------
                                           2004                       2003                       2002
                                  -----------------------    -----------------------    -----------------------
                                                             (Dollars in Thousands)
                                               % of Loans                 % of Loans                 % of Loans
                                               in Category                in Category                in Category
                                                to Total                   to Total                   to Total
                                    Amount       Loans         Amount       Loans         Amount       Loans
                                  ----------   ----------    ----------   ----------    ----------   ----------
Residential                       $      282        23.09%   $      243        18.60%   $      268        25.91%
Construction                             927        13.90           660        17.16           133         4.08
Agricultural                             738         8.85           425        10.59           365        11.80
Commercial                             3,630        40.32         1,973        43.48         1,571        44.67
Consumer and other loans                 737        13.84           113        10.17           226        13.54
                                  ----------   ----------    ----------   ----------    ----------   ----------
Total allowance for loan losses   $    6,314       100.00%   $    3,414       100.00%   $    2,563       100.00%
                                  ==========   ==========    ==========   ==========    ==========   ==========

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

         Investment securities are purchased primarily for managing liquidity. Generally, the Bank purchases mortgage-backed securities during times of reduced loan demand. The Bank's investments are primarily long term, insured Bank Qualified State of Idaho or Oregon Municipal Bonds. Most of the mortgage-backed securities are longer-term Freddie Mac, Fannie Mae, and Ginnie Mae back securities.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the years indicated.

                                                              At March 31,
                             -----------------------------------------------------------------------------
                                      2004                       2003                       2002
                             -----------------------    -----------------------    -----------------------

                              Carrying    Percent of     Carrying    Percent of     Carrying    Percent of
                               Value      Portfolio       Value      Portfolio       Value      Portfolio
                             ----------   ----------    ----------   ----------    ----------   ----------
                                                         (Dollars in Thousands)
Available-for-sale:
Investment securities        $   19,116        16.50%   $   16,813        63.61%   $   12,524        52.28%
Mortgage-backed securities       54,128        46.74         7,649        28.94         9,293        38.79
                             ----------   ----------    ----------   ----------    ----------   ----------
Total available-for-sale         73,244        63.24        24,462        92.55        21,817        91.07
                             ----------   ----------    ----------   ----------    ----------   ----------

Held-to-maturity:
Investment securities        $   19,671        16.99%   $       --           --%   $       --           --%
Mortgage-backed securities       22,899        19.77         1,969         7.45         2,140         8.93
                             ----------   ----------    ----------   ----------    ----------   ----------
Total held-to-maturity           42,570        36.76         1,969         7.45         2,140         8.93
                             ----------   ----------    ----------   ----------    ----------   ----------
Total                        $  115,814       100.00%   $   26,431       100.00%   $   23,957       100.00%
                             ==========   ==========    ==========   ==========    ==========   ==========

         The table below sets forth certain information regarding the carrying value, average tax effected weighted yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 2004.

                                                            Over                       Over
                               Less Than                   One to                     Five to                    Over Ten
                               One  Year                 Five Years                  Ten Years                    Years
                        -----------------------    -----------------------    -----------------------    ------------------------

                          Amount       Yield         Amount       Yield         Amount       Yield         Amount        Yield
                        ----------   ----------    ----------   ----------    ----------   ----------    ----------    ----------
                                                                (Dollars in Thousands)
Investment Securities   $    3,414         3.74%   $    3,992         3.20%   $    6,613         5.17%   $   24,768          6.53%

Mortgage-backed
  Securities                    --           --            --           --        12,893         4.05        64,134          5.56
                        ----------   ----------    ----------   ----------    ----------   ----------    ----------    ----------
Total                   $    3,414         3.74%   $    3,992         3.20%   $   19,506         4.43%   $   88,902          5.83%
                        ==========   ==========    ==========   ==========    ==========   ==========    ==========    ==========

         Other Investment Activities. The Bank purchases bank owned life insurance policies (`BOLI") to offset future employee benefit costs, and at March 31, 2004, bank owned and cash surrender value of life insurance policies was $22.2 million. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "bank owned and cash surrender value of life insurance policies" in the Company's Consolidated Statements of Financial Condition. The income related to the BOLI of $698,000, which is generated by the increase in the cash surrender value of the policy, is classified in "other interest earning assets" in the Company's Consolidated Statements of Income.


Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle are used to compensate for reductions in the availability of funds from other sources. The Company also maintains an additional credit facility of $22.0 with US Bank.

         Deposit Accounts. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of Idaho, Washington and Oregon. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank accepts brokered deposits with maturities between ninety days and ten years. At March 31, 2004, the Bank had $23.8 million in brokered deposits, which was 3.4% of total assets. At March 31, 2004, certificates of deposit that are scheduled to mature in less than one year totaled $104.0 million. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation."

         The following table sets forth information concerning the Bank's deposits at March 31, 2004.

           Weighted
            Average                                                                      Percentage
           Interest         Checking and                        Minimum                   of Total
             Rate         Savings Deposits                       Amount       Balance     Deposits
             ----         ----------------                     ----------   ----------   ----------

                          (In Thousands, except minimum amount, interest rates and percentages)
             0.08%     NOW                                     $       --   $  145,959        29.72%
             1.47      Money Market Deposit                            --       35,751         7.28
             0.89      Money Market Deposit                         1,000       68,861        14.02
             0.50      Passbook                                        --       39,822         8.11
                                                                            ----------   ----------
                                             Total Checking & Passbook         290,393        59.13
                                                                            ----------   ----------

                       Certificates of Deposit
                       -----------------------

             0.97      7 days to 179 days                           2,500       11,091         2.26
             1.88      6 months to less than 1 year                 2,500        9,868         2.01
             1.50      1 year to less than 2 years                  2,500        5,288         1.08
             2.40      2 years to less than 3 years                 2,500        7,359         1.50
             3.00      2 years to 5 years - Add on                    500        5,987         1.22
             3.21      3 years to less than 4 years                 2,500        3,197         0.65
             4.64      4 years to less than 5 years                 2,500        1,677         0.34
             4.12      5 years to less than 10 years                2,500        8,895         1.81
             1.41      IRA Variable                                   500          720         0.15
             4.28      Brokered                                   100,000       23,789         4.85
             4.76      2 year Step Rate                             5,000        4,041         0.82
             1.97      3 year Step Rate                             5,000       12,654         2.58
             3.46      4 year Step Rate                             5,000        2,466         0.50
             4.01      Special, 2 years to less than 3 years       10,000        5,067         1.03
             5.17      Special, 4 years to less than 5 years        5,000        5,552         1.13
             0.90      91 days                                      1,000        3,059         0.62
             1.09      182 days                                     1,000       11,812         2.41
             1.28      1 year                                       1,000       23,343         4.75
             2.80      21/2years                                    1,000        6,615         1.35
             4.13      3 to 5 years                                 1,000       17,956         3.66
             4.59      5 years                                      1,000       17,370         3.54
             3.13      6 years                                      1,000          626         0.13
             1.30      18 month add on                                  5        2,888         0.59
             1.99      20 month                                     1,000        4,690         0.96
             2.23      Jumbo certificates                          96,000        4,396         0.90
             3.10      Various term, fixed rate                     1,000          236         0.03
                                                                            ----------   ----------

                                        Total Certificates of Deposit          200,642        40.87
                                                                            ----------   ----------

                                                        Total Deposits      $  491,035       100.00%
                                                                            ==========   ==========

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2004. Jumbo certificates of deposit are certificates in amounts of more than $100,000.


             Maturity Period                            Amount
             ---------------                          ----------
                                                     (In Thousands)

             Three months or less                     $   12,356
             Over three through six months                10,322
             Over six through 12 months                    7,218
             Over 12 months                               42,038
                                                      ----------

             Total jumbo certificates of deposit      $   71,934
                                                      ==========

         Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the years indicated.

                                                                             At March 31,
                                 --------------------------------------------------------------------------------------------------
                                                2004                                  2003                            2002
                                 -----------------------------------   -----------------------------------   ----------------------
                                              Percent                               Percent                               Percent
                                                of         Increase                   of         Increase                   of
                                   Amount      Total      (Decrease)     Amount      Total      (Decrease)     Amount      Total
                                 ----------  ----------   ----------   ----------  ----------   ----------   ----------  ----------
                                                                        (Dollars in Thousands)
NOW accounts                     $  145,959       29.72%  $   83,479   $   62,480       29.15%  $   13,034   $   49,446       25.21%
Passbook accounts                    39,822        8.11       24,287       15,535        7.25        1,615       13,920        7.10
Money market deposit
  Accounts                          104,612       21.30       80,374       24,238       11.31        3,169       21,069       10.74
Fixed-rate certificates
  which mature:
     Within 1 year                  104,045       21.19       79,471       24,574       11.46      (12,741)      37,315       19.03
     After 1 year, but within
      2 years                        32,633        6.65       20,876       11,757        5.49       (6,357)      18,114        9.24
     After 2 years, but within
      5 years                        57,502       11.71       (7,996)      65,498       30.56       22,032       43,466       22.16
     Certificates maturing
       Thereafter                     6,462        1.32       (3,796)      10,258        4.78       (2,535)      12,793        6.52
                                 ----------  ----------   ----------   ----------  ----------   ----------   ----------  ----------
Total                            $  491,035      100.00%  $  276,695   $  214,340      100.00%  $   18,217   $  196,123      100.00%
                                 ==========  ==========   ==========   ==========  ==========   ==========   ==========  ==========

         Time Deposits by Rates. The following table sets forth the time deposits in the Bank categorized by rates at the dates indicated.

                                                At March 31,
                              ----------------------------------------------
                                 2004              2003              2002
                              ----------        ----------        ----------
                                              (In Thousands)

     0.0 - 2.99%              $  109,775        $   51,940        $   38,770
     3.0 - 3.99%                  30,501            11,937             3,274
     4.0 - 4.99%                  35,777            32,126            32,634
     5.0 - 5.99%                  18,728            14,523            26,240
     6.0 - 6.99%                   4,944             1,219            10,193
     7.0 - 7.99%                     917               336               532
     8.0 - 8.99%                      --                 6                45
     9% and over                      --                --                --
                                      --                --                --
     Total                    $  200,642        $  112,087        $  111,688
                              ==========        ==========        ==========

         The following table sets forth the amount and maturities of time deposits at March 31, 2004.

                                                               Amount Due
                      ----------------------------------------------------------------------------------------------
                                                                                                           Percent
                                       After        After           After                                  of Total
                       Less Than      1 to 2       2 to 3          3 to 4        After                   Certificate
                       One Year        Years        Years           Years       4 Years        Total       Accounts
                      ----------     ----------   ----------      ----------   ----------    ----------   ----------
                                                         (Dollars in Thousands)
0.0 - 2.99%           $   79,072     $   20,508   $    9,414      $      265   $      516    $  109,775        54.72%
3.0 - 3.99%                7,020          4,444        3,055           7,194        8,788        30,501        15.20
4.0 -4.99%                12,037          3,764        8,984           6,282        4,710        35,777        17.83
5.0 - 5.99%                2,453          1,955       12,380           1,881           59        18,728         9.33
6.0 - 6.99%                2,546          1,962          242              99           95         4,944         2.46
7.0 - 7.99%                  917             --           --              --           --           917         0.46
8.0 - 8.99%                   --             --           --              --           --            --           --
9% and over                   --             --           --              --           --            --           --
                      ----------     ----------   ----------      ----------   ----------    ----------   ----------
Total                 $  104,045     $   32,633   $   34,075      $   15,721   $   14,168    $  200,642       100.00%
                      ==========     ==========   ==========      ==========   ==========    ==========   ==========

         Deposit Activity. The following table sets forth the deposit activities of the Bank for the years indicated.

                                                 Year Ended March 31,
                                        ------------------------------------
                                           2004         2003         2002
                                        ----------   ----------   ----------
                                                   (In Thousands)

Beginning balance                       $  214,340   $  196,123   $  157,797
                                        ----------   ----------   ----------

Net increase
  before interest credited                  15,082       13,574       32,640
Purchased in Oregon Trail acquisition      256,312           --           --
Interest credited                            5,301        4,643        5,686
                                        ----------   ----------   ----------
Net increase
  in savings deposits                      276,695       18,217       38,326
                                        ----------   ----------   ----------

Ending balance                          $  491,035   $  214,340   $  196,123
                                        ==========   ==========   ==========

         Borrowings. The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank, providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral.

         The following tables set forth certain information regarding borrowings by the Bank for the years indicated:

                                                           At or For the
                                                        Year Ended March 31,
                                              --------------------------------------
                                                 2004          2003          2002
                                              ----------    ----------    ----------
                                                      (Dollars in Thousands)
Maximum amount of FHLB advances outstanding
  at any month end during the year            $  144,164    $   83,586    $   93,837
Approximate average FHLB advances
  outstanding during the year                    101,106        82,271        83,395
Balance of FHLB advances outstanding
  at end of year                                 132,056        81,816        79,722
Weighted average rate paid on
  FHLB advances at end of year                      4.78%         4.93%         4.91%
Approximate weighted average rate paid on
  FHLB advances during the year                     4.58%         4.94%         5.19%

                                                                    One Year to     Five Years to
                                                Less than One     Less than Five    Less than Ten       Greater than
                                                    Year               Year            Years             Ten Years
                                                ------------       ------------     ------------        ------------
Maturities of advances from FHLB                $ 36,640,894       $ 45,537,886     $ 42,939,774        $  6,937,138
Range of interest rates                         1.17% - 5.51%      4.42% - 7.03%    3.33% - 7.12%       6.66% - 7.10%
Weighted average interest rate                      2.89%              5.81%            5.10%               7.03%
Percentage of total advances                       27.75%             34.48%           32.52%               5.25%

         At March 31, 2004, there were $45.8 million of advances from the FHLB-Seattle that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $750,000 of one to less than five year advances were callable within one to less than five years, $30.0 million of five to less than ten year advances were callable within one year, and $5.0 million of five to less than ten year advances were callable within one to less than five years. As of March 31, 2003, there were $30.8 million of advances from Federal Home Loan Bank that were callable, of which $10.0 million of five to less than ten year advances were callable within one year, $800,000 of five to less than ten year advances were callable within one year and $20 million of five to less than ten year advances were callable within one to less than five years.

         The Bank also maintains additional credit with US Bank, available funds totaling $22.0 million. There were no outstanding advances under this facility at March 31, 2004.

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

Subsidiary Activities

         The Bank has three subsidiaries, Tri-Star Financial Corporation, Pioneer Development Corporation ("PDC") and Pioneer Bank Investment Corporation ("PBIC"). Tri-Star sells life insurance and tax deferred annuities on an agency basis, PDC purchased land sale contracts until March 1998, and currently services those contracts, and PBIC holds the Bank's non-conforming assets.

Personnel

         As of March 31, 2004, the Bank had 215 full-time and 52 part-time employees. The number of average full-time equivalent employees increased 86.1% from March 31, 2003 to March 31, 2004, principally as a result of the acquisition of Oregon Trail. The average number of full-time equivalent employees at March 31, 2004 was 255. The average number of full time equivalent employees at March 31, 2003 was 137. The Bank used temporary services to hire employees for approximately 1,400 hours during the year ended March 31, 2004. The Bank's employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.


                                   REGULATION

FirstBank Northwest

         General. As a state-chartered, federally insured depository institution, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Washington Department of Financial Institutions, Division of Banks ("Division") and files quarterly and periodic reports concerning it's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

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

         State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and the regulations of the Division adopted thereunder. Washington law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

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

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds on the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, the Bank is qualified for the lowest rate on its deposits for 2004.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2004, the annualized rate was $1.54 per $100 of insured deposits.

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

         Capital Requirements. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the institution's particular risk profile. The Bank had a leverage ratio of 6.5% as of March 31, 2004.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank had a total risk-based ratio of 10.5%, a Tier 1 risk-based capital ratio of 9.2% at March 31, 2004. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2004, the Bank had a Tier 1 capital to average assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 9.2 %, and a Total capital to risk-weighted assets ratio of 10.5%.

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

         At March 31, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

         Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

         Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress created a safe harbor provision to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

         To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

         Federal Home Loan Bank System. The FHLB-Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB-Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB-Seattle in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2004, the Bank held stock in the FHLB of Seattle in the amount of $12.5 million and had advances totaling $132.1 million, which mature in 2004 through 2030 at interest rates ranging from 1.17% to 7.12%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. As of March 31, 2004, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

         Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company, generally limiting a single transaction with the Company to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. These transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

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

         Community Reinvestment Act. Banks are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" rating during its most recent examination.

         Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company to stockholders. The amount of dividends payable by the Bank to the Company depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for its liquidation account or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

         The amount of dividends actually paid during any one period will be strongly affected by the Bank's policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

FirstBank NW Corp.

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Office of Thrift Supervision ("OTS"). Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

         Acquisitions. The Home Owners Loan Act ("HOLA") and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association which is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF-insured savings institution) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal Law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution;
(iv) holding or managing properties used or occupied by a subsidiary insured institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

         Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are: loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets; 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 2004, the Bank was in compliance with the QTL test.

         Financial Services Modernization. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

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

         The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

         The USA Patriot Act. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

         Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

     o Financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer,
         (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.
     o Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.
     o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
     o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934.

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

         The Sarbanes-Oxley Act addresses, among other matters:

     o   audit committees;
     o certification of financial statements by the chief executive officer and the chief financial officer;
     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
     o   a prohibition on insider trading during pension fund black out periods;
     o   disclosure of off-balance sheet transactions;
     o   a prohibition on personal loans to directors and officers;
     o   expedited filing requirements for Form 4s;

     o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
     o   "real time" filing of periodic reports;
     o   the formation of a public company accounting oversight board;
     o   auditor independence; and
     o   various increased criminal penalties for violations of securities laws.


Item 2.  Description of Property
--------------------------------

         The Bank operates twenty full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Post Falls, Boise, and Hayden, Idaho, Clarkston, Spokane, and Liberty Lake, Washington, and Baker City, La Grande, Ontario, John Day, Burns, Enterprise, Island City, Vale, and Pendleton, Oregon and two loan production offices in Boise, Idaho and Spokane, Washington. The Company owns the Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Clarkston and all Oregon facilities, leases the in-store location of the Post Falls branch on a one year optional term with the initial five year tem commencing on March 1, 1999 with Tidyman's LLC. In November 1999, the Bank opened the newly constructed Liberty Lake branch, which is located on leased land. The lease is a ten-year lease. The Bank operates six loan production offices. The loan production offices in Lewiston, Moscow, and Coeur d'Alene, Idaho and Baker City, Oregon are located in the same facility as its full-service office. The loan production office in Boise is an office space leased for five years, ten and one-half months commencing on April 15, 2002. The loan production office in Spokane is an office space leased for 62 months commencing on August 1, 2002. A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006. At March 31, 2004, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $18.3 million. The Company believes that its existing facilities are adequate for the current level of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The common stock of the Company is traded on the Nasdaq National Market under the symbol "FBNW". The table below reflects the high, low, and closing market prices of its common stock based on the end of the day closing price, cash dividends paid per share, and book value for the last two fiscal years. The common stock began trading on July 2, 1997. At March 31, 2004 there were approximately 622 holders of record of common stock of the Company.

                                 High          Low        Close     Dividends    Book Value*
                               --------     --------    --------    ---------    -----------
    2004                       $ 30.890     $ 23.960    $ 29.750     $ 0.62        $ 17.33
    ----
    First Quarter                28.500       23.960                   0.15          23.70
    Second Quarter               30.000       26.630                   0.15          24.02
    Third Quarter                30.850       27.900                   0.15          17.94
    Fourth Quarter               30.890       29.650                   0.17          17.33

    2003                       $ 23.940     $ 17.800    $ 23.690     $ 0.54        $ 23.24
    ----
    First Quarter                19.090       17.850                   0.12          21.55
    Second Quarter               19.450       17.800                   0.12          22.36
    Third Quarter                20.980       18.950                   0.15          22.73
    Fourth Quarter               23.940       20.450                   0.15          23.24

*Book value is computed using actual shares outstanding, excluding unallocated Employee Stock Ownership Plan ("ESOP") shares and including undisbursed Management Recognition and Development Plan ("MRDP") shares.

         The payment of dividends on the common stock is subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Bank. Accordingly, there can be no present assurance that any dividends will be paid. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, because the Company has no significant source of income other than dividends from the Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company depends in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company are subject to regulatory restriction under OTS policy as well as to limitation under applicable provisions of Washington law.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECUTITIES

                                                            (c) Total Number      (d) Maximum
                                                               of Shares           Number of
                                                              Purchased as      Shares that May
                                            (b) Average     Part of Publicly        Yet Be
                       (a) Total Number    Price Paid per      Announced           Purchased
                           of Shares           Share             Plans          Under the Plans
                           ---------          -------           -------         ---------------
November 24, 2003            62,982           $ 30.05            62,982                  --
February 2, 2004             60,000             30.85           122,982              86,432
February 9, 2004             25,000             30.50           147,982              61,432
February 18, 2004            20,000             30.85           167,982              41,432

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         The information required by this Item is included in the Company's 2004 Annual Report, and is attached hereto as Exhibit 13.

Item 7.  Financial Statements
-----------------------------

         The information required by this Item is included in the Company's 2004 Annual Report and is attached hereto as Exhibit 13.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.


Item 8A.  Controls and Procedures
---------------------------------

   (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

   (b) Changes in Internal Controls: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information required by this Item with respect to Item 401 of Regulation S-B is incorporated by reference from the sections captioned "Proposal 1 - Election of Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders (the "2004 Proxy Statement"), except for the biographical information regarding executive officers which is set forth below.

         The information required by this Item with respect to Item 405 of Regulation S-B is incorporated by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement.

         The information required by this Item with respect to Item 406 of Regulation S-B is incorporated by reference to the section captioned "Meetings and Committees of the Board of Directors" in the 2004 Proxy Statement.

                   Executive Officers of the Company and Bank

                    Age at
                   March 31,         Position
Name                 2004            Company                            Bank
----                 ----            -------                            ----
Clyde E. Conklin      52         President, Chief Executive         Chief Executive Officer and Director
                                 Officer, and Director
Larry K. Moxley       53         Executive Vice President,          Chief Financial Officer ,
                                 Chief Financial Officer,           Secretary/Treasurer and Director
                                 Corporate Secretary, and
                                 Director
Terence A. Otte       47         --                                 Executive Vice President, Chief Operating
                                                                    Officer
Donn L. Durgan        50         --                                 Executive Vice President, Chief Lending
                                                                    Officer
Richard R. Acuff      43         --                                 Executive Vice President, Management
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

         Terence A. Otte joined the Bank in June 1989 as an Agricultural Loan Officer, and currently serves as Executive Vice President, Chief Operating Officer. From 1991 to 1994, he served as manager of the Bank's Moscow, Idaho branch. In 1994, he became Vice President, Lending and Agricultural Lending Manager and in 1996 became Senior Vice President, Agricultural and Consumer Lending and Compliance Officer.

         Donn L. Durgan, who joined the Bank in February 1996, currently serves as Executive Vice President, Chief Lending Officer. Prior to that time, Mr. Durgan was employed by First Security Bank, now known as Wells Fargo Bank, for 11 years in various positions in commercial and residential real estate lending.

         Richard R. Acuff, who joined the Bank in February 1983, currently serves as Executive Vice President of Management Information Systems. From 1983 to 1992, he served as staff accountant, assistant controller, and asset and liability manager. From 1992 to 2001, he served as Manager, Assistant Vice President, and Vice President of Management Information Systems.

Item 10.  Executive Compensation
--------------------------------

         The information required by this Item is incorporated by reference to the sections captioned "Directors' Compensation" and "Executive Compensation" in the 2004 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         The information required by this Item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement.

         Equity Compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as or March 31, 2004.

                                                 (a)                (b)                      (c)
                                              Number of          Weighted-          Number of securities
                                          securities to be        average         remaining available for
                                             issued upon       exercise price      future issuance under
                                             exercise of       of outstanding       equity compensation
                                             outstanding          options,            plans (excluding
                                          options, warrants     warrants and      securities reflected in
          Plan category                       and rights           rights               column (a))
   ---------------------------------      -----------------    --------------     -----------------------
   Equity compensation plans
    approved by security holders:
         Management Recognition and
              Development Plan (1)                    0            $ 15.81                      0
          1998 Stock Option Plan                128,740            $ 15.81                 51,375
         Oregon Trail 1998 Stock
              Option Plan                       171,866            $ 13.85                      0

   Equity compensation plans not
    approved by security holders:                 N/A                N/A                    N/A
                                                -------            -------                 ------

   Total                                        300,606            $ 14.69                 51,375
                                                =======            =======                 ======

(1) These awards vested ratably over a five year period ending September 2003.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 2004 Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a)      Exhibits

                  3.1      Articles of Incorporation of the Registrant*
                  3.2 (a)  Bylaws of the Registrant*
                  3.2 (b)  Bylaws Amendment adopted by the Board of Directors on
                           May 23, 2002.**
                  10.1     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Clyde E. Conklin***
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Larry K. Moxley***
                  10.3     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Clyde E. Conklin***
                  10.4     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Larry K. Moxley***
                  10.5     Management Recognition and Development Plan****
                  10.6     1998 Stock Option Plan****
                  10.7     Oregon Trail 1998 Stock Option Plan*****
                  13       2004 Annual Report
                  21       Subsidiaries of the Registrant
                  23.1     Consent of Independent Accountants
                  31.1     Certification of Chief Executive Officer of FirstBank
                           NW Corp. Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
                  31.2     Certification of Chief Financial Officer of FirstBank
                           NW Corp. Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
                  32.1     Certification of Chief Executive Officer of FirstBank
                           NW Corp. Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
                  32.2     Certification of Chief Financial Officer of FirstBank
                           NW Corp. Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
----------------------
* Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
** Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.
*** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-23395).
**** Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on September 28, 1998.
***** Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on November 5, 2003.

         (b)      Reports on Form 8-K

                  Form 8-K/A filed on January 16, 2004 (Items 5 and 7), announcing the pro forma financial information on the acquisition between FirstBank and Oregon Trail as if the merger had been consummated on September 30, 2003.

                  Form 8-K filed January 27, 2004 (Items 7 and 12), announcing earnings for the quarter ended December 31, 2003 and attaching related press release.

                  Form 8-K filed March 3, 2003 (Item 7), announcing performance summary at December 31, 2003.

                  Form 8-K filed April 28, 2003 (Items 7 and 12), announcing earnings for the quarter and fiscal year ended March 31, 2004.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Principal Accountant Fees and Services" in the 2004 Proxy Statement.

                                   SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTBANK CORP.


Date:  June 9, 2004                    By: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                            DATE
----------                             -----                            ----

/s/ CLYDE E. CONKLIN             President, Chief                   June 9, 2004
----------------------------     Executive Officer and
Clyde E. Conklin                 Director (Principal
                                 Executive Officer)

/s/ LARRY K. MOXLEY              Executive Vice President,          June 9, 2004
----------------------------     Chief Financial Officer,
Larry K. Moxley                  and Director (Principal
                                 Financial Officer)

/s/ CYNTHIA M. MOORE             Controller                         June 9, 2004
----------------------------     (Principal Accounting Officer)
Cynthia M. Moore

/s/ WILLIAM J. LARSON            Director                           June 9, 2004
----------------------------
William J. Larson

/s/ STEVE R. COX                 Director                           June 9, 2004
----------------------------
Steve R. Cox

/s/ ROBERT S. COLEMAN, SR.       Director                           June 9, 2004
----------------------------
Robert S. Coleman, Sr.

/s/ JAMES N. MARKER              Director                           June 9, 2004
----------------------------
James N. Marker

/s/ W. DEAN JURGENS              Director                           June 9, 2004
----------------------------
W. Dean Jurgens

/s/ JOHN W. GENTRY               Director                           June 9, 2004
----------------------------
John W. Gentry

/s/ RUSSELL H ZENNER             Director                           June 9, 2004
----------------------------
Russell H. Zenner