Form 10-Q
period 2004-06-30
FIRSTBANK NW CORP
filed 2004-08-16
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004


( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _________

                         Commission file number 0-22435


                               FIRSTBANK NW CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Washington                                            84-1389562
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                      1300 16th Avenue. Clarkston, WA 99403
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (509) 295-5100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes (X) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 2,875,260 shares outstanding on August 16, 2004

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


                                                                          Page
                                                                         -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Financial Condition
           June 30, 2004, March 31, 2004, and June 30, 2003                 1
         Consolidated Statements of Income
           For the three months ended June 30, 2004, 2003 and 2002          2
         Consolidated Statements of Cash Flows
           For the three months ended June 30, 2004, 2003 and 2002          3
         Consolidated Statements of Comprehensive Income
           For the three months ended June 30, 2004, 2003 and 2002          4
          Notes to Consolidated Financial Statements                      5 - 12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           13 - 19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.  Controls and Procedures                                           21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 2.  Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities                                  22

Item 3.  Defaults Upon Senior Securities                                   22

Item 4.  Submission of Matters to a Vote of Security Holders               22

Item 5.  Other Information                                                 22

Item 6.  Exhibits and Reports on Form 8-K                                  23

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                       FirstBank NW Corp. and Subsidiaries
                                  Consolidated Statements of Financial Condition

                                                                    June 30,         March 31,        June 30,
                                                                      2004             2004             2003
                                                                  -------------    -------------    -------------
                                                                   (Unaudited)                      (Unaudited)
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                   $  30,316,533    $  22,328,617    $  14,770,597
  Interest bearing deposits                                           6,688,904       16,066,608        3,829,571
  Federal funds sold                                                      1,528            1,524        8,008,514
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      37,006,965       38,396,749       26,608,682

Investment securities:
  Held-to-maturity                                                   31,014,971       19,671,109               --
  Available-for-sale                                                 18,311,039       19,115,839       17,468,677
Mortgage-backed securities:
  Held-to-maturity                                                   22,599,523       22,899,093        1,922,701
  Available-for-sale                                                 48,580,930       54,128,305        6,751,567
Loans receivable, net (Note 4)                                      487,861,149      459,114,307      254,373,502
Loans held for sale                                                   5,284,760        5,253,377       10,589,734
Accrued interest receivable                                           3,656,907        3,348,959        2,178,370
Equity securities, at cost                                           12,627,775       12,505,575        5,805,575
Premises and equipment, net                                          18,166,973       18,274,192        8,296,145
Cash surrender value of bank owned and other insurance policies      22,458,687       22,192,305        7,384,500
Mortgage servicing assets                                               807,520          710,258          871,110
Goodwill and other intangible assets                                 20,801,510       21,049,999               --
Deferred income taxes                                                 1,031,421          222,136               --
Other assets                                                          2,452,356        3,349,848        1,942,654
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 732,662,486    $ 700,232,051    $ 344,193,217
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 487,649,718    $ 491,034,638    $ 229,182,284
  Advances from borrowers for taxes and insurance                       466,116          960,648          596,798
  Advances from FHLB (Note 7)                                       168,196,557      132,055,692       78,236,875
  Income taxes payable                                                       --               --          378,024
  Deferred federal and state income taxes                                    --               --          471,530
  Accrued expenses and other liabilities                              6,678,607        6,848,792        4,318,065
                                                                  -------------    -------------    -------------
Total Liabilities                                                   662,990,998      630,899,770      313,183,576
                                                                  -------------    -------------    -------------

Commitments and contingencies
  Stockholders' Equity (Note 8):
  Preferred stock, $0.01 par value, 500,000 shares authorized;
    0 shares issued and outstanding                                          --               --               --
  Common stock, $0.01 par value,  5,000,000 shares authorized;
    2,965,268, 2,940,047 and 1,382,392 shares issued;
    2,888,206, 2,860,898 and 1,282,023 shares outstanding                29,653           29,400           13,861
  Additional paid-in-capital                                         45,994,817       45,538,508        9,890,861
  Retained earnings, substantially restricted                        24,346,028       23,275,834       20,798,978
  Unearned ESOP shares                                                 (781,460)        (802,360)        (865,060)
  Deferred compensation                                                      --               --          (97,569)
  Accumulated other comprehensive income                                 82,450        1,290,899        1,268,570
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           69,671,488       69,332,281       31,009,641
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 732,662,486    $ 700,232,051    $ 344,193,217
                                                                  =============    =============    =============

                           See accompanying notes to consolidated financial statements

                            FirstBank NW Corp. and Subsidiaries
                             Consolidated Statements of Income

                                                           Three-months ended June 30,
                                                      ------------------------------------
                                                         2004         2003         2002
                                                      ----------   ----------   ----------
                                                      (Unaudited)  (Unaudited)  (Unaudited)

Interest income:
  Loans receivable                                    $7,836,207   $4,507,180   $4,492,766
  Mortgage-backed securities                             807,589      175,998      184,865
  Investment securities                                  447,185      188,057      156,805
  Other interest earning assets                          419,087      226,666      240,388
                                                      ----------   ----------   ----------
Total interest income                                  9,510,068    5,097,901    5,074,824
                                                      ----------   ----------   ----------

Interest expense:
  Deposits                                             1,646,747    1,056,731    1,219,778
  Advances from FHLB and other borrowings              1,335,433      999,759    1,007,358
                                                      ----------   ----------   ----------
Total interest expense                                 2,982,180    2,056,490    2,227,136
                                                      ----------   ----------   ----------

Net interest income                                    6,527,888    3,041,411    2,847,688
Provision for loan losses                                375,780      177,262      209,406
                                                      ----------   ----------   ----------
Net interest income after provision for loan losses    6,152,108    2,864,149    2,638,282
                                                      ----------   ----------   ----------

Non-interest income:
  Gain on sale of loans                                  504,043      779,851      418,895
  Service fees and other charges                       1,180,451      576,824      507,085
  Commissions and other                                   33,439       33,607       48,983
                                                      ----------   ----------   ----------
Total non-interest income                              1,717,933    1,390,282      974,963
                                                      ----------   ----------   ----------

Non-interest expense:
  Compensation and employee related benefits           3,418,089    1,919,643    1,688,649
  Occupancy                                              744,060      350,798      327,069
  Other                                                1,528,367      877,164      757,447
                                                      ----------   ----------   ----------
Total non-interest expense                             5,690,516    3,147,605    2,773,165
                                                      ----------   ----------   ----------

Income before income tax expense                       2,179,525    1,106,826      840,080
Income tax expense                                       627,724      327,596      209,125
                                                      ----------   ----------   ----------
Net income                                            $1,551,801   $  779,230   $  630,955
                                                      ==========   ==========   ==========

Earnings per share (Note 9):
  Net income per share - basic                        $     0.54   $     0.61   $     0.48
  Net income per share - diluted                      $     0.52   $     0.58   $     0.47
  Cash dividends paid per common share                $     0.17   $     0.15   $     0.12
  Weighted average shares outstanding - basic          2,866,090    1,280,984    1,302,529
  Weighted average shares outstanding - diluted        2,996,698    1,351,654    1,357,513

                See accompanying notes to consolidated financial statements

                                           FirstBank NW Corp. and Subsidiaries,
                                          Consolidated Statements of Cash Flows

                                                                                      Three-months ended June 30,
                                                                             --------------------------------------------
                                                                                 2004           2003             2002
                                                                             ------------    ------------    ------------
                                                                             (Unaudited)     (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net income                                                                 $  1,551,801    $    779,230    $    630,955

  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation                                                                    376,362         164,947         161,519
  Amortization (accretion) of securities and intangibles, net                    (163,222)        (33,639)         (2,395)
  Provision for loan losses                                                       375,780         177,262         209,406
  Gain on sale of loans held for sale                                            (504,043)       (779,851)       (418,895)
  Proceeds from sale of loans held for sale                                    42,197,636      56,284,309      24,441,508
  Originations of loans held for sale                                         (41,858,551)    (60,880,115)    (22,496,326)
  Impairment of mortgage servicing rights                                         133,575              --              --
  FHLB stock dividends                                                           (122,200)        (74,900)        (80,400)
  ESOP compensation expense                                                        59,356          45,618          38,270
  Other (gains) losses, net                                                        21,309              --         (20,975)
  Deferred compensation expense                                                        --          59,091          59,090
  Deferred income taxes                                                           (45,699)       (132,987)       (133,208)
Changes in assets and liabilities:
  Accrued interest receivable and other assets                                   (330,172)     (1,116,647)       (564,527)
  Accrued expenses and other liabilities                                         (170,185)       (214,522)       (643,472)
  Income taxes receivable                                                         818,385         460,583         340,776
                                                                             ------------    ------------    ------------
Net cash provided by (used in) operating activities                             2,340,132      (5,261,621)      1,521,326
                                                                             ------------    ------------    ------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity        281,961          44,764          40,811
  Proceeds from maturities of mortgage-backed securities;
    available-for-sale                                                          7,314,335         824,675         442,642
  Proceeds from maturities of investment securities: available-for-sale            55,653              --              --
  Purchase of mortgage-backed securities; available-for-sale                   (3,028,594)             --              --
  Purchase of investment securities; available-for-sale                           (28,358)       (127,104)             --
  Purchase of investment securities; held-to-maturity                         (11,364,007)             --              --
  Other net change in loans receivable                                        (29,141,670)     (2,746,144)     (7,754,365)
  Purchases of premises and equipment                                            (357,642)     (1,251,052)             --
  Proceeds from sale of premises and equipment                                     89,439              --              --
  Purchase of bank owned and other insurance policies                                  --              --        (162,725)
  Net increase in cash surrender value of life insurance policies                (266,382)       (112,011)       (121,776)
  Proceeds from sale of real estate owned                                          46,400              --         315,691
                                                                             ------------    ------------    ------------
Net cash used in investing activities                                         (36,398,865)     (3,366,872)     (7,239,722)
                                                                             ------------    ------------    ------------

Cash flows from financing activities:
  Cash paid for dividends                                                        (485,232)       (193,921)       (159,983)
  Net change in deposits                                                       (3,121,755)     14,842,287      (4,634,673)
  Advances (repayments) from borrowers for taxes and insurance                   (494,532)       (594,747)       (648,176)
  Advances from FHLB and other borrowings                                      82,234,000      31,147,000      14,572,353
  Payments on advances from FHLB and other borrowings                         (45,874,054)    (34,726,353)    (10,776,407)
  Proceeds from stock options                                                     410,522          22,134              --
  Purchase of stock                                                                    --              --        (301,820)
                                                                             ------------    ------------    ------------
Net cash provided by (used in) financing activities                            32,668,949      10,496,400      (1,948,706)
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                           (1,389,784)      1,867,907      (7,667,102)
Cash and cash equivalents, beginning of period                                 38,396,749      24,740,775      24,011,902
                                                                             ------------    ------------    ------------
Cash and cash equivalents, end of period                                     $ 37,006,965    $ 26,608,682    $ 16,344,800
                                                                             ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                 $  3,303,582    $  1,973,284    $  2,482,620
    Income taxes                                                                       --    $         --    $         --
  Noncash investing and financing activities:
    Unrealized gains (losses) on securities; available-for-sale,
      net of tax                                                             $ (1,185,263)   $    255,385    $    502,653
    Unrealized gain on cash flow hedge derivative, net of tax                $    (23,174)   $    (21,998)   $     42,900
    Loans receivable charged to the allowance for loan losses                $         --    $      7,105    $     89,956
    Transfer from loans converted to real estate acquired through
      foreclosure                                                            $     22,000    $         --    $         --

                               See accompanying notes to consolidated financial statements

                                 FirstBank NW Corp. and Subsidiaries
                           Consolidated Statements of Comprehensive Income


                                                                  Three-months ended June 30,
                                                          -------------------------------------------
                                                             2004             2003            2002
                                                          -----------     -----------     -----------
                                                          (Unaudited)     (Unaudited)     (Unaudited)

Net income                                                $ 1,551,801     $   779,230     $   630,955
                                                          -----------     -----------     -----------

Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on securities;
    available-for-sale, net of tax benefit (expense)
    of $748,607, ($165,208), and ($325,168)                (1,185,263)        255,385         502,653
  Change in unrealized  derivative  gains on cash
    flow hedge, net of tax benefit (expense) of
    $14,991, $14,231 and ($27,752)                            (23,174)        (21,998)         42,900
                                                          -----------     -----------     -----------
  Net other comprehensive income (loss)                    (1,208,437)        233,387         545,553
                                                          -----------     -----------     -----------
Comprehensive income                                      $   343,364     $ 1,012,617     $ 1,176,508
                                                          ===========     ===========     ===========

                     See accompanying notes to consolidated financial statements

                                                                                                    4

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-KSB of FirstBank NW Corp. (the "Company") for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005.

The Company's unaudited consolidated financial statements include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank") and the Bank's wholly-owned subsidiaries, TriStar Financial Corporation and Pioneer Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BUSINESS COMBINATION

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. ("Oregon Trail") and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank ("Pioneer Bank"), for approximately $36.5 million in cash and 1,480,064 shares of the Company's common stock in exchange for the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. Common stock increased $14,800 and additional paid in capital increased $33,212,637 as a result of the issuance of common stock for the acquisition. Additional paid in capital increased by $4,563,100 as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition.

It has been the Company's strategic objective to utilize capital to support growth and growth through merger and acquisition was also a longer-term strategy. Oregon Trail complements the Company's operations and business strategies. Oregon Trail was a potential acquisition candidate because of its market area that is geographically contiguous to the Company's existing market areas with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which is shared by the Company. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the Board of Directors and management of the Company believed that a combination of the two companies would enhance the existing Company's competitiveness, and would have a minimal impact on the staff of Oregon Trail. The acquisition doubled the Company's asset size and shares of common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary. Operations have been combined since November 1, 2003.

(3)  SUPPLEMENTAL PRO FORMA INFORMATION

The following table sets forth the supplemental pro forma unaudited pro forma condensed combined statement of income for the three months ended June 30, 2004 and 2003, reflecting the acquisition of Oregon Trail by the Company as if it had occurred at the beginning of the periods presented.

                                   FirstBank NW Corp.
                              Oregon Trail Financial Corp.
              Unaudited Pro Forma Condensed Combined Statements of Income
                           (In thousands, except share data)

                                                            Three Months Ended June 30,
                                                            ---------------------------
                                                               2004            2003
                                                            -----------     -----------
                                                            (Unaudited)     (Unaudited)

Total interest income                                       $     9,510     $    10,664
Total interest expense                                            2,982           3,687
                                                            -----------     -----------
Net interest income                                               6,528           6,977
Provision for loan losses                                           376             243
                                                            -----------     -----------
Net interest income after provision for loan losses               6,152           6,734
Total non-interest income                                         1,718           2,354
Total non-interest expense                                       (5,690)         (5,856)
                                                            -----------     -----------
Income before income tax expense                                  2,180           3,232
Income tax expense                                                 (628)           (985)
                                                            -----------     -----------
Net income                                                        1,552           2,247
                                                            ===========     ===========

Pro Forma earnings per share:
  Pro Forma net income per share - basic                    $      0.54     $      0.81
  Pro Forma net income per share - diluted                  $      0.52     $      0.78
  Pro Forma weighted average shares outstanding - basic       2,866,090       2,761,048
  Pro Forma weighted average shares outstanding - diluted     2,996,698       2,885,249

(4)  LOANS RECEIVABLE

Loans receivable at June 30, 2004, March 31, 2004, and June 30, 2003 consisted of the following:

                                       June 30,       March 31,       June 30,
                                         2004           2004           2003
                                     ------------   ------------   ------------
                                     (Unaudited)                    (Unaudited)
Real estate loans:
  Residential                        $117,582,382   $113,381,056   $ 48,195,352
  Commercial                          126,590,446    122,132,293     70,200,038
  Agricultural                         19,647,548     18,566,973     15,691,566
  Construction                         76,003,729     68,235,995     50,970,059

Other loans:
  Commercial (non-real estate)         81,550,884     75,877,668     54,620,476
  Other consumer                       42,692,889     43,424,825      7,348,827
  Home equity                          31,430,356     24,529,836     16,556,815
  Agricultural operating               29,078,823     24,876,236     15,771,509
                                     ------------   ------------   ------------
Total loans receivable                524,577,057    491,024,882    279,354,642

Less:
  Loans in process                     28,555,833     24,065,036     20,140,502
  Unearned loan fees and discounts      1,738,753      1,531,794      1,251,745
  Allowance for loan losses             6,421,322      6,313,745      3,588,893
                                     ------------   ------------   ------------
Loans receivable, net                $487,861,149   $459,114,307   $254,373,502
                                     ============   ============   ============

Loans held for sale                  $  5,284,760   $  5,253,377   $ 10,589,734
                                     ============   ============   ============

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                        June 30, 2004            March 31, 2004                  June 30, 2003
                                    --------------------    ------------------------       -----------------------
                                         (Unaudited)                                              (Unaudited)
                                                 As a                       As a                          As a
                                              Percentage                  Percentage                    Percentage
                                               of Total                    of Total                      of Total
(Dollars in Thousands)              Amount       Loans      Amount          Loans          Amount         Loans
                                    -------   ----------    --------      ----------       -------      ----------

Residential                         $   283       22.41%    $   282           23.09%       $   241          17.25%
Construction                            982       14.49         927           13.90            722          18.25
Agricultural                            802        9.29         738            8.85            434          11.26
Commercial                            3,617       39.68       3,630           40.32          2,110          44.68
Consumer and other loans                737       14.13         737           13.84             82           8.56
                                    -------      ------     -------          ------        -------         ------
Total allowance for loan losses     $ 6,421      100.00%    $ 6,314          100.00%       $ 3,589         100.00%
                                    =======      ======     =======          ======        =======         ======


The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                         Three Months       Fiscal Year        Three Months
                                                            Ended             Ended               Ended
                                                           June 30,          March 31,           June 30,
                                                            2004               2004                2003
                                                         ------------       -----------        ------------
                                                         (Unaudited)                            (Unaudited)

Balance at beginning of period                           $ 6,313,745        $ 3,414,262         $ 3,414,262
                                                         -----------        -----------         -----------

Addition through acquisition of Oregon Trail                      --          2,863,371                  --
Provision for loan losses                                    375,780            395,144             177,262

Charge-offs:
  Residential real estate                                      3,314             12,286                  --
  Commercial non-real estate                                 205,969            243,908                  --
  Consumer and other loans                                    84,811            223,156               7,105
                                                         -----------        -----------         -----------
Total charge-offs                                            294,094            479,350               7,105

Recoveries                                                    25,891            120,318               4,474
                                                         -----------        -----------         -----------

Net charge-offs                                              268,203            359,032               2,631
                                                         -----------        -----------         -----------

Balance at end of year                                   $ 6,421,322        $ 6,313,745         $ 3,588,893
                                                         ===========        ===========         ===========

Net charge-offs to average outstanding loans                    0.06%              0.10%               0.00%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due.

                                                 June 30,     March 31,       June 30,
                                                   2004         2004           2003
                                                ----------    ----------    ----------
                                                (Unaudited)                 (Unaudited)

Loans accounted for on a nonaccrual basis:
Real estate loans:
  Residential                                   $  593,892    $  700,792    $  373,036
  Construction                                          --       363,980        17,250
  Agricultural                                          --        77,726            --
  Commercial                                            --            --       674,009
Commercial non-real estate                         450,868     1,661,136       510,688
Consumer and other loans                           114,049        96,325       149,622
Agricultural operating                                  --            --            --
                                                ----------    ----------    ----------
Total                                            1,158,809     2,899,959     1,724,605

Accruing loans which are contractually
  past due 90 days or more                              --            --            --
                                                ----------    ----------    ----------

Total of nonaccrual and 90 days past
  due loans                                      1,158,809     2,899,959     1,724,605
Real estate owned                                  553,059       604,437       119,755
                                                ----------    ----------    ----------
Total nonperforming loans                        1,711,868     3,504,396     1,844,360

Restructured loans                                 827,444       152,234       358,469
                                                ----------    ----------    ----------
Total nonperforming assets                      $2,539,312    $3,656,630    $2,202,829
                                                ==========    ==========    ==========

Nonaccrual and 90 days or more past due
  loans as a percent of loans receivable, net         0.24%         0.63%         0.68%
Nonaccrual and 90 days or more past
  due loans as a percent of total assets              0.16%         0.41%         0.50%
Nonperforming assets as a percent of
  total assets                                        0.35%         0.50%         0.64%
Total nonperforming assets to total loans             0.48%         0.74%         0.79%

(5)  MORTGAGE SERVICING RIGHTS

At June 30, 2004, mortgage servicing rights were $808,000, net of an allowance for impairment on mortgage servicing rights of $293,000. At March 31, 2004, mortgage servicing rights were $710,000, net of an allowance for impairment on mortgage servicing rights of $427,000. At June 30, 2003, mortgage servicing rights were $871,000, which is net of an allowance for impairment on mortgage servicing rights of $306,000. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the quarters and year ended:

                                           June 30,     March 31,     June 30,
                                            2004          2004          2003
                                          ---------     ---------     ---------
                                         (Unaudited)                 (Unaudited)

Beginning Balance                         $ 710,258     $ 825,814     $ 825,814
  Additions                                  13,981       199,301        91,801
  Amortization                              (50,294)     (194,234)      (46,505)
  Impairment recovered (recognized)         133,575      (120,623)           --
                                          ---------     ---------     ---------
Ending Balance                            $ 807,520     $ 710,258     $ 871,110
                                          =========     =========     =========

(6)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2004 was $20.8 million. No impairment loss on goodwill was recorded for the three months ended June 30, 2004, because there were no impairment indicators during the period.

Core deposit intangible at June 30, 2004 was $3.4 million, net of accumulated amortization of $470,224. Amortization expense for the net carrying amount of the core deposit intangible at June 30, 2004 is estimated to be as follows:

    (Dollars in Thousands)

    For the three months ended June 30, 2004                          $  176
    For the year ended March 31,
       2005                                                              529
       2006                                                              715
       2007                                                              715
       2008                                                              715
       2009                                                              782
                                                                     -------
    Estimated total core deposit intangible amortization expense     $ 3,406
                                                                     =======

(7)  ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank utilizes advances from the Federal Home Loan Bank ("FHLB-Seattle") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB-Seattle up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. Advances from the FHLB-Seattle at June 30, 2004 and June 30, 2003 were $168,196,557 and $78,236,875 respectively.

Scheduled maturities of advances from the FHLB-Seattle were as follows:

                                                                            Five Years to
                                                         One Year to Less   Less than Ten      Greater than
At June 30, 2004:                   Less than One Year   than Five Years        Years           Ten Years
                                    ------------------   ----------------   --------------     ------------
Maturities of advances                 $ 72,119,765       $ 46,357,286       $ 42,841,400       $  6,878,106
Range of interest rates                1.17% - 5.64%      3.05% - 7.03%      3.33% - 7.12%      6.66% - 7.10%
Weighted average interest rate              2.48%              5.58%              5.10%              7.03%
Percentage of total advances               42.88%             27.56%             25.47%              4.09%

                                                                            Five Years to
                                                         One Year to Less   Less than Ten      Greater than
At March 31, 2004:                  Less than One Year   than Five Years        Years           Ten Years
                                    ------------------   ----------------   --------------     ------------
Maturities of advances                 $ 36,640,894       $ 45,537,886       $ 42,939,774       $  6,937,138
Range of interest rates                1.17% - 5.51%      4.42% - 7.03%      3.33% - 7.12%      6.66% - 7.10%
Weighted average interest rate              2.89%              5.81%              5.10%              7.03%
Percentage of total advances               27.75%             34.48%             32.52%              5.25%

                                                                            Five Years to
                                                         One Year to Less   Less than Ten      Greater than
At June 30, 2003:                   Less than One Year   than Five Years        Years           Ten Years
                                    ------------------   ----------------   --------------     ------------
Maturities of advances                 $ 12,476,300       $ 42,393,604       $ 22,158,503      $  1,208,468
Range of interest rates                4.60% - 6.62%      4.40% - 5.90%      3.33% - 6.21%          6.66%
Weighted average interest rate             5.31%               5.30%              4.27%             6.66%
Percentage of total advances              15.95%              54.19%             28.32%             1.54%

As of June 30, 2004, there were $45.8 million of advances from the FHLB-Seattle that were callable, of which $40.0 million of five to less than ten year advances were callable within one year, $750,000 of one to less than five year advances were callable within one to less than five years and $5.0 million of five to less than ten year advances were callable within one to less than five years. As of June 30, 2003, there were $30.8 million of advances from the FHLB-Seattle that were callable, of which $10.8 million of five to less than ten year advances were callable within one year and $20.0 million of five to less than ten year advances were callable within one to less than five years.

(8)  DIVIDENDS

On April 21, 2004, the Board of Directors declared a cash dividend of $0.17 per common share to stockholders of record as of May 20, 2004. This dividend was paid on June 3, 2004. On July 22, 2004, the Board of Directors declared a cash dividend of $0.17 per common share to stockholders of record as of August 11, 2004. The dividend will be paid on August 25, 2004.

(9)  EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                    For the Three Months Ended June 30, 2004
                    ----------------------------------------

                                                       Weighted-       Per-Share
                                       Net Income    Average Shares     Amount
                                       -----------   --------------    ---------

Basic EPS:
Income available to common
  Stockholders                         $ 1,551,801        2,866,090       $ 0.54
                                                                          ======
Effect of dilutive securities:
  Stock options                                 --          130,608
                                       -----------        ---------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                        $ 1,551,801        2,996,698       $ 0.52
                                       ===========        =========       ======

                    For the Three Months Ended June 30, 2003
                    ----------------------------------------

                                                       Weighted-       Per-Share
                                       Net Income    Average Shares     Amount
                                       -----------   --------------    ---------

Basic EPS:
Income available to common
  Stockholders                         $   779,230        1,280,984       $ 0.61
                                                                          ======
Effect of dilutive securities:
  Stock options                                 --           70,670
                                       -----------        ---------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                        $   779,230        1,351,654       $ 0.58
                                       ===========        =========       ======

Outstanding options to purchase 271,187 shares and 145,600 shares of the Company's common stock were included in the computation of diluted EPS as of June 30, 2004 and as of June 30, 2003, respectively.

The following table illustrates the effect on net income if the Bank had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                          Three Months Ended
                                                               June 30,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Net income as previously reported                    $ 1,551,801    $   779,230
Pro forma adjustment for effect of fair value
  accounting for stock options                              (152)        (1,278)
                                                     -----------    -----------
    Pro forma net income                             $ 1,551,649    $   777,952
                                                     ===========    ===========

Pro forma basic earnings per share                   $      0.54    $      0.61
                                                     ===========    ===========
Pro forma diluted earnings per share                 $      0.52    $      0.58
                                                     ===========    ===========

(10) EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective March 31, 2005, and does not expect the initial implementation to have a significant effect on its consolidated financial position or consolidated results of operations.

(11) DERIVATIVE FINANCIAL INSTRUMENT DESIGNATED AS HEDGES

As part of the Company's asset/liability management, it uses a swap agreement to hedge interest rate risk. The derivative used as part of the asset/liability management process is linked to specific assets and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. These derivatives are designated and qualify as fair value and cash flow hedges of certain assets and liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. The Statement requires the recognition of all financial derivatives as assets or liabilities in the Company's statement of financial condition at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

The Company had a swap agreement to exchange monthly payments on a notional amount of $10 million that terminated May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to the prime rate for a 6.32% fixed rate payment. Amounts paid or received on the interest rate swap were included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $38,137 that were included in earnings during the three months ended June 30, 2004. During the quarter ending June 30, 2004, the Company recorded a debit of $23,174, net of $14,991 tax, to other comprehensive income arising from the change in value of cash flow hedges.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, including operating efficiencies, perceived opportunities in the market, potential future credit experience and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, and achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the real estate market in Washington, Idaho and Oregon, the demand for mortgage loans, the Company's ability to successfully integrate the business of Oregon Trail, the realization of expected cost savings or accretion to earnings because of the acquisition of Oregon Trail, competitive conditions between banks and non-bank financial service providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

GENERAL

On July 1, 1997, FirstBank Northwest converted from mutual to stock form and became a wholly owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock at $10.00 per share in conjunction with a subscription offering to the Bank's Employee Stock Ownership Plan ("ESOP") and eligible account holders. The net proceeds were approximately $18.9 million. The Company used approximately $9.5 million of the net proceeds to purchase all the capital stock of the Bank. In addition, the Company loaned approximately $1.6 million to the ESOP for the purchase of shares in the offering.

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment. Therefore, the discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. In January 1998, the Bank changed its charter to a Washington state savings bank. At June 30, 2004 the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon.

In October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. and its wholly-owned subsidiary, Pioneer Bank, for approximately $36.5 million in cash and 1,480,064 shares of the Company's common stock. The acquisition doubled the Company's asset size and shares of common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

In April 2002, the Bank opened a loan production office in Boise, Idaho for mortgage real estate lending. In August 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. In May 2003, the Bank completed remodeling and expanding its Orchards Branch in Lewiston, Idaho. In July 2003, the Bank completed the construction of the Clarkston, Washington building. In November 2003, the Bank opened a commercial loan center in the current mortgage real estate loan center in Boise, Idaho. In January 2004, the Bank opened a residential loan center in the current commercial loan center in Spokane, Washington. In February 2004, the Bank completed construction and opened a new branch in Hayden, Idaho. In April 2004, the Bank opened a retail deposit facility in Boise, Idaho.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies are, by their nature, inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our mortgage servicing rights, the methodology for the determination of our allowance for loan losses, and the valuation of real estate held for sale. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND MARCH 31, 2004

Assets. Total assets increased by 4.6% to $732.7 million at June 30, 2004 from $700.2 million at March 31, 2004. This increase is mainly due to loan growth and purchases of securities.

Cash and cash equivalents decreased to $37.0 million at June 30, 2004 from $38.4 million at March 31, 2004 as a result of an increase in non-interest bearing deposits of $8.0 million, offset by a decrease in interest bearing deposits of $9.4 million. Held-to-maturity investment securities increased to $31.0 million at June 30, 2004 from $19.7 million at March 31, 2004 due to purchases this quarter. Available-for-sale investment securities decreased $805,000. Available-for-sale mortgage-backed securities decreased $5.5 million due to principal pay downs. Net loans receivable, including loans held for sale, increased to $493.1 million at June 30, 2004 from $464.4 million at March 31, 2004. This change in net loans receivable resulted from increases in commercial loans of $10.1 million, agricultural loans of $5.3 million, construction loans of $7.8 million, residential loans of $4.2 million and consumer loans of $6.2 million. Loans held for sale remained at $5.3 million at June 30, 2004. Accrued interest receivable increased to $3.7 million at June 30, 2004 from $3.3 million at March 31, 2004.

Cash surrender value of bank owned and other insurance policies increased to $22.5 million at June 30, 2004 from $22.2 million at March 31, 2004. Net premises and equipment decreased to $18.2 million at June 30, 2004 from $18.3 million at March 31, 2004 mainly due to depreciation. Mortgage servicing assets increased to $808,000 at June 30, 2004 from $710,000 at March 31, 2004 primarily due to an impairment allowance recovery of $134,000. Goodwill and other intangible assets decreased to $20.8 million at June 30, 2004 from $21.0 million at March 31, 2004. Deferred income taxes increased to $1.0 million at June 30, 2004 from $200,000 at March 31, 2004 due to the change in the mark to market value on available for sale securities. Other assets decreased to $2.5 million at June 30, 2004 from $3.3 million at March 31, 2004 due to decreases in prepaid service fees on the Bank's core processing operations and software, merger costs, and prepaid insurance.

Liabilities. Deposits decreased to $487.6 million at June 30, 2004 from $491.0 million at March 31, 2004 as a result of and increases in savings deposits of $1.2 million, money market accounts of $1.0 million, and interest checking accounts of $1.7 million, and decreases in certificates of deposit ("CDs") of $3.0 million, and non-interest checking accounts of $4.3 million. Advances from borrowers for taxes and insurance decreased to $466,000 at June 30, 2004 from $961,000 at March 31, 2004 due to the timing of payments due on taxes and insurance. FHLB advances increased to $168.2 million at June 30, 2004 from $132.1 million at March 31, 2004 to fund loan growth. Accrued expenses and other liabilities decreased to $6.7 million at June 30, 2004 from $6.8 million at March 31, 2004.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND JUNE 30, 2003

Assets. Assets increased to $732.7 million at June 30, 2004 from $344.2 million at June 30, 2003. On October 31, 2003, assets increased by $371.1 million in connection with the acquisition of Oregon Trail. This increase is mainly due to the purchase of Oregon Trail, related goodwill, loan growth, and purchases of securities. The Company also used $36.5 million in cash to purchase shares of Oregon Trial common stock.

Cash and cash equivalents increased to $37.0 million at June 30, 2004 from $26.6 million at June 30, 2003 as a result of a $62.9 million increase attributable to Oregon Trail at acquisition, an increase in non-interest bearing deposits of $13.6 million, and decreases in federal funds sold of $8.0 million and interest bearing deposits of $58.1 million. Investment securities increased $31.9 million, which is due to a $14.0 million increase attributable to the acquisition of Oregon Trail, purchases of $21.8 million, sales of $3.0 million and a $900,000 net decrease in amortization and market value. Mortgage-backed securities increased $62.5 million due to a $58.7 million increase attributable to the acquisition of Oregon Trail, purchases of $43.2 million, sales of $21.7 million, payments from maturities of $16.6 million and a $1.1 million net decrease in amortization and market value changes. Net loans receivable, including loans held for sale, increased to $493.1 million at June 30, 2004 from $265.0 million at June 30, 2003. This change resulted from the purchase of $56.8 million in commercial loans, $22.4 million in agriculture loans, $200,000 in construction loans, $49.1 million in consumer loans, and $68.0 million in residential loans in connection with the acquisition of Oregon Trail, as well as increases in commercial loans of $24.8 million, construction loans of $13.8 million, consumer loans of $0.9 million, and decreases in residential loans of $2.3 million and agricultural loans of $5.6 million. Loans held for sale decreased to $5.3 million at June 30, 2004 from $10.6 million at June 30, 2003 due to the timing of loans sold at June 30, 2003. The mix of loans has changed reflecting the Company's community banking strategy. The acquisition of Oregon Trail resulted in increases in consumer and residential loans, however, the focus has been on commercial and construction lending. Accrued interest receivable increased to $3.7 million at June 30, 2004 from $2.2 million at June 30, 2003 due to a $1.6 million increase attributable to the acquisition of Oregon Trail.

Equity securities, including FHLB stock, increased to $12.6 million at June 30, 2004 from $5.8 million at June 30, 2003 due to a $6.4 million increase attributable to the acquisition of Oregon Trail. Net premises and equipment increased to $18.2 million at June 30, 2004 from $8.3 million at June 30, 2003 due to a $8.4 million increase attributable to the acquisition of Oregon Trail, $767,000 attributable to construction of the Clarkston, Washington building, $700,000 attributable to construction of the Hayden, Idaho branch, $82,000 of the Boise, Idaho retail branch office, $1.1 million in other fixed asset purchases and $1.2 million in depreciation. Cash surrender value of bank owned and other insurance policies increased to $22.5 million at June 30, 2004 from $7.4 million at June 30, 2003 mainly due to a $14.3 million increase attributable to the acquisition of Oregon Trail. Mortgage servicing assets include an impairment of $293,000 and $306,000 for the periods ending June 30, 2004 and 2003, respectively. Goodwill and other intangible assets increased to $20.8 million at June 30, 2004 due to the acquisition of Oregon Trial. Other assets increased to $2.5 million at June 30, 2004 from $1.9 million at June 30, 2003.

Liabilities. Deposits increased to $487.6 million at June 30, 2004 from $229.2 million at June 30, 2003 as a result of a $258.5 million increase attributable to the acquisition of Oregon Trail, as well as a change in the mix of deposits, with increases of $6.8 million in savings deposits, $3.8 million in money market accounts, $11.9 million in interest bearing checking accounts, and decreases of $1.0 million in brokered CDs, $10.0 million in non-interest checking accounts and $11.6 million in CDs. FHLB advances increased to $168.2 million at June 30, 2004 from $78.2 million at June 30, 2003 due to a $51.0 million increase attributable to the acquisition of Oregon Trail and $39.0 million to fund loan growth. Accrued expenses and other liabilities increased to $6.7 million at June 30, 2004 from $4.3 million at June 30, 2003 due to the addition of the deferred change in control liability payments of $984,000, a decrease of $1.8 million in the balance of sold loan principal accounts, and various other liabilities relating to additional employees including accrued vacation, employee insurance withholdings, deferred compensation and accrued pension.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2004 AND
2003

General. Net income increased to $1.6 million for the three months ended June 30, 2004 from $631,000 for the three months ended June 30, 2003, mainly due to the acquisition of Oregon Trail, the purchase of securities, increase in loan balance and increase in deposit balance.

Interest income. Net interest income increased to $6.5 million for the three months ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003 Total interest income increased to $9.5 million for the three months ended June 30, 2004 from $5.1 million for the three months ended June 30, 2003. The yield on interest earning assets decreased to 6.19% for the three months ended June 30, 2004 from 6.77% for the three months ended June 30, 2003, which offsets the return on the $325.1 million increase in average interest earning assets. Interest income on loans receivable increased to $7.8 million for the three months ended June 30, 2004 from $4.5 million for the three months ended June 30, 2003. The average balance of loans receivable, including loans held for sale, was $480.1 million in the first quarter of 2004 compared to $261.2 million in the first quarter of 2003. The yield on loans receivable, including loans held for sale, decreased to 6.55% for the three months ended June 30, 2004 from 6.90% for the three months ended June 30, 2003. Interest income from mortgage-backed securities increased to $808,000 for the three months ended June 30, 2004 from $176,000 for the three months ended June 30, 2003. The increase is due to interest income from mortgage-backed securities attributable to Oregon Trail and additional income on the purchases of mortgage-backed securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden and Boise, Idaho. Interest income from investment securities increased to $447,000 for the three months ended June 30, 2004 from $188,000 for the three months ended June 30, 2003. Total interest income from investment securities attributable to the purchase of Oregon Trail was $251,000.

Interest expense. Interest expense increased to $3.0 million for the three months ended June 30, 2004 from $2.1 million for the same period in 2003. The average deposit balance for the three months ended June 30, 2004 was $414.4 million, whereas the average deposit balance as of June 30, 2003 was $187.3 million. The weighted average rate on deposits decreased to 1.59% for the three months ended June 30, 2004 from 2.26% for the three months ended June 30, 2003. The average FHLB advances balance for the three months ended June 30, 2004 was $137.9 million, whereas the average FHLB advances balance as of June 30, 2003 was $80.4 million. The weighted average rate on FHLB advances for the three months ended June 30, 2004 was 3.87%, whereas the weighted average rate on FHLB advances for the three months ended June 30, 2003 was 4.97%.

Provision for loan losses. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans on a monthly basis and by the Board of Directors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Bank's provision for loan losses increased to $376,000 for the three months ended June 30, 2004 from $177,000 for the three months ended June 30, 2003.

Non-interest income. Non-interest income increased to $1.7 million for the three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003. Gain on sale of loans decreased to $504,000 for the three months ended June 30, 2004 from $780,000 for the three months ended June 30, 2003. Service fees and charges increased to $1.2 million for the three months ended June 30, 2004 from $577,000 for the three months ended June 30, 2003. Commissions and other income decreased to $33,000 for the three months ended June 30, 2004 from $34,000 for the three months ended June 30, 2003.

Non-interest expense. Non-interest expense increased to $5.7 million for the three months ended June 30, 2004 from $3.1 million for the three months ended June 30, 2003. Compensation and employee related benefits expense increased to $3.4 million for the three months ended June 30, 2004 from $1.9 million for the three months ended June 30, 2003. Occupancy expense increased to $744,000 for the three months ended June 30, 2004 from $351,000 for the three months ended June 30, 2003. The primary reason for the $393,000 increase in occupancy expense is due to $316,000 from the purchase of Oregon Trail and an increase in additional depreciation from the remodel and expansion of the Orchards branch in Lewiston, Idaho, construction of the Clarkston, Washington building, and new branches in Hayden and Boise, Idaho. Other non-interest expense increased to $1.5 million for the three months ended June 30, 2004 from $877,000 for the three months ended June 30, 2003. This $651,000 increase in other non-interest expense is due to $411,000 from the purchase of Oregon Trail and increases in data processing, postage, insurance, consulting and merchant bank card expenses.

Income tax expense. Income taxes expense increased to $628,000 for the three months ended June 30, 2004 from $328,000 for the same time period in 2003. The effective tax rates for the quarters ended June 30, 2004 and 2003 were 28.80% and 29.60% respectively.

Asset Classification

The State of Washington has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, State of Washington examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and are monitored by the Company.

At June 30, 2004, classified assets of the Company totaled $4.0 million. Assets classified as loss totaled $2,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts. Assets classified as doubtful totaled $12,000 and consisted of one residential loan. Assets classified as substandard totaled $4.0 million, which consisted of $2.4 million of commercial loans, $182,000 of consumer loans, $910,000 of residential loans, and $553,000 of real estate owned. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                   At June 30,
                                          ----------------------------
                                           2004                  2003
                                          -------              -------
                                                 (In Thousands)

       Loss                               $     2              $    14
       Doubtful                                12                   18
       Substandard                          4,021                3,155
                                          -------              -------
       Total classified assets            $ 4,035              $ 3,187
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

                                        Three Months Ending                        Year Ending
                                           June 30, 2004                         March 31, 2004
                                -----------------------------------    -----------------------------------
                                             Interest       Average                 Interest       Average
                                 Average        and          Yield/     Average       and          Yield/
                                 Balance     Dividends        Cost      Balance    Dividends        Cost
                                ---------    ---------      -------    ---------   ---------       -------
                                                           (Dollars in Thousands)

Interest-earning assets (1):
Loans receivable:
Mortgage loans receivable       $ 116,905    $   1,908        6.53%    $  74,416   $   5,065         6.81%
Commercial loans receivable       200,685        2,989        6.03       150,557       9,274         6.20
Construction loans receivable      47,824          941        7.87        36,356       2,832         7.79
Consumer loans receivable          71,651        1,223        6.83        43,063       3,263         7.58
Agricultural loans receivable      45,391          693        6.11        37,547       2,334         6.22
Unearned loan fees and
  discounts and allowance
  for loan losses                  (8,122)          --          --        (6,350)         --           --
                                ---------    ---------      -------    ---------   ---------       -------
Loans receivable, net             474,334        7,754        6.57       335,589      22,768         6.80
Loans held for sale                 5,782           82        5.67         7,584         399         5.26
Mortgage-backed securities         74,874          827        4.42        35,869       1,850         5.16
Investment securities              39,191          431        6.13        24,840       1,161         6.51
Other earning assets               39,847          416        5.22        36,000       1,237         4.20
                                ---------    ---------                 ---------   ---------
Total interest-earning assets     634,028        9,510        6.20       439,882      27,415         6.41
                                             ---------                             ---------

Non-interest-earning assets        70,733                                 44,684
                                ---------                              ---------
Total assets                    $ 704,761                              $ 484,566
                                =========                              =========

Interest-earning liabilities:
Passbook, NOW and money
   market accounts              $ 217,194    $     348        0.64     $ 137,025   $     892         0.65
Certificates of deposit           197,252        1,299        2.63       149,626       4,410         2.95
                                ---------    ---------                 ---------   ---------
Total deposits                    414,446        1,647        1.59       286,651       5,302         1.85

Advances from FHLB & other        137,932        1,335        3.87       101,106       4,632         4.58
                                ---------    ---------                 ---------   ---------
Total interest-bearing
  liabilities                     552,378        2,982        2.16       387,757       9,934         2.56
                                             ---------                             ---------
Total non-interest-bearing
  deposits                         75,321                                 43,107                     0.00

Non-interest-bearing
  liabilities                       7,450                                  6,638                     2.31
                                ---------                              ---------
Total liabilities                 635,149                                437,502
Total stockholders' equity         69,612                                 47,064
                                ---------                              ---------
Total liabilities and
  total stockholders' equity    $ 704,761                              $ 484,566
                                =========                              =========

Net interest income                          $   6,528                             $  17,481
                                             =========                             =========

Interest rate spread                                          4.29%                                  4.10%
                                                           =======                              =========

Net interest margin                               4.31%                                 4.17%
                                             =========                             =========

Ratio of average interest-
  earning assets to average
  interest- bearing liabilities                 101.01%                               102.09%
                                             =========                             =========

---------------

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

The primary investing activity of the Company is the origination of loans. During the three months ended June 30, 2004, the Company originated loans based upon new production in the amounts of $127.3 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $7.7 million and $869,000 for the three months ended June 30, 2004 and 2003, respectively. Proceeds from the sale of loans provided $42.2 million for the three months ended June 30, 2004 and $56.3 million for the three months ended June 30, 2003.

In connection with the acquisition of Oregon Trail, the Company issued 1.48 million shares of common stock and paid approximately $36.5 million in cash. The Company had a $42.5 million bridge loan available to provide for the $36.5 million in cash to purchase shares of Oregon Trail common stock. The Company used $36.5 million of the bridge loan from an independent party for four days. The merger was completed after the close of business on October 31, 2003.

The primary financing activities of the Company are customer deposits, brokered deposits and advances from the FHLB. As indicated on the Company's Consolidated Statement of Cash Flows, deposits utilized $3.1 million for the three months ended June 30, 2004, which were branch deposits. Deposits increased $14.8 million for the three months ended June 30, 2003. In addition, the Company maintains a credit facility with the FHLB of Seattle, which provides for immediately available advances. FHLB advances totaled $168.2 million at June 30, 2004 and $78.2 million at June 30, 2003, with $51.0 million of the increase attributable to the acquisition of Oregon Trail. The Company also maintains additional credit facilities with US Bank and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of June 30, 2004 and 2003. The Bank also has used other sources of funding when the need arises; brokered CDs (up to 15% of assets under current Board policy) and the national CD markets. Cash provided by advances from the FHLB-Seattle and other borrowing facilities was $82.2 million for the three months ended June 30, 2004 and $31.1 million for the three months ended June 30, 2003. Cash used for payments on these advances was $45.9 million for the three months ended June 30, 2004 and $34.7 million for the three months ended June 30, 2003.

At June 30, 2004, the Company held cash and cash equivalents of $37.0 million. In addition, at this date, $18.3 million of the Company's investment securities were classified as available for sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At June 30, 2004, the Company had loan commitments totaling $76.0 million, undisbursed lines of credit totaling $72.2 million, and undisbursed loans in process totaling $28.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2004 totaled $99.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of CDs to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of June 30, 2004, the Bank was in compliance with all regulatory capital requirements effective as of that date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 6.64%, 9.20% and 10.45%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at June 30, 2004 consisted of the following:

                                                                                    Three Years to
                                                 Less than One   One Year to Less   Less than Five   Five Years
(Dollars in Thousands)                 Total         Year        than Three Years       Years        and Greater
                                     ---------   -------------   ----------------   --------------   -----------

Maturities of advances from FHLB     $ 168,197     $ 72,120         $ 37,601           $  8,756       $ 49,720
Operating leases future minimum
  rental payments                    $     665     $    173         $    334           $    128       $     30
Construction and equipment
  contractual payments               $      --     $     --         $     --           $     --       $     --

Other commitments at June 30, 2004 consisted of the following:

                                                                                    Three Years to
                                                 Less than One   One Year to Less   Less than Five   Five Years
(Dollars in Thousands)                  Total        Year        than Three Years       Years        and Greater
                                     ---------   -------------   ----------------   --------------   -----------

Loan commitments                     $  75,992     $ 70,373         $  1,223           $    637       $  3,759
Lines of credit                      $  72,232     $ 37,214         $ 13,154           $  2,614       $ 19,250
Standby letters of credit            $   6,172     $  5,573         $    494           $    105       $     --
Loans in progress                    $  28,556     $ 28,556         $     --           $     --       $     --
Forward contracts on residential
  sold loans                         $     248     $    248         $     --           $     --       $     --

The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $475,000 for the three months ended June 30, 2004. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

The Company has $6.2 million of performance standby letters of credit at June 30, 2004. The Company records fee income in accordance with FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Accordingly, a liability related to these guarantees has not been recorded in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income ("NII") which is the primary component of the Company's earnings. The asset/liability management committee ("ALCO") utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset sensitivity of the balance sheet at June 30, 2004, the Bank expects to be well positioned to benefit from rising and declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by .65%, all else being equal. If rates were to sustain an immediate 100 bp decrease, net interest income would be expected to decline by 1.47%, all else being equal. The following reflects the Company's NII sensitivity analysis as of June 30, 2004, March 31, 2004 and June 30, 2003, as compared to the 10.00% Board approved policy limit.

June 30, 2004:           -100 BP                  Flat                 +200 BP
                       ---------                --------               --------
                                         (Dollars in Thousands)

Year 1 NII              $ 25,802                $ 26,187               $ 26,357
NII $  Change          ($    385)                     --               $    170
NII % Change               -1.47%                     --                    .65%


March 31, 2004:          -100 BP                  Flat                 +200 BP
                       ---------                --------               --------
                                         (Dollars in Thousands)

Year 1 NII              $ 25,187                $ 25,593               $ 25,995
NII $  Change          ($    406)                     --               $    402
NII % Change               -1.59%                     --                   1.57%


June 30, 2003:           -100 BP                  Flat                 +200 BP
                       ---------                --------               --------
                                         (Dollars in Thousands)

Year 1 NII              $ 10,977                $ 11,510               $ 12,412
NII $ Change           ($    533)                     --               $    902
NII % Change               -4.63%                     --                   7.84%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected future operating results. These hypothetical estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 4 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covering this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

                                                                                           Maximum
                                                                                           Number of
                                                                                            Shares
                                                                       Total Number of     that May
                                                                       Shares Purchased     yet be
                                    Total Number                          as Part of       Purchased
                                     of Shares       Average Price         Publicly        Under the
           Period                    Purchased       Paid per Share     Announced Plan       Plan
--------------------------------    ------------     --------------    ----------------   -----------

April 1, 2004 to April 30, 2004             --         $     --                  --

May 1, 2004 to May 31, 2004                 --               --                  --

June 1, 2004 to June 30, 2004               --               --                  --
                                      --------                             --------
Total                                       --         $     --                  --          41,432(1)
                                      ========         ========            ========        ========

-------------

(1) On November 21, 2003 the Company's Board of Directors authorized a 5% stock repurchase plan, or 146,432 shares of the Company's outstanding common stock. As of June 30, 2004, 105,000 shares have been repurchased under this program.

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

---------------

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (File No. 333-23395).


         (b)  Reports on Form 8-K

              Form 8-K filed on April 28, 2004 (Items 7 and 12), announcing quarterly earnings and attaching related press release. Form 8-K filed on May 26, 2004 (Items 5 and 7), announcing annual meeting date and attaching related press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRSTBANK NW CORP.



DATED: August 16, 2004                 BY: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer



                                       BY: /s/ LARRY K. MOXLEY
                                           -------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer