Form 10-Q
period 2004-09-30
FIRSTBANK NW CORP
filed 2004-11-12
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

              [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2004


             [ ] Transition report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


               For the transition period from _______ to _________

                         Commission file number 0-22435

                               FIRSTBANK NW CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                      Washington                    84-1389562
           (State or Other Jurisdiction of       (I.R.S. Employer
            Incorporation or Organization)      Identification No.)

                      1300 16th Avenue. Clarkston, WA 99403
                    (Address of Principal Executive Offices)

                                 (509) 295-5100
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 2,909,391 shares outstanding on November 11, 2004.

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                        Page
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition
             September 30, 2004, March 31, 2004, and September 30, 2003                   1
         Consolidated Statements of Income
            For the three months and six months ended September 30, 2004 and 2003         2
         Consolidated Statements of Cash Flows
            For the three months and six months ended September 30, 2004 and 2003         3
         Consolidated Statements of Comprehensive Income
            For the three months and six months ended September 30, 2004 and 2003         4
         Notes to Consolidated Financial Statements                                     5 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           14 - 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      23

Item 4.  Controls and Procedures                                                         24



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                               25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                     25
Item 3.  Defaults Upon Senior Securities                                                 25
Item 4.  Submission of Matters to a Vote of Security Holders                             26
Item 5.  Other Information                                                               26
Item 6.  Exhibits                                                                        26

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                  September 30,      March 31,      September 30,
                                                                      2004             2004             2003
                                                                  -------------    -------------    -------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                   $  30,793,369    $  22,328,617    $  12,852,496
  Interest bearing deposits                                             246,643       16,066,608       18,973,657
  Federal funds sold                                                         --            1,524        2,455,517
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      31,040,012       38,396,749       34,281,670

Investment securities:
  Held-to-maturity                                                   30,960,856       19,671,109               --
  Available-for-sale                                                 18,203,639       19,115,839       17,250,202
Mortgage-backed securities:
  Held-to-maturity                                                   22,536,929       22,899,093        1,873,055
  Available-for-sale                                                 45,679,689       54,128,305        5,796,131
Loans receivable, net (Note 4)                                      500,039,405      459,114,307      246,709,089
Loans held for sale                                                   4,495,812        5,253,377        9,559,888
Accrued interest receivable                                           3,848,232        3,348,959        2,119,985
Equity securities, at cost                                           12,737,175       12,505,575        5,882,275
Premises and equipment, net                                          18,395,964       18,274,192        8,772,184
Cash surrender value of bank owned and other insurance policies      22,725,069       22,192,305        7,496,511
Mortgage servicing assets                                               652,415          710,258          883,042
Goodwill and other intangible assets                                 20,129,454       21,049,999               --
Deferred income taxes                                                   665,823          222,136               --
Other assets                                                          3,166,558        3,349,848        2,492,071
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 735,277,032    $ 700,232,051    $ 343,116,103
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 508,580,531    $ 491,034,638    $ 229,515,006
  Advances from borrowers for taxes and insurance                       888,176          960,648        1,013,701
  Advances from FHLB and other borrowings (Note 7)                  149,819,681      132,055,692       76,971,821
  Deferred federal and state income taxes                                    --               --          284,353
  Accrued expenses and other liabilities                              5,819,844        6,848,792        3,938,603
                                                                  -------------    -------------    -------------
Total Liabilities                                                   665,108,232      630,899,770      311,723,484
                                                                  -------------    -------------    -------------

Commitments and contingencies

  Stockholders' Equity (Note 8):
  Preferred stock, $0.01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                        --               --               --
  Common stock, $0.01 par value, 5,000,000 shares authorized;
      2,962,206, 2,940,047, and 1,390,492 shares issued;
      2,887,235, 2,860,898 and 1,307,162 shares outstanding              29,622           29,400           13,942
  Additional paid-in-capital                                         44,664,736       45,538,508       10,053,591
  Retained earnings, substantially restricted                        25,486,612       23,275,834       21,297,945
  Unearned ESOP shares                                                 (760,560)        (802,360)        (844,160)
  Deferred compensation                                                      --               --          (38,479)
  Accumulated other comprehensive income                                748,390        1,290,899          909,780
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           70,168,800       69,332,281       31,392,619
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 735,277,032    $ 700,232,051    $ 343,116,103
                                                                  =============    =============    =============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                       Three Months Ended September 30,     Six Months Ended September 30,
                                                       --------------------------------    --------------------------------
                                                            2004              2003              2004              2003
                                                       --------------    --------------    --------------    --------------
Interest income:
  Loans receivable                                     $    8,205,463    $    4,436,067    $   16,041,561    $    8,943,248
  Mortgage-backed securities                                  824,056           171,702         1,651,227           347,700
  Investment securities                                       516,421           188,999           947,204           377,056
  Other interest earning assets                               365,909           210,769           781,816           437,434
                                                       --------------    --------------    --------------    --------------
Total interest income                                       9,911,849         5,007,537        19,421,808        10,105,438
                                                       --------------    --------------    --------------    --------------

Interest expense:
  Deposits                                                  1,747,613         1,021,499         3,394,360         2,078,230
  Advances from FHLB and other borrowings                   1,445,766           993,104         2,781,199         1,992,863
                                                       --------------    --------------    --------------    --------------
Total interest expense                                      3,193,379         2,014,603         6,175,559         4,071,093
                                                       --------------    --------------    --------------    --------------

Net interest income                                         6,718,470         2,992,934        13,246,249         6,034,345
Provision for loan losses                                     193,355            78,315           569,135           255,576
                                                       --------------    --------------    --------------    --------------
Net interest income after provision for loan losses         6,525,115         2,914,619        12,677,114         5,778,769
                                                       --------------    --------------    --------------    --------------

Non-interest income:
  Gain on sale of loans                                       177,683           590,493           681,726         1,370,344
  Service fees and other charges                            1,183,094           534,827         2,363,654         1,111,651
  Commissions and other                                        66,989            32,939           100,428            66,546
                                                       --------------    --------------    --------------    --------------
Total non-interest income                                   1,427,766         1,158,259         3,145,808         2,548,541
                                                       --------------    --------------    --------------    --------------

Non-interest expense:
  Compensation and employee related benefits                3,424,225         1,956,241         6,842,313         3,875,885
  Occupancy                                                   715,107           347,393         1,459,167           698,191
  Other                                                     1,568,152           842,880         3,096,519         1,720,044
                                                       --------------    --------------    --------------    --------------
Total non-interest expense                                  5,707,484         3,146,514        11,397,999         6,294,120
                                                       --------------    --------------    --------------    --------------

Income before income tax expense                            2,245,397           926,364         4,424,923         2,033,190
Income tax expense                                            619,807           232,487         1,247,532           560,083
                                                       --------------    --------------    --------------    --------------
Net income                                             $    1,625,590    $      693,877    $    3,177,391    $    1,473,107
                                                       ==============    ==============    ==============    ==============

Earnings per share (Note 9):
  Net income per share - basic                         $         0.56    $         0.54    $         1.10    $         1.14
  Net income per share - diluted                       $         0.54    $         0.51    $         1.06    $         1.09
  Cash dividends paid per common share                 $         0.17    $         0.15    $         0.34    $         0.30
  Weighted average shares outstanding - basic               2,893,817         1,294,267         2,880,018         1,287,650
  Weighted average shares outstanding - diluted             3,006,158         1,366,142         3,002,147         1,353,745

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six Months Ended September 30,
                                                                                 --------------------------------
                                                                                      2004              2003
                                                                                 --------------    --------------
Cash flows from operating activities:
  Net income                                                                     $    3,177,391    $    1,473,107
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                        720,066           344,451
    Amortization (accretion) of securities and intangibles, net                        (361,102)          (80,341)
    Provision for loan losses                                                           569,136           255,577
    Gain on sale of loans held for sale                                                (681,726)       (1,370,344)
    Proceeds from sale of loans held for sale                                        62,489,006       103,170,583
    Originations of loans held for sale                                             (61,072,637)     (106,146,050)
    Recovery of impairment of mortgage servicing rights                                  22,922                --
    FHLB stock dividends                                                               (231,600)         (151,600)
    ESOP compensation expense                                                           118,272           101,268
    Other (gains) losses, net                                                            22,059             3,625
    Deferred compensation expense                                                            --           118,181
    Deferred income taxes                                                               (97,372)          (88,061)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                       (449,735)         (802,978)
    Accrued expenses and other liabilities                                           (1,028,948)         (593,984)
    Income taxes receivable                                                             660,624          (248,023)
                                                                                 --------------    --------------
Net cash provided by (used in) operating activities                                   3,856,356        (4,014,589)
                                                                                 --------------    --------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity              319,671            92,558
  Proceeds from maturities of mortgage-backed securities; available-for-sale         11,024,992         1,695,221
  Proceeds from maturities of investment securities; held-to-maturity                    31,924                --
  Proceeds from maturities of investment securities; available-for-sale                 213,613                --
  Proceeds from sale of investment securities; available-for-sale                       250,000                --
  Purchase of mortgage-backed securities; available-for-sale                         (3,028,594)               --
  Purchase of investment securities; available-for-sale                                 (67,774)         (309,498)
  Purchase of investment securities; held-to-maturity                               (11,364,007)               --
  Other net change in loans receivable                                              (41,549,680)        4,130,196
  Purchases of premises and equipment                                                  (933,460)       (1,906,595)
  Proceeds from sale of premises and equipment                                           89,439                --
  Net increase in cash surrender value of life insurance policies                      (532,764)         (224,022)
  Proceeds from sale of real estate owned                                               111,450           163,502
                                                                                 --------------    --------------
Net cash provided by (used in) investing activities                                 (45,435,190)        3,641,362
                                                                                 --------------    --------------

Cash flows from financing activities:
  Cash paid for dividends                                                              (973,316)         (388,831)
  Net change in deposits                                                             18,025,896        15,175,009
  Advances (repayments) from borrowers for taxes and insurance                          (72,471)         (177,844)
  Advances from FHLB and other borrowings                                           227,352,000        93,531,000
  Payments on advances from FHLB and other borrowings                              (209,152,407)      (98,375,407)
  Proceeds from stock options                                                         1,689,731           150,195
  Purchase of stock                                                                  (2,647,336)               --
                                                                                 --------------    --------------
Net cash provided by (used in) financing activities                                  34,222,097         9,914,122
                                                                                 --------------    --------------

Net increase (decrease) in cash and cash equivalents                                 (7,356,737)        9,540,895
Cash and cash equivalents, beginning of period                                       38,396,749        24,740,775
                                                                                 --------------    --------------
Cash and cash equivalents, end of period                                         $   31,040,012    $   34,281,670
                                                                                 ==============    ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                    $    6,715,078    $    4,045,225
     Income taxes                                                                $      756,809    $      896,167
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax     $     (519,323)   $      (69,050)
     Unrealized gain (losses) on cash flow hedge derivative, net of tax          $      (23,174)   $      (56,353)
     Loans receivable charged to the allowance for loan losses                   $      376,729    $       64,061
     Transfer from loans converted to real estate acquired through foreclosure   $       61,350    $      709,758

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                            Three Months Ended September 30,       Six Months Ended September 30,
                                                            --------------------------------     ---------------------------------
                                                                 2004              2003               2004               2003
                                                            --------------    --------------     --------------     --------------
Net income                                                  $    1,625,590    $      693,877     $    3,177,391     $    1,473,107
                                                            --------------    --------------     --------------     --------------
Other comprehensive income (loss), net of tax:
     Change in unrealized gains (losses) on securities;
        available-for-sale, net of tax benefit (expense)
        of ($417,271), $209,878, $331,336, and $44,670             665,939          (324,435)          (519,324)           (69,050)
     Change in unrealized derivative gains on cash flow
        hedge, net of tax benefit (expense) of $0,
        $22,225, $14,991, and $36,456                                   --           (34,355)           (23,174)           (56,353)
                                                            --------------    --------------     --------------     --------------
     Net other comprehensive income (loss)                         665 939          (358,790)          (542,498)          (125,403)
                                                            --------------    --------------     --------------     --------------

Comprehensive income                                        $    2,291,529    $      335,087     $    2,634,893     $    1,347,704
                                                            ==============    ==============     ==============     ==============

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-KSB of FirstBank NW Corp. (the "Company") for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the six months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005.

The Company's unaudited consolidated financial statements include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank"), and the Bank's wholly-owned subsidiaries, TriStar Financial Corporation and Pioneer Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.



(2)      BUSINESS COMBINATION

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. ("Oregon Trail") and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank ("Pioneer Bank"), for approximately $36.5 million in cash and 1,480,064 shares of the Company's common stock in exchange for the 3,108,657 shares of Oregon Trail common stock outstanding. Common stock increased $14,800 and additional paid in capital increased $33,212,637 as a result of the issuance of common stock for the acquisition. Additional paid in capital increased by $4,563,100 as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition.

It has been the Company's strategic objective to utilize capital to support growth and growth through merger and acquisition was also a longer-term strategy. Oregon Trail complements the Company's operations and business strategies. Oregon Trail was a potential acquisition candidate because its market area was geographically contiguous to the Company's market area with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which is shared by the Company. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the Board of Directors and management of the Company believed that a combination of the two companies would enhance the Company's competitiveness, and would have a minimal impact on the staff of Oregon Trail. The acquisition doubled the Company's asset size and shares of common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary. Operations have been combined since November 1, 2003.

(3)      SUPPLEMENTAL PRO FORMA INFORMATION

The following table sets forth the supplemental pro forma unaudited pro forma condensed combined statement of income for the three months ended September 30, 2004 and 2003, reflecting the acquisition of Oregon Trail by the Company as if it had occurred at the beginning of the periods presented.

                               FirstBank NW Corp.
                          Oregon Trail Financial Corp.
           Unaudited Pro Forma Condensed Combined Statements of Income
                        (In thousands, except share data)

                                                                          Three Months Ended
                                                                             September 30,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
         Total interest income                                       $      9,912    $     10,223
         Total interest expense                                             3,194           3,408
                                                                     ------------    ------------
         Net interest income                                                6,718           6,815
         Provision for loan losses                                            193             120
                                                                     ------------    ------------
         Net interest income after provision for loan losses                6,525           6,695
         Total non-interest income                                          1,428           1,962
         Total non-interest expense                                        (5,707)         (6,063)
                                                                     ------------    ------------
         Income before income tax expense                                   2,246           2,594
         Income tax expense                                                  (620)           (719)
                                                                     ------------    ------------
         Net income                                                         1,626           1,875
                                                                     ============    ============

         Pro Forma earnings per share:
           Pro Forma net income per share - basic                    $       0.56    $       0.68
           Pro Forma net income per share - diluted                  $       0.54    $       0.65
           Pro Forma weighted average shares outstanding - basic        2,893,817       2,774,331
           Pro Forma weighted average shares outstanding - diluted      3,006,158       2,903,604

(4)      LOANS RECEIVABLE

Loans receivable at September 30, 2004, March 31, 2004, and September 30, 2003 consists of the following:

                                                 September 30,    March 31,    September 30,
                                                     2004           2004           2003
                                                 ------------   ------------   ------------
         Real estate loans:
              Residential                        $114,923,050   $113,381,056   $ 45,612,190
              Commercial                          137,335,465    122,132,293     71,094,660
              Agricultural                         19,387,239     18,566,973     15,804,709
              Construction                         79,638,325     68,235,995     57,995,458

         Other loans:
              Commercial (non-real estate)         81,604,432     75,877,668     48,531,367
              Other consumer                       41,463,840     43,424,825      6,995,109
              Home equity                          33,330,573     24,529,836     15,152,644
              Agricultural operating               30,087,931     24,876,236     13,748,416
                                                 ------------   ------------   ------------

         Total loans receivable                   537,770,855    491,024,882    274,934,553

         Less:
              Loans in process                     29,331,467     24,065,036     23,245,068
              Unearned loan fees and discounts      1,806,086      1,531,794      1,364,213
              Allowance for loan losses             6,593,897      6,313,745      3,616,183
                                                 ------------   ------------   ------------

         Loans receivable, net                   $500,039,405   $459,114,307   $246,709,089
                                                 ============   ============   ============


         Loans held for sale                     $  4,495,812   $  5,253,377   $  9,559,888
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

                                                September 30,                March 31,               September 30,
                                                    2004                       2004                       2003
                                           -----------------------    -----------------------    -----------------------
                                                       % of Loans                 % of Loans                 % of Loans
                                                       in Category                in Category                in Category
                                                         to Total                   to Total                   to Total
         (Dollars in Thousands)              Amount       Loans         Amount       Loans         Amount       Loans
                                           ----------   ----------    ----------   ----------    ----------   ----------
         Residential                       $      285        21.37%   $      282        23.09%   $      134        16.59%
         Construction                           1,012        14.81           927        13.90           831        21.09
         Agricultural                             819         9.20           738         8.85           414        10.75
         Commercial                             3,756        40.71         3,630        40.32         2,181        43.51
         Consumer and other loans                 722        13.91           737        13.84            56         8.06
                                           ----------   ----------    ----------   ----------    ----------   ----------
         Total allowance for loan losses   $    6,594       100.00%   $    6,314       100.00%   $    3,616       100.00%
                                           ==========   ==========    ==========   ==========    ==========   ==========


The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                         Six Months     Fiscal Year      Six Months
                                                           Ended           Ending          Ended
                                                        September 30,     March 31,     September 30,
                                                            2004            2004            2003
                                                        ------------    ------------    ------------
         Balance at beginning of period                 $  6,313,745    $  3,414,262    $  3,414,262
                                                        ------------    ------------    ------------

         Addition through acquisition of Oregon Trail             --       2,863,371              --
         Provision for loan losses                           569,135         395,144         255,576
                                                        ------------    ------------    ------------

         Charge-offs:
              Residential real estate                          7,383          12,286          10,000
              Commercial non-real estate                     210,933         243,908          19,251
              Consumer and other loans                       158,413         223,156          34,809
                                                        ------------    ------------    ------------
         Total charge-offs                                   376,729         479,350          64,060

         Recoveries                                           87,746         120,318          10,405
                                                        ------------    ------------    ------------

         Net charge-offs                                     288,983         359,032          53,655
                                                        ------------    ------------    ------------

         Balance at end of year                         $  6,593,897    $  6,313,745    $  3,616,183
                                                        ============    ============    ============

         Net charge-offs to average outstanding loans           0.06%           0.10%           0.02%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due.

                                                         September 30,     March 31,     September 30,
                                                             2004            2004            2003
                                                         ------------    ------------    ------------
         Loans accounted for on a  nonaccrual basis:
         Real estate loans:
            Residential                                  $    437,731    $    700,792    $    630,040
            Construction                                           --         363,980         163,500
            Agricultural                                           --          77,726         134,882
            Commercial                                        551,103              --         502,884
         Commercial non-real estate                           340,629       1,661,136         219,416
         Consumer and other loans                             166,150          96,325         114,179
         Agricultural operating                                    --              --              --
                                                         ------------    ------------    ------------
         Total                                              1,495,613       2,899,959       1,764,901

         Accruing loans which are contractually
           past due 90 days or more                                --              --              --
                                                         ------------    ------------    ------------

         Total of nonaccrual and 90 days past
           due loans                                        1,495,613       2,899,959       1,764,901
         Real estate owned and repossessed assets             527,349         604,437         663,507
                                                         ------------    ------------    ------------
         Total nonperforming loans                          2,022,962       3,504,396       2,428,408

            Restructured loans                                305,969         152,234         284,032
                                                         ------------    ------------    ------------

          Total nonperforming assets                     $  2,328,931    $  3,656,630    $  2,712,440
                                                         ============    ============    ============

         Nonaccrual and 90 days or more past due
           loans as a percent of loans receivable, net           0.30%           0.63%           0.72%
         Nonaccrual and 90 days or more past
           due loans as a percent of total assets                0.20%           0.41%           0.51%
         Nonperforming assets as a percent of
           total assets                                          0.32%           0.50%           0.79%
         Total nonperforming assets to total loans               0.43%           0.74%           0.99%

(5)      MORTGAGE SERVICING RIGHTS

At September 30, 2004, mortgage servicing rights were $652,000, net of an allowance for impairment on mortgage servicing rights of $404,000. At March 31, 2004, mortgage servicing rights were $710,000, net of an allowance for impairment on mortgage servicing rights of $427,000. At September 30, 2003, mortgage servicing rights were $883,000, with no allowance for impairment on mortgage servicing rights. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the periods indicated:

                                                 Six Months        Year          Six Months
                                                   Ended           Ended           Ended
                                                September 30,     March 31,     September 30,
                                                    2004            2004            2003
                                                ------------    ------------    ------------
         Beginning Balance                      $    710,258    $    825,814    $    825,814
            Additions                                 20,010         199,301         152,141
            Amortization                            (100,775)       (194,234)        (94,913)
            Impairment recovered (recognized)         22,922        (120,623)             --
                                                ------------    ------------    ------------
         Ending Balance                         $    652,415    $    710,258    $    883,042
                                                ============    ============    ============



(6)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2004 was $16.8 million. No impairment loss on goodwill was recorded for the three months ended September 30, 2004, because there were no impairment indicators during the period.

Core deposit intangible at September 30, 2004 was $3.2 million, net of accumulated amortization of $647,000. Amortization expense for the net carrying amount of the core deposit intangible at September 30, 2004 is estimated to be as follows:

         (In Thousands)

         For the three months ended September 30, 2004                   $   176
                                                                         =======
         For the year ended March 31,
           2005                                                              353
           2006                                                              705
           2007                                                              705
           2008                                                              705
           After 2008                                                        761
                                                                         -------
         Estimated total core deposit intangible amortization expense    $ 3,229
                                                                         =======

(7)      ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

The Bank utilizes advances from the Federal Home Loan Bank of Seattle ("FHLB-Seattle") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB-Seattle up to an amount equal to 30% of total assets, providing that the Bank holds sufficient collateral. Advances from the FHLB-Seattle at September 30, 2004 and 2003 were $147.8 million and $77.0 million, respectively. Advances from other borrowings at September 30, 2004 and 2003 were $2.0 million and $0, respectively.

Scheduled maturities of advances from the FHLB-Seattle were as follows:

                                                         One Year to       Five Years to
                                      Less than One     Less than Five     Less than Ten     Greater than
At September 30, 2004:                     Year              Years             Years           Ten Years
                                      -------------     --------------     -------------     ------------
Maturities of advances                 $62,374,346        $40,827,405       $37,759,204        $6,826,726
Range of interest rates                1.96 - 7.01%       3.05 - 7.03%      3.42 - 7.12%       6.66 - 7.10%
Weighted average interest rate             3.41%              5.06%            5.33%               7.03%
Percentage of total advances              42.20%             27.63%            25.55%              4.62%

                                                         One Year to       Five Years to
                                      Less than One     Less than Five     Less than Ten     Greater than
At March 31,2004:                          Year              Years             Years           Ten Years
                                      -------------     --------------     -------------     ------------

Maturities of advances                 $36,640,894        $45,537,886       $42,939,774        $6,937,138
Range of interest rates                1.17 - 5.51%       4.42 - 7.03%      3.33 - 7.12%       6.66 - 7.10%
Weighted average interest rate             2.89%              5.81%            5.10%               7.03%
Percentage of total advances              27.75%             34.48%            32.52%              5.25%

                                                         One Year to       Five Years to
                                      Less than One     Less than Five     Less than Ten     Greater than
At September 30, 2003:                     Year              Years             Years           Ten Years
                                      -------------     --------------     -------------     ------------

Maturities of advances                 $15,109,600        $38,511,804       $22,154,449        $1,195,968
Range of interest rates                1.15 - 6.62%       4.40 - 5.90%      3.33 - 6.21%           6.66%
Weighted average interest rate             4.80%              5.32%            4.27%               6.66%
Percentage of total advances              19.63%             50.04%            28.78%              1.55%


As of September 30, 2004, there were $45.8 million of advances from the FHLB-Seattle that were callable, of which $40.0 million of one to less than five year advances were callable within one year, $750,000 of five to less than ten year advances were callable within one year, and $5.0 million of five to less than ten year advances were callable within one to less than five years. As of September 30, 2003, there were $30.8 million of advances from the FHLB-Seattle that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $5.8 million of five to less than ten year advances were callable within one year, and $15.0 million of five to less than ten year advances were callable within one to less than five years.

(8)      DIVIDENDS

On July 22, 2004, the Board of Directors declared a cash dividend of $0.17 per common share to shareholders of record as of August 11, 2004. This dividend was paid on August 25, 2004. On October 26, 2004, the Board of Directors declared a cash dividend of $0.17 per common share to shareholders of record as of November 18, 2004. The dividend will be paid on December 3, 2004.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                  For the Three Months Ended September 30, 2004       For the Six Months Ended September 30, 2004
                                 ------------------------------------------------   ------------------------------------------------

                                                    Weighted-        Per-Share                         Weighted-        Per-Share
                                   Net Income     Average Shares       Amount         Net Income     Average Shares       Amount
                                 --------------   --------------   --------------   --------------   --------------   --------------
Basic EPS:
Income available to common
    Stockholders                 $    1,625,590        2,893,817   $         0.56   $    3,177,391        2,880,018   $         1.10
                                                                   ==============                                     ==============
Effect of dilutive securities:
    Stock options                            --          112,341                                --          122,129
                                 --------------   --------------                    --------------   --------------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                  $    1,625,590        3,006,158   $         0.54   $    3,177,391        3,002,147   $         1.06
                                 ==============   ==============   ==============   ==============   ==============   ==============



                                  For the Three Months Ended September 30, 2003       For the Six Months Ended September 30, 2003
                                 ------------------------------------------------   ------------------------------------------------

                                                    Weighted-        Per-Share                         Weighted-        Per-Share
                                   Net Income     Average Shares       Amount         Net Income     Average Shares       Amount
                                 --------------   --------------   --------------   --------------   --------------   --------------
Basic EPS:
Income available to common
    Stockholders                 $      693,877        1,294,267   $         0.54   $    1,473,107        1,287,650   $         1.14
                                                                   ==============                                     ==============
Effect of dilutive securities:
    Stock Options                            --           71,875                                --           66,095
                                 --------------   --------------                    --------------   --------------

Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                  $      693,877        1,366,142   $         0.51   $    1,473,107        1,353,745   $         1.09
                                 ==============   ==============   ==============   ==============   ==============   ==============

Outstanding options to purchase 184,515 shares and 138,550 shares of the Company's common stock were included in the computation of diluted EPS as of September 30, 2004 and 2003, respectively.

The following table illustrates the effect on net income if the Bank had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                       Three Months Ended September 30,       Six Months Ended September 30,
                                                      ---------------------------------     ---------------------------------
                                                           2004               2003               2004               2003
                                                      --------------     --------------     --------------     --------------
     Net income as previously reported                $    1,625,590     $      693,877     $    3,177,391     $    1,473,107
     Pro forma adjustment for effect of fair value
          accounting for stock options                          (101)              (254)              (203)              (508)
                                                      --------------     --------------     --------------     --------------
            Pro forma net income                      $    1,625,489     $      693,623     $    3,177,188     $    1,472,599
                                                      ==============     ==============     ==============     ==============
     Pro forma basic earnings per share               $         0.56     $         0.54     $         1.10     $         1.14
                                                      ==============     ==============     ==============     ==============
     Pro forma diluted earnings per share             $         0.54     $         0.51     $         1.06     $         1.09
                                                      ==============     ==============     ==============     ==============

(10)     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2004. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of September 30, 2004.

As of September 30, 2004 and 2003, standby letters of credit and financial guarantees were $7,645 and $3,377, respectively.


(11)     EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2004, the FASB issued Statement No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132, as originally issued, is effective until the provisions of Statement No. 132(R) are fully adopted. All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 15, 2003. Estimated future benefit payments, and all other new disclosure requirements for foreign plans and nonpublic entities are effective for years ending after June 15, 2004. The Company intends to adopt the provisions of FASB Statement No. 132(R) effective March 31, 2005, and does not expect the initial implementation to have a significant impact on its consolidated financial position or consolidated results of operations.

In October 2004, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statements requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances), and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of FASB Statement No. 150 did not have a material impact on the Company's consolidated financial statements.

In October 2004, the FASB issued Interpretation Number ("FIN") 46(R), "Consolidation of Variable Interest Entities." This applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applies Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements.


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

The Company had a swap agreement to exchange monthly payments on a notional amount of $10 million that terminated May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to the prime rate for a 6.32% fixed rate payment. Amounts paid or received on the interest rate swap were included into earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $38,137 and $109,655 that were included in earnings during the six months ended September 30, 2004 and 2003, respectively. During the quarter and six months ended September 30, 2004, the Company recorded a debit of $23,174, net of $14,991 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the quarter ended September 30, 2003, the Company recorded a credit of $34,355, net of $22,225 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the six months ended September 30, 2003, the Company recorded a credit of $56,353, net of $36,456 tax, to other comprehensive income arising from the change in value of cash flow hedges.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, including operating efficiencies, perceived opportunities in the market, potential future credit experience and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, and achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the real estate market in Washington, Idaho and Oregon, the demand for mortgage loans, the Company's ability to successfully integrate the business of Oregon Trail, the realization of expected cost savings or accretion to earnings because of the acquisition of Oregon Trail, competitive conditions between banks and non-bank financial service providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

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

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment; therefore, the discussion in Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. At September 30, 2004, the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon.

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

In April 2002, the Bank opened a loan production office in Boise, Idaho for mortgage real estate lending. In August 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. In May 2003, the Bank completed remodeling and expanding its Orchards Branch in Lewiston, Idaho. In July 2003, the Bank completed the construction of the Clarkston, Washington building. In November 2003, the Bank opened a commercial loan center in the current mortgage real estate loan center in Boise, Idaho. In January 2004, the Bank opened a residential loan center in the current commercial loan center in Spokane, Washington. In February 2004, the Bank completed construction and opened a new branch in Hayden, Idaho. In April 2004, the Bank opened a retail deposit facility in Boise, Idaho. A new loan production office in Nampa, Idaho has been authorized and is scheduled to open during the next fiscal quarter of 2004. The staff has been hired, offices have been identified, and the loan production office is expected to be open by November 15, 2004. The Nampa, Idaho market is adjacent to the Boise, Idaho market and is a logical expansion of our presence in Idaho.

In December 2004, the Company will be converting its core processing system to increase efficiencies. The one-time expenses related to the conversion and training will increase expenses in the next two quarters.

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


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND MARCH 31, 2004

Assets. Total assets increased by 5.0% to $735.3 million at September 30, 2004 from $700.2 million at March 31, 2004. This increase is mainly due to loan growth and purchases of securities.

Cash and cash equivalents decreased to $31.0 million at September 30, 2004 from $38.4 million at March 31, 2004 as a result of an increase in non-interest bearing deposits of $8.4 million, offset by a decrease in interest bearing deposits of $15.8 million. Held-to-maturity investment securities increased to $31.0 million at September 30, 2004 from $19.7 million at March 31, 2004 due to purchases last quarter. Available-for-sale investment securities decreased $912,000. Available-for-sale mortgage-backed securities decreased $8.4 million due to principal pay downs. Net loans receivable, including loans held for sale, increased to $504.5 million at September 30, 2004 from $464.4 million at March 31, 2004. This change in net loans receivable resulted from increases in commercial loans of $20.5 million, agricultural loans of $5.9 million, construction loans of $5.3 million, residential loans of $2.6 million and consumer loans of $5.8 million. Loans held for sale decreased to $4.5 million at September 30, 2004 from $5.3 million at March 31, 2004. Accrued interest receivable increased to $3.8 million at September 30, 2004 from $3.3 million at March 31, 2004.

Cash surrender value of bank owned and other insurance policies increased to $22.7 million at September 30, 2004 from $22.2 million at March 31, 2004. Net premises and equipment increased to $18.4 million at September 30, 2004 from $18.3 million at March 31, 2004. Mortgage servicing assets decreased to $652,000 at September 30, 2004 from $710,000 at March 31, 2004 primarily due to amortization. Goodwill and other intangible assets decreased to $20.1 million at September 30, 2004 from $21.0 million at March 31, 2004. Deferred income taxes increased to $666,000 at September 30, 2004 from $222,000 at March 31, 2004 due to the change in the mark to market value on available for sale securities. Other assets decreased to $3.2 million at September 30, 2004 from $3.3 million at March 31, 2004 due to decreases in core deposit intangible from amortization and goodwill from tax benefits on exercises of stock options purchased in the acquisition of Oregon Trail.

Liabilities. Deposits increased to $508.6 million at September 30, 2004 from $491.0 million at March 31, 2004, as a result of increases in savings deposits of $2.2 million, money market accounts of $12.4 million, and interest checking accounts of $7.8 million, and decreases in certificates of deposit ("CDs") of $2.3 million. Advances from borrowers for taxes and insurance decreased to $888,000 at September 30, 2004 from $961,000 at March 31, 2004 due to the reduction in the loan servicing portfolio. FHLB advances and other borrowings increased to $149.8 million at September 30, 2004 from $132.1 million at March 31, 2004 to fund loan growth. Accrued expenses and other liabilities increased to $5.8 million at September 30, 2004 from $6.8 million at March 31, 2004.

Stockholders' Equity. Additional paid-in-capital decreased $874,000 to $44.7 million at September 30, 2004 from $45.5 million at March 31, 2004 due to $2.6 million in repurchase of common stock and $1.7 million in stock issued from the exercise of stock options. Retained earnings increased $2.2 million to $25.5 million at September 30, 2004 from $23.3 million at March 31, 2004 as a result of $3.2 million net income and $973,000 in dividends paid. Accumulated other comprehensive income decreased $542,000 to $748,000 at September 30, 2004 from $1.3 million at March 31, 2004 as a result of changes in unrealized losses on available-for-sale securities, net of tax benefit.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Assets. Assets increased to $735.3 million at September 30, 2004 from $343.1 million at September 30, 2003. On October 31, 2003, assets increased by $371.1 million in connection with the acquisition of Oregon Trail. This increase is mainly due to the purchase of Oregon Trail, related goodwill, loan growth, and purchases of securities. The Company also used $36.5 million in cash to purchase shares of Oregon Trial common stock.

Cash and cash equivalents decreased to $31.0 million at September 30, 2004 from $34.3 million at September 30, 2003 as a result of a $62.9 million increase attributable to Oregon Trail at acquisition, an increase in non-interest bearing deposits of $16.2 million, and decreases in federal funds sold of $2.5 million and interest bearing deposits of $79.9 million. Investment securities increased $31.9 million, which is due to a $14.0 million increase attributable to the acquisition of Oregon Trail, purchases of $21.8 million, sales and maturities of $3.5 million and a $400,000 net decrease in amortization and market value. Mortgage-backed securities increased $60.5 million due to a $58.7 million increase attributable to the acquisition of Oregon Trail, purchases of $43.2 million, sales of $21.7 million, payments from maturities of $19.5 million and a $200,000 net decrease in amortization and market value changes. Net loans receivable, including loans held for sale, increased to $504.5 million at September 30, 2004 from $256.3 million at September 30, 2003. This change resulted from the purchase of $56.8 million in commercial loans, $22.4 million in agriculture loans, $177,000 in construction loans, $49.1 million in consumer loans, and $68.0 million in residential loans in connection with the acquisition of Oregon Trail, as well as increases in commercial loans of $40.5 million, construction loans of $14.6 million, consumer loans of $3.4 million, and decreases in residential loans of $3.8 million and agricultural loans of $3.0 million. Loans held for sale decreased to $4.5 million at September 30, 2004 from $9.6 million at September 30, 2003 due to the timing of loans sold at September 30, 2003. The mix of loans has changed reflecting the Company's community banking strategy. The acquisition of Oregon Trail resulted in increases in consumer and residential loans, however, the Company's focus has been on commercial and construction lending. Accrued interest receivable increased to $3.8 million at September 30, 2004 from $2.2 million at September 30, 2003 due to a $1.6 million increase attributable to the acquisition of Oregon Trail.

Equity securities, including FHLB stock, increased to $12.7 million at September 30, 2004 from $5.9 million at September 30, 2003 due to a $6.4 million increase attributable to the acquisition of Oregon Trail. Net premises and equipment increased to $18.4 million at September 30, 2004 from $8.8 million at September 30, 2003 due to a $8.4 million increase attributable to the acquisition of Oregon Trail, $810,000 attributable to construction of the Hayden, Idaho branch and $1.8 million in other fixed asset purchases and $1.4 million in depreciation. Cash surrender value of bank owned and other insurance policies increased to $22.7 million at September 30, 2004 from $7.5 million at September 30, 2003 mainly due to a $14.3 million increase attributable to the acquisition of Oregon Trail. Mortgage servicing assets include an impairment of $404,000 for the period ending September 30, 2004. For the period ending September 30, 2003, there was no impairment. Goodwill and other intangible assets increased to $20.1 million at September 30, 2004 due to the acquisition of Oregon Trial. Other assets increased to $3.2 million at September 30, 2004 from $2.5 million at September 30, 2003.

Liabilities. Deposits increased to $508.6 million at September 30, 2004 from $229.5 million at September 30, 2003 as a result of a $258.5 million increase attributable to the acquisition of Oregon Trail, as well as a change in the mix of deposits, with increases of $7.4 million in savings deposits, $14.1 million in money market accounts, $17.8 million in interest bearing checking accounts, and decreases of $49,000 in brokered CDs, $6.2 million in non-interest checking accounts and $12.5 million in CDs. FHLB advances and other borrowings increased to $147.8 million at September 30, 2004 from $77.0 million at September 30, 2003 due to a $51.0 million increase attributable to the acquisition of Oregon Trail and $19.8 million to fund loan growth. Accrued expenses and other liabilities increased to $5.8 million at September 30, 2004 from $3.9 million at September 30, 2003 due to the addition of the deferred change in control liability payments of $836,000, a decrease of $1.4 million in the balance of sold loan principal accounts, and various other liabilities relating to additional employees including accrued vacation, employee insurance withholdings, deferred compensation and accrued pension.

Stockholders' Equity. Common stock increased $15,680 to $29,622 at September 30, 2004 from $13,942 at September 30, 2003 due to $14,800 stock issued in acquisition, $3,499 in stock issued from the exercise of stock options, and $2,619 in repurchase of common stock. Additional paid-in-capital increased $34.6 million to $44.7 million at September 30, 2004 from $10.1 million at September 30, 2003 due to $7.6 million in repurchase of common stock, $4.4 million in stock issued from the exercise of stock options, $33.2 million in stock issued in acquisition, and $4.6 million in stock options issued in acquisition. Retained earnings increased $4.2 million to $25.5 million at September 30, 2004 from $21.3 million at September 30, 2003 as a result of $6.1 million net income and $1.9 million in dividends paid. Accumulated other comprehensive income decreased $161,000 to $748,000 at September 30, 2004 from $910,000 at September 30, 2003 as a result of changes in unrealized losses on available-for-sale securities, net of tax benefit.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General. Net income increased to $1.6 million for the three months ended September 30, 2004 from $694,000 for the three months ended September 30, 2003, mainly due to the acquisition of Oregon Trail, the purchase of securities, and increases in loan and deposit balances.

Interest income. Net interest income increased to $6.7 million for the three months ended September 30, 2004 from $3.0 million for the three months ended September 30, 2003. Total interest income increased to $9.9 million for the three months ended September 30, 2004 from $5.0 million for the three months ended September 30, 2003. The yield on interest earning assets decreased to 6.18% for the three months ended September 30, 2004 from 6.59% for the three months ended September 30, 2003. The average interest earning assets increased to $655.2 million for the three months ended September 30, 2004 from $311.4 for the three months ended September 30, 2003. Interest income on loans receivable increased to $8.2 million for the three months ended September 30, 2004 from $4.4 million for the three months ended September 30, 2003. The average balance of loans receivable, including loans held for sale, was $499.2 million in the second quarter of fiscal 2005 compared to $264.4 million in the second quarter of fiscal 2004. The yield on loans receivable, including loans held for sale, decreased to 6.59% for the three months ended September 30, 2004 from 6.72% for the three months ended September 30, 2003. Interest income from mortgage-backed securities increased to $824,000 for the three months ended September 30, 2004 from $172,000 for the three months ended September 30, 2003. The increase is due to interest income from mortgage-backed securities attributable to Oregon Trail and additional income on the purchases of mortgage-backed securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden and Boise, Idaho. Interest income from investment securities increased to $516,000 for the three months ended September 30, 2004 from $189,000 for the three months ended September 30, 2003. Total interest income from investment securities attributable to the purchase of Oregon Trail was $342,000 for the three months ended September 30, 2004.

Interest expense. Interest expense increased to $3.2 million for the three months ended September 30, 2004 from $2.0 million for the same period in 2003. The average deposit balance for the three months ended September 30, 2004 was $429.7 million, whereas the average deposit balance for the three months ended September 30, 2003 was $188.0 million. The weighted average rate on deposits decreased to 1.63% for the three months ended September 30, 2004 from 2.17% for the three months ended September 30, 2003. The average balance of FHLB and other advances for the three months ended September 30, 2004 was $152.1 million, whereas the average balance of FHLB and other advances as of September 30, 2003 was $81.1 million. The weighted average rate on FHLB and other advances for the three months ended September 30, 2004 was 3.80%, whereas the weighted average rate on FHLB advances for the three months ended September 30, 2003 was 4.90%.

Provision for loan losses. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on a monthly basis, and by the Board of Directors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Bank's provision for loan losses increased to $193,000 for the three months ended September 30, 2004 from $78,000 for the three months ended September 30, 2003.

Non-interest income. Non-interest income increased to $1.4 million for the three months ended September 30, 2004 from $1.2 million for the three months ended September 30, 2003. Gain on sale of loans decreased to $178,000 for the three months ended September 30, 2004 from $590,000 for the three months ended September 30, 2003. Impairment recognized on mortgage servicing rights for the three months ended September 30, 2004 was $110,653 and $0 for the three months ended September 30, 2003. Service fees and charges increased to $1.2 million for the three months ended September 30, 2004 from $535,000 for the three months ended September 30, 2003. Commissions and other income decreased to $67,000 for the three months ended September 30, 2004 from $33,000 for the three months ended September 30, 2003.

Non-interest expense. Non-interest expense increased to $5.7 million for the three months ended September 30, 2004 from $3.1 million for the three months ended September 30, 2003. Compensation and employee related benefits expense increased to $3.4 million for the three months ended September 30, 2004 from $2.0 million for the three months ended September 30, 2003. Occupancy expense increased to $715,000 for the three months ended September 30, 2004 from $347,000 for the three months ended September 30, 2003. The primary reason for the $368,000 increase in occupancy expense is due to $331,000 from the purchase of Oregon Trail and an increase in additional depreciation from the remodel and expansion of the Orchards branch in Lewiston, Idaho, construction of the Clarkston, Washington building, and new branches in Hayden and Boise, Idaho. Other non-interest expense increased to $1.6 million for the three months ended September 30, 2004 from $843,000 for the three months ended September 30, 2003. This $725,000 increase in other non-interest expense is due to $351,000 from the purchase of Oregon Trail and increases in data processing, postage, insurance, consulting and merchant bank card expenses.

Income tax expense. Income tax expense increased to $620,000 for the three months ended September 30, 2004 from $232,000 for the same time period in 2003. The effective tax rates for the quarters ended September 30, 2004 and 2003 were 27.60% and 25.10% respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General. Net income increased to $3.2 million for the six months ended September 30, 2004 from $1.5 million for the six months ended September 30, 2003, mainly due to the acquisition of Oregon Trail, the purchase of securities, and increases in loan and deposit balances.

Interest income. Net interest income increased to $13.2 million for the six months ended September 30, 2004 from $6.0 million for the six months ended September 30, 2003. Total interest income increased to $19.4 million for the six months ended September 30, 2004 from $10.1 million for the six months ended September 30, 2003. The yield on interest earning assets decreased to 6.19% for the six months ended September 30, 2004 from 6.68% for the six months ended September 30, 2003, which offsets the return on the $334.5 million increase in average interest earning assets. Interest income on loans receivable increased to $16.0 million for the six months ended September 30, 2004 from $8.9 million for the six months ended September 30, 2003. The average balance of loans receivable, including loans held for sale, was $489.7 million in the first half of fiscal 2005 compared to $262.8 million in the first half of fiscal 2004. The yield on loans receivable, including loans held for sale, decreased to 6.57% for the six months ended September 30, 2004 from 6.81% for the six months ended September 30, 2003. Interest income from mortgage-backed securities increased to $1.7 million for the six months ended September 30, 2004 from $348,000 for the six months ended September 30, 2003. The increase is due to interest income from mortgage-backed securities attributable to Oregon Trail and additional income on the purchases of mortgage-backed securities. Interest income from investment securities increased to $948,000 for the six months ended September 30, 2004 from $377,000 for the six months ended September 30, 2003. Total interest income from investment securities attributable to the purchase of Oregon Trail was $593,000.

Interest expense. Interest expense increased to $6.2 million for the six months ended September 30, 2004 from $4.1 million for the same period in 2003. The average deposit balance for the six months ended September 30, 2004 was $422.1 million, whereas the average deposit balance for the six months ended September 30, 2003 was $187.6 million. The weighted average rate on deposits decreased to 1.61% for the six months ended September 30, 2004 from 2.21% for the six months ended September 30, 2003. The average balance of FHLB and other advances for the six months ended September 30, 2004 was $145.0 million, whereas the average balance of FHLB and other advances for the six months ended September 30, 2003 was $80.7 million. The weighted average rate on FHLB advances for the six months ended September 30, 2004 was 3.83%, whereas the weighted average rate on FHLB advances for the six months ended September 30, 2003 was 4.94%.

Provision for loan losses. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions, which may affect the ability of borrowers to repay their loans on a monthly basis and by the Board of Directors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. As a result of this evaluation, the Bank's provision for loan losses increased to $569,000 for the six months ended September 30, 2004 from $256,000 for the six months ended September 30, 2003.

Non-interest income. Non-interest income increased to $3.1 million for the six months ended September 30, 2004 from $2.5 million for the six months ended September 30, 2003. Gain on sale of loans decreased to $682,000 for the six months ended September 30, 2004 from $1.4 million for the six months ended September 30, 2003. Loans sold decreased 55.1% from $103.2 million for the six months ended September 30, 2003 to $46.4 million for the six months ended September 30, 2004. Service fees and charges increased to $2.4 million for the six months ended September 30, 2004 from $1.1 million for the six months ended September 30, 2003. Commissions and other income decreased to $100,000 for the six months ended September 30, 2004 from $67,000 for the six months ended September 30, 2003.

Non-interest expense. Non-interest expense increased to $11.4 million for the six months ended September 30, 2004 from $6.3 million for the six months ended September 30, 2003. Compensation and employee related benefits expense increased to $6.8 million for the six months ended September 30, 2004 from $3.9 million for the six months ended September 30, 2003. Occupancy expense increased to $1.5 million for the six months ended September 30, 2004 from $698,000 for the six months ended September 30, 2003. The primary reason for the $761,000 increase in occupancy expense is due to $647,000 from the purchase of Oregon Trail and an increase in additional depreciation from the remodel and expansion of the Orchards branch in Lewiston, Idaho, construction of the Clarkston, Washington building, and new branches in Hayden and Boise, Idaho. Other non-interest expense increased to $3.1 million for the six months ended September 30, 2004 from $1.7 million for the six months ended September 30, 2003. This $1.4 million increase in other non-interest expense is due to $762,000 from the purchase of Oregon Trail and increases in data processing, postage, insurance, consulting and merchant bank card expenses.

Income tax expense. Income tax expense increased to $1.2 million for the six months ended September 30, 2004 from $560,000 for the same time period in 2003. The effective tax rates for the six months ended September 30, 2004 and 2003 were 28.19% and 27.55% respectively.

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

At September 30, 2004, classified assets of the Company totaled $4.5 million. Assets classified as loss totaled $3,000 and consisted of overdrawn negotiable order of withdrawal ("NOW") accounts. Assets classified as doubtful totaled $12,000 and consisted of one residential loan. Assets classified as substandard totaled $4.4 million, and consisted of $2.9 million of commercial loans, $210,000 of consumer loans, $833,000 of residential loans, and $527,000 of real estate owned and other repossessed assets. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:


                                              At September 30,
                                        ---------------------------
                                            2004           2003
                                        ------------   ------------
                                               (In Thousands)
         Loss                           $          3   $        184
         Doubtful                                 12             18
         Substandard                           4,437          3,142
                                        ------------   ------------
         Total classified assets        $      4,452   $      3,344
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

                                                    Six Months Ending                                Year Ending
                                                    September 30, 2004                              March 31, 2004
                                       --------------------------------------------    --------------------------------------------
                                                        Interest         Average                        Interest         Average
                                         Average           and            Yield/         Average           and            Yield/
                                         Balance        Dividends          Cost          Balance        Dividends          Cost
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                                                          (Dollars in Thousands)
    Interest-earning assets (1):
    Loans receivable:
    Mortgage loans receivable          $    116,399    $      3,760            6.46%   $     74,416    $      5,065            6.81%
    Commercial loans receivable             206,165           6,231            6.12         150,557           9,274            6.20
    Construction loans receivable            48,958           1,954            7.98          36,356           2,832            7.79
    Consumer loans receivable                73,029           2,474            6.78          43,063           3,263            7.58
    Agricultural loans receivable            47,769           1,462            6.12          37,547           2,334            6.22
    Unearned loan fees and
       discounts and allowance
       for loan losses                       (8,198)             --              --          (6,350)             --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
    Loans receivable, net                   484,122          15,881            6.59         335,589          22,768            6.80
    Loans held for sale                       5,597             160            5.72           7,584             399            5.26
    Mortgage-backed securities               72,236           1,651            4.57          35,869           1,850            5.16
    Investment securities                    44,200             948            5.39          24,840           1,161            6.51
    Other earning assets                     38,514             782            5.15          36,000           1,237            4.20
                                       ------------    ------------                    ------------    ------------
    Total interest-earning assets           644,669          19,422            6.19         439,882          27,415            6.41
                                                       ------------                                    ------------

    Non-interest-earning assets              74,071                                          44,684
                                       ------------                                    ------------
    Total assets                       $    718,740                                    $    484,566
                                       ============                                    ============

    Interest-earning liabilities:
    Passbook, NOW and money
       market accounts                 $    225,390    $        708            0.63    $    137,025    $        892            0.65
    Certificates of deposit                 196,747           2,687            2.73         149,626           4,410            2.95
                                       ------------    ------------                    ------------    ------------
    Total deposits                          422,137           3,395            1.61         286,651           5,302            1.85

    Advances from FHLB & other              145,040           2,781            3.83         101,106           4,632            4.58
                                       ------------    ------------                    ------------    ------------
    Total interest-bearing
        liabilities                         567,177           6,176            2.18         387,757           9,934            2.56
                                                       ------------                                    ------------
    Total non-interest-bearing
       deposits                              74,344                            0.00          43,107                            0.00
    Non-interest-bearing
        liabilities                           7,164                            1.93           6,638                            2.31
                                       ------------                                    ------------
    Total liabilities                       648,685                                         437,502
    Total stockholders' equity               70,055                                          47,064
                                       ------------                                    ------------

    Total liabilities and
       total stockholders' equity      $    718,740                                    $    484,566
                                       ============                                    ============

    Net interest income                                $     13,246                                    $     17,481
                                                       ============                                    ============

    Interest rate spread                                                       4.26%                                           4.10%
                                                                       ============                                    ============

    Net interest margin                                        4.27%                                           4.17%
                                                       ============                                    ============

    Ratio of average interest-
       earning assets to average
       interest- bearing liabilities                         100.49%                                         102.09%
                                                       ============                                    ============

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

The primary investing activity of the Company is the origination of loans. During the six months ended September 30, 2004, the Company originated loans based upon new production in the amounts of $232.6 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $11.8 million and $1.8 million for the six months ended September 30, 2004 and 2003, respectively. Proceeds from the sale of loans provided $62.5 million for the six months ended September 30, 2004 and $103.2 million for the six months ended September 30, 2003.

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

The primary financing activities of the Company are customer deposits, brokered deposits and advances from the FHLB-Seattle. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $18.0 million for the six months ended September 30, 2004, which were branch deposits. Deposits increased $17.5 million for the six months ended September 30, 2004 from March 31, 2004. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. FHLB advances totaled $147.8 million at September 30, 2004 and $77.0 million at September 30, 2003, with $51.0 million of the increase attributable to the acquisition of Oregon Trail. The Company also maintains additional credit facilities with US Bank and the Federal Reserve Bank of San Francisco. The Company had $2.0 million of its $3.5 million line of credit outstanding at US Bank as of September 30, 2004. The Company did not have any amounts outstanding under the Federal Reserve Bank of San Francisco as of September 30, 2004 and 2003. The Bank also has used other sources of funding when the need arises, including brokered CDs (up to 15% of assets under current Board policy) and the national CD markets. Cash provided by advances from the FHLB-Seattle and other borrowing facilities was $209.2 million for the six months ended September 30, 2004 and $98.4 million for the six months ended September 30, 2003. Cash used for payments on these advances was $227.4 million for the six months ended September 30, 2004 and $93.5 million for the six months ended September 30, 2003.

At September 30, 2004, the Company held cash and cash equivalents of $31.0 million. In addition, at this date, $18.2 million of the Company's investment securities were classified as available for sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At September 30, 2004, the Company had loan commitments totaling $70.6 million, undisbursed lines of credit totaling $91.0 million, and undisbursed loans in process totaling $29.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2004 totaled $92.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of CDs to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of September 30, 2004, the Bank was in compliance with all regulatory capital requirements effective as of that date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 6.66%, 9.44% and 10.69%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at September 30, 2004 consisted of the following:

                                                                  One Year to    Three Years to
                                                 Less than One  Less than Three  Less than Five  Five Years and
(In Thousands)                        Total           Year          Years             Years          Greater
                                   ------------   ------------   ------------     ------------    ------------
Maturities of advances from FHLB
  and other borrowings             $    149,820   $     64,406   $     32,645     $      8,183    $     44,586
Operating leases future minimum
  rental payments                  $        682   $        219   $        341     $         92    $         30


Other commitments at September 30, 2004 consisted of the following:

                                                                  One Year to    Three Years to
                                                 Less than One  Less than Three  Less than Five  Five Years and
(In Thousands)                        Total           Year          Years             Years          Greater
                                   ------------   ------------   ------------     ------------    ------------
Loan commitments                   $     70,567   $     65,146   $        768     $      1,275    $      3,378
Lines of credit                    $     90,986   $     44,016   $     22,237     $      2,848    $     21,885
Standby letters of credit          $      7,645   $      7,253   $        287     $        105    $         --
Loans in progress                  $     29,331   $     29,331   $         --     $         --    $         --


The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $968,000 for the six months ended September 30, 2004. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

The Company had $7.6 million of performance standby letters of credit at September 30, 2004. The Company records fee income in accordance with FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Accordingly, a liability related to these guarantees has not been recorded in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset sensitivity of the balance sheet at September 30, 2004, the Bank expects to be well positioned to benefit from rising and declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 3.75%, all else being equal. If rates were to sustain an immediate 100 bp decrease, net interest income would be expected to decline by 2.31%, all else being equal. The following reflects the Company's NII sensitivity analysis as of September 30, 2004, March 31, 2004 and September 30, 2004, as compared to the 10.00% Board approved policy limit.

        September 30, 2004:               -100 BP                  Flat                 +200 BP
                                         --------                --------               --------
                                                          (Dollars in Thousands)
        Year 1 NII                       $ 25,508                $ 26,111               $ 27,089
        NII $ Change                    ($    603)                     --               $    978
        NII % Change                        -2.31%                     --                   3.75%


        March 31, 2004:                   -100 BP                  Flat                 +200 BP
                                         --------                --------               --------
                                                          (Dollars in Thousands)
        Year 1 NII                       $ 25,187                $ 25,593               $ 25,995
        NII $ Change                    ($    406)                     --               $    402
        NII % Change                        -1.59%                     --                   1.57%


        September 30, 2003:               -100 BP                  Flat                 +200 BP
                                         --------                --------               --------
                                                          (Dollars in Thousands)
        Year 1 NII                       $ 10,505                $ 11,061               $ 12,000
        NII $ Change                    ($    556)                     --               $    939
        NII % Change                        -5.03%                     --                   8.49%

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


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds


Issuer Purchases of Equity Securities

                                                                                                        Maximum
                                                                                                        Number
                                                                                                       of Shares
                                                                                 Total Number of        that May
                                                                                      Shares            yet be
                                             Total Number         Average          Purchased as        Purchased
                                              of Shares         Price Paid       Part of Publicly      Under the
                Period                        Purchased          per Share        Announced Plan          Plan
---------------------------------------     --------------     --------------     --------------     --------------
July 1, 2004 to July 31, 2004                           --                 --                 --             41,432(1)

August 1, 2004 to August 31, 2004                   41,432              27.26             41,432            147,866(2)

September 1, 2004 to September 30, 2004             52,500              28.91             52,500             95,366
                                            --------------     --------------     --------------     --------------

Total                                               93,932     $        28.18             93,932             95,366
                                            ==============     ==============     ==============     ==============

(1) On November 21, 2003 the Company's Board of Directors authorized a 5% stock repurchase plan, or 146,432 shares of the Company's outstanding common stock. As of July 31, 2004, 105,000 shares were repurchased under this program. The stock repurchase of this plan was completed in August 2004.

(2) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 147,866 shares of the Company's outstanding common stock.


Item 3 - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

   1. The following individuals were elected as directors, each for a three-year term:

                                            Voted For           Votes Withheld
         John W. Gentry                     2,910,703                9,079
         William J. Larson                  2,861,999               57,783
         Larry K. Moxley                    2,907,585               12,197

         The following individual was selected as director for a one-year term:

                                            Voted For         Votes Withheld
         Russell H. Zenner                  2,910,703                9,079

         The terms of Steven R. Cox, Robert S. Coleman, Sr., W. Dean Jurgens, James N. Marker, and Clyde E. Conklin continued after the meeting.

   2. The FirstBank NW Corp. resolution to appoint Moss-Adams, LLP as independent auditors for the Company for the fiscal year ending March 31, 2005 was approved by stockholders by the following vote:

            For  2,892,424 :          Against  19,765:           Abstain  7,593

Item 5 - Other Information

     None.


Item 6 - Exhibits

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


                                  FIRSTBANK NW CORP.


DATED:  November 12, 2004         BY: /s/ CLYDE E. CONKLIN
                                      ----------------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer

                                  BY: /s/ LARRY K. MOXLEY
                                      ----------------------------------------
                                      Larry K. Moxley
                                      Secretary and Chief Financial Officer