Form 10-Q
period 2004-12-31
FIRSTBANK NW CORP
filed 2005-02-08
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                For the quarterly period ended December 31, 2004


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

                      1300 16th Avenue Clarkston, WA 99403
                    (Address of Principal Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 2,917,313 shares outstanding on February 8, 2005.

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                       Page
Item  1.   Financial Statements
           Consolidated Statements of Financial Condition
             December 31, 2004, March 31, 2004, and December 31, 2003                     1
           Consolidated Statements of Income
             For the three months and nine months ended December 31, 2004 and 2003        2
           Consolidated Statements of Comprehensive Income
             For the three months and nine months ended December 31, 2004 and 2003        3
           Consolidated Statements of Cash Flows
             For the three months and nine months ended December 31, 2004 and 2003     4 - 5
           Notes to Consolidated Financial Statements                                  6 - 15

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        16 - 28

Item  3.   Quantitative and Qualitative Disclosures About Market Risk                    29

Item  4.   Controls and Procedures                                                       30



PART II.  OTHER INFORMATION

Item  1.   Legal Proceedings                                                             31
Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds                   31
Item  3.   Defaults Upon Senior Securities                                               31
Item  4.   Submission of Matters to a Vote of Security Holders                           31
Item  5.   Other Information                                                             31
Item  6.   Exhibits                                                                      32



SIGNATURES                                                                               33

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                       FirstBank NW Corp. and Subsidiaries
                                  Consolidated Statements of Financial Condition
                                                   (Unaudited)

                                                                   December 31,      March 31,       December 31,
                                                                      2004             2004             2003
                                                                  -------------    -------------    -------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing deposits                                   $  35,224,254    $  22,328,617    $  15,694,891
  Interest bearing deposits                                           5,153,612       16,066,608        7,767,778
  Federal funds sold                                                         --            1,524            1,521
                                                                  -------------    -------------    -------------
Total cash and cash equivalents                                      40,377,866       38,396,749       23,464,190

Investment securities:
  Held-to-maturity                                                   30,939,854       19,671,109       19,412,008
  Available-for-sale                                                 17,577,436       19,115,839       19,093,938
Mortgage-backed securities:
  Held-to-maturity                                                   22,501,043       22,899,093       23,206,225
  Available-for-sale                                                 42,487,403       54,128,305       58,137,290
Loans receivable, net (Note 4)                                      530,446,560      459,114,307      452,608,688
Loans held for sale                                                   3,376,535        5,253,377        6,889,692
Accrued interest receivable                                           3,230,984        3,348,959        3,391,159
Equity securities, at cost                                           12,810,275       12,505,575       12,384,375
Premises and equipment, net                                          18,627,162       18,274,192       17,987,659
Cash surrender value of bank owned and other insurance policies      22,991,450       22,192,305       21,958,596
Mortgage servicing assets                                               662,324          710,258          689,422
Goodwill and other intangible assets                                 19,769,229       21,049,999       22,785,092
Deferred federal and state income taxes                               1,298,606          222,136          632,190
Other assets                                                          2,473,451        3,349,848        2,626,359
                                                                  -------------    -------------    -------------
TOTAL ASSETS                                                      $ 769,570,178    $ 700,232,051    $ 685,266,883
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                        $ 503,559,027    $ 491,034,638    $ 474,480,326
  Advances from borrowers for taxes and insurance                       465,989          960,648          539,513
  Advances from FHLB and other borrowings (Note 7)                  186,576,705      132,055,692      134,055,650
  Accrued expenses and other liabilities                              7,550,770        6,848,792        7,281,570
                                                                  -------------    -------------    -------------
Total Liabilities                                                   698,152,491      630,899,770      616,357,059
                                                                  -------------    -------------    -------------

Commitments and contingencies
  Stockholders' Equity (Note 8):
  Preferred stock, $0.01 par value, 500,000 shares authorized;
      no shares issued and outstanding                                       --               --               --
  Common stock, $0.01 par value, 5,000,000 shares authorized;
      2,989,262, 2,940,047, and 2,862,331 shares issued;
      2,916,380, 2,860,898 and 2,781,093 shares outstanding              29,929           29,400           28,660
  Additional paid-in-capital                                         45,046,237       45,538,508       46,208,702
  Retained earnings, substantially restricted                        26,523,442       23,275,834       22,154,545
  Unearned ESOP shares                                                 (739,660)        (802,360)        (823,260)
  Deferred compensation                                                      --               --               --
  Accumulated other comprehensive income                                557,739        1,290,899        1,341,177
                                                                  -------------    -------------    -------------
Total Stockholders' Equity                                           71,417,687       69,332,281       68,909,824
                                                                  -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 769,570,178    $ 700,232,051    $ 685,266,883
                                                                  =============    =============    =============

           See accompanying notes to consolidated financial statements

                                      FirstBank NW Corp. and Subsidiaries
                                       Consolidated Statements of Income
                                                  (Unaudited)

                                                          Three Months Ended             Nine months Ended
                                                              December 31,                  December 31,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
Interest income:
  Loans receivable                                    $  8,747,138   $  6,595,161   $ 24,788,699   $ 15,538,408
  Mortgage-backed securities                               744,950        661,547      2,396,177      1,009,247
  Investment securities, taxable                           198,689         50,951        953,047         50,951
  Investment securities, tax-exempt                        329,002        263,890        521,848        640,945
  Other interest earning assets                            349,158        439,002      1,130,974        876,437
                                                      ------------   ------------   ------------   ------------
Total interest income                                   10,368,937      8,010,551     29,790,745     18,115,988
                                                      ------------   ------------   ------------   ------------

Interest expense:
  Deposits                                               1,903,545      1,509,110      5,297,904      3,587,340
  Advances from FHLB and other borrowings                1,462,413      1,285,662      4,243,612      3,278,525
                                                      ------------   ------------   ------------   ------------
Total interest expense                                   3,365,958      2,794,772      9,541,516      6,865,865
                                                      ------------   ------------   ------------   ------------

Net interest income                                      7,002,979      5,215,779     20,249,229     11,250,123
Provision for loan losses                                  470,412        162,459      1,039,548        418,035
                                                      ------------   ------------   ------------   ------------
Net interest income after provision for loan losses      6,532,567      5,053,320     19,209,681     10,832,088
                                                      ------------   ------------   ------------   ------------

Non-interest income:
  Gain on sale of loans                                    259,823        285,751        941,550      1,656,095
  Service fees and other charges                         1,130,246        870,459      3,493,900      1,982,111
  Commissions and other                                     40,915         69,745        141,342        136,291
                                                      ------------   ------------   ------------   ------------
Total non-interest income                                1,430,984      1,225,955      4,576,792      3,774,497
                                                      ------------   ------------   ------------   ------------

Non-interest expense:
  Compensation and employee related benefits             3,679,583      2,853,683     10,521,896      6,729,568
  Occupancy                                                668,312        590,799      2,127,479      1,288,990
  Other                                                  1,547,677      1,277,058      4,644,196      2,997,102
                                                      ------------   ------------   ------------   ------------
Total non-interest expense                               5,895,572      4,721,540     17,293,571     11,015,660
                                                      ------------   ------------   ------------   ------------

Income before income tax expense                         2,067,979      1,557,735      6,492,902      3,590,925
Income tax expense                                         542,006        276,490      1,789,538        836,573
                                                      ------------   ------------   ------------   ------------
Net income                                            $  1,525,973   $  1,281,245   $  4,703,364   $  2,754,352
                                                      ============   ============   ============   ============

Earnings per share (Note 9):
  Net income per share - basic                        $       0.53   $       0.56   $       1.63   $       1.70
  Net income per share - diluted                      $       0.51   $       0.52   $       1.57   $       1.59
  Cash dividends paid per common share                $       0.17   $       0.15   $       0.51   $       0.47
  Weighted average shares outstanding - basic            2,904,719      2,285,027      2,888,281      1,621,314
  Weighted average shares outstanding - diluted          2,984,444      2,483,620      2,997,145      1,731,498

           See accompanying notes to consolidated financial statements

                                            FirstBank NW Corp. and Subsidiaries
                                      Consolidated Statements of Comprehensive Income
                                                        (Unaudited)


                                                                  Three Months Ended                Nine months Ended
                                                                      December 31,                     December 31,
                                                              ----------------------------    ----------------------------
                                                                  2004            2003            2004            2003
                                                              ------------    ------------    ------------    ------------
Net income                                                    $  1,525,973    $  1,281,245    $  4,703,364    $  2,754,352
                                                              ------------    ------------    ------------    ------------
Other comprehensive income (loss), net of tax:
     Change in unrealized gains (losses) on securities;
       available-for-sale, net of tax benefit (expense) of
       $120,669, $(66,594), $452,005, and $(21,924)               (190,651)        105,848        (709,975)         36,798
     Change in unrealized derivative gains on cash flow
        hedge, net of tax benefit (expense) of $0, $23,213,
        $14,991, and $59,669                                            --         (35,883)        (23,174)        (92,236)
                                                              ------------    ------------    ------------    ------------
     Net other comprehensive income (loss)                        (190,651)         69,965        (733,149)        (55,438)
                                                              ------------    ------------    ------------    ------------

Comprehensive income                                          $  1,335,322    $  1,351,210    $  3,970,215    $  2,698,914
                                                              ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                                     FirstBank NW Corp. and Subsidiaries,
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                               Nine months Ended December 31,
                                                                               ------------------------------
                                                                                   2004              2003
                                                                               -------------    -------------
Cash flows from operating activities:
  Net income                                                                   $   4,703,364    $   2,754,352
  Adjustments  to reconcile  net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                                   1,035,058          648,174
    Amortization (accretion) of securities and intangibles, net                     (447,475)        (652,589)
    Provision for loan losses                                                      1,039,548          418,035
    Gain on sale of loans held for sale                                             (875,033)      (2,022,287)
    Proceeds from sale of loans held for sale                                     82,286,671      136,601,823
    Originations of loans held for sale                                          (79,468,279)    (137,576,701)
    Recovery of impairment of mortgage servicing rights                              (66,517)         170,500
    FHLB stock dividends                                                            (304,700)        (276,100)
    ESOP compensation expense                                                        177,482          157,058
    Other (gains) losses, net                                                         27,341            4,012
    Deferred compensation expense                                                         --          156,660
    Deferred income taxes                                                           (427,850)        (396,244)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                     681,028        2,501,144
    Accrued expenses and other liabilities                                           701,978       (2,034,141)
    Income taxes receivable                                                          804,868          283,177
                                                                               -------------    -------------
Net cash provided by (used in) operating activities                                9,867,484          736,873
                                                                               -------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity           337,865          122,862
  Proceeds from maturities of mortgage-backed securities; available-for-sale      13,956,656        5,621,603
  Proceeds from maturities of investment securities; held-to-maturity                 31,924               --
  Proceeds from maturities of investment securities; available-for-sale              213,613              550
  Proceeds from sale of mortgage-backed securities; available-for sale                    --       22,161,946
  Proceeds from sale of investment securities; available-for-sale                    730,000        2,931,538
  Purchase of mortgage-backed securities; held-to-maturity                                --      (21,198,069)
  Purchase of mortgage-backed securities; available-for-sale                      (3,028,594)     (19,467,813)
  Purchase of investment securities; available-for-sale                              (67,774)        (348,502)
  Purchase of investment securities; held-to-maturity                            (11,364,007)     (10,057,574)
  Net change in loans receivable                                                 (72,462,768)      (4,784,020)
  Net cash in acquisition, net                                                            --       24,780,063
  Purchases of premises and equipment                                             (1,482,023)      (2,630,109)
  Proceeds from sale of premises and equipment                                        89,439               --
  Net increase in cash surrender value of life insurance policies                   (799,145)        (386,270)
  Proceeds from sale of real estate owned                                            200,808          586,169
                                                                               -------------    -------------
Net cash provided by (used in) investing activities                              (73,644,006)      (2,667,626)
                                                                               -------------    -------------

                                      FirstBank NW Corp. and Subsidiaries,
                               Consolidated Statements of Cash Flows (continued)
                                                  (Unaudited)

                                                                                 Nine months Ended December 31,
                                                                                 ------------------------------
                                                                                     2004              2003
                                                                                 -------------    -------------
Cash flows from financing activities:
  Cash paid for dividends                                                           (1,466,847)        (811,793)
  Net change in deposits                                                            13,196,098        1,836,739
  Advances (repayments) from borrowers for taxes and insurance                        (494,659)        (658,646)
  Advances from FHLB and other borrowings                                          393,602,000      142,693,794
  Payments on advances from FHLB and other borrowings                             (338,440,761)    (141,277,554)
  Proceeds from stock options                                                        2,009,144          764,237
  Purchase of stock                                                                 (2,647,336)      (1,892,609)
                                                                                 -------------    -------------
Net cash provided by (used in) financing activities                                 65,757,639          654,168
                                                                                 -------------    -------------

Net increase (decrease) in cash and cash equivalents                                 1,981,117       (1,276,585)
Cash and cash equivalents, beginning of period                                      38,396,749       24,740,775
                                                                                 -------------    -------------
Cash and cash equivalents, end of period                                         $  40,377,866    $  23,464,190
                                                                                 =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                    $  10,465,495    $   6,299,280
     Income taxes                                                                $   1,485,049    $     964,366
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax     $    (709,974)   $      36,798
     Unrealized gains (losses) on cash flow hedge derivative, net of tax         $     (23,174)   $     (92,236)
     Loans receivable charged to the allowance for loan losses                   $     451,724    $     128,823
     Transfer from loans converted to real estate acquired through foreclosure   $      99,823    $   1,205,485

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-KSB of FirstBank NW Corp. (the "Company") for the year ended March 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005.

The Company's unaudited consolidated financial statements include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank"), and the Bank's wholly-owned subsidiaries, TriStar Financial Corporation and Pioneer Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                       Three Months Ended               Nine months Ended
                                                           December 31,                    December 31,
                                                   ----------------------------    ----------------------------
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------
   Net income as previously reported               $  1,525,973    $  1,281,245    $  4,703,364    $  2,754,352
   Pro forma adjustment for effect of fair value
        accounting for stock options                       (101)           (152)           (304)           (456)
                                                   ------------    ------------    ------------    ------------
          Pro forma net income                     $  1,525,872    $  1,281,093    $  4,703,060    $  2,753,896
                                                   ============    ============    ============    ============

   Pro forma basic earnings per share              $       0.53    $       0.56    $       1.63    $       1.70
                                                   ============    ============    ============    ============
   Pro forma diluted earnings per share            $       0.51    $       0.52    $       1.57    $       1.59
                                                   ============    ============    ============    ============

Critical Accounting Policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed could be considered critical within the SEC definition. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on a monthly basis, and by the Board of Directors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Mortgage Servicing Rights (MSRs). Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. At least quarterly, the Company engages a qualifies third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes the model applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods.

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

Securities. Estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of the Company's financial condition and results of operations. Many of the securities included in the securities portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities, including Collateralized Mortgage Obligations (CMOs), the amortization or accretion is based on estimated lives of the securities. The lives of the securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the lives of these mortgage-related securities based on information provided by third parties. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated lives of these securities.

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company had goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment.


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

It has been the Company's strategic objective to use capital to support growth. In addition, growth through merger and acquisition has also been a longer-term strategy. Oregon Trail was a potential acquisition candidate because its market area was geographically contiguous to the Company's market area with no overlapping branches and because of its complementary operations and business strategies. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the Board of Directors and management of the Company believed that a combination of the two companies would enhance the Company's competitiveness, and would have a minimal impact on the staff of Oregon Trail. The acquisition doubled the Company's asset size and shares of common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary. Operations have been combined since November 1, 2003. The Company expects the entire amount of goodwill to be deductible for tax purposes.

(3)      SUPPLEMENTAL PRO FORMA INFORMATION

The following table sets forth the supplemental unaudited pro forma condensed combined statement of income for the three months ended December 31, 2004 and 2003, reflecting the acquisition of Oregon Trail by the Company as if it had occurred at the beginning of the periods presented.

                                        FirstBank NW Corp.
                                   Oregon Trail Financial Corp.
                   Unaudited Pro Forma Condensed Combined Statements of Income
                                (In thousands, except share data)

                                                                          Three Months Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
         Total interest income                                       $     10,369    $      9,709
         Total interest expense                                             3,366           3,160
                                                                     ------------    ------------
         Net interest income                                                7,003           6,549
         Provision for loan losses                                            470             906
                                                                     ------------    ------------
         Net interest income after provision for loan losses                6,533           5,643
         Total non-interest income                                          1,431           1,454
         Total non-interest expense                                        (5,896)         (7,408)
                                                                     ------------    ------------
         Income before income tax expense                                   2,068            (311)
         Income tax expense (benefit)                                         542            (354)
                                                                     ------------    ------------
         Net income                                                  $      1,526    $         43
                                                                     ============    ============

         Pro Forma earnings per share:
           Pro Forma net income per share - basic                    $       0.53    $       0.02
           Pro Forma net income per share - diluted                  $       0.51    $       0.01
           Pro Forma weighted average shares outstanding - basic        2,904,719       2,783,744
           Pro Forma weighted average shares outstanding - diluted      2,984,444       3,039,621

(4)      LOANS RECEIVABLE

Loans receivable at December 31, 2004, March 31, 2004, and December 31, 2003 consist of the following:

                                                 December 31,     March 31,    December 31,
                                                     2004           2004           2003
                                                 ------------   ------------   ------------
                                                            (Dollars in Thousands)
         Real estate loans:
              Residential                        $    116,026   $    113,016   $    112,221
              Commercial                              155,340        122,132        122,017
              Agricultural                             19,453         18,567         20,246
              Construction                             58,518         44,536         37,957

         Other loans:
              Commercial (non-real estate)             87,943         75,878         66,966
              Other consumer                           40,027         43,425         51,211
              Home equity                              36,235         24,530         19,667
              Agricultural operating                   26,039         24,876         31,030
                                                 ------------   ------------   ------------

         Total loans receivable                       539,581        466,960        461,315

         Less:
              Unearned loan fees and discounts          2,217          1,532          2,109
              Allowance for loan losses                 6,917          6,314          6,597
                                                 ------------   ------------   ------------

         Loans receivable, net                   $    530,447   $    459,114   $    452,609
                                                 ============   ============   ============


         Loans held for sale                     $      3,377   $      5,253   $      6,890
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

                                              December 31,             March 31,            December 31,
                                                  2004                   2004                   2003
                                           -------------------    -------------------    -------------------
                                                     % of Loans             % of Loans             % of Loans
                                                    in Category            in Category            in Category
                                                      to Total               to Total               to Total
                                            Amount     Loans       Amount     Loans       Amount     Loans
                                           --------   --------    --------   --------    --------   --------
                                                                  (Dollars in Thousands)
         Residential                       $    225      21.50%   $    282      24.20%   $    277      24.32%
         Construction                         1,116      10.85         927       9.54         913       8.23
         Agricultural                           775       8.43         738       9.30         869      11.12
         Commercial                           4,356      45.09       3,630      42.41       2,707      40.97
         Consumer and other loans               445      14.13         737      14.55       1,831      15.36
                                           --------   --------    --------   --------    --------   --------
         Total allowance for loan losses   $  6,917     100.00%   $  6,314     100.00%   $  6,597     100.00%
                                           ========   ========    ========   ========    ========   ========

The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                            Three months       Fiscal Year      Nine months
                                                               Ended             Ending            Ended
                                                            December 31,        March 31,       December 31,
                                                        --------------------    --------    --------------------
                                                          2004        2003        2004        2004        2003
                                                        --------    --------    --------    --------    --------
                                                                         (Dollars in Thousands)
         Balance at beginning of period                 $  6,594    $  3,616    $  3,414    $  6,314    $  3,414
                                                        --------    --------    --------    --------    --------

         Addition through acquisition of Oregon Trail         --       2,863       2,863          --       2,863
         Provision for loan losses                           470         163         395       1,039         419
                                                        --------    --------    --------    --------    --------

         Charge-offs:
              Residential real estate                         --           5          11           7          15
              Commercial real estate                          --          --          19          --          --
              Commercial non-real estate                      --          21         225         211          40
              Consumer and other loans                       158          87         223         316         122
                                                        --------    --------    --------    --------    --------
         Total charge-offs                                   158         113         478         534         177

         Recoveries                                           11          68         120          98          78
                                                        --------    --------    --------    --------    --------

         Net charge-offs                                     147          45         358         436          99
                                                        --------    --------    --------    --------    --------

         Balance at end of period                       $  6,917    $  6,597    $  6,314    $  6,917    $  6,597
                                                        ========    ========    ========    ========    ========

         Net charge-offs to average outstanding loans       0.03%       0.01%       0.10%       0.09%       0.03%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due.

                                                        December 31,   March 31,    December 31,
                                                            2004          2004          2003
                                                         ----------    ----------    ----------
                                                                   (Dollars in Thousands)
         Loans accounted for on a  nonaccrual basis:
         Real estate loans:
            Residential                                  $      497    $      701    $      818
            Construction                                        148           364            --
            Agricultural                                         --            78            --
            Commercial                                          478            --           197
         Commercial non-real estate                               1         1,661           328
         Consumer and other loans                               127            96           115
         Agricultural operating                                  --            --            --
                                                         ----------    ----------    ----------
         Total                                                1,251         2,900         1,458

         Accruing loans which are contractually
           past due 90 days or more                              --            --            --
                                                         ----------    ----------    ----------

         Total of nonaccrual and 90 days past
           due loans                                          1,251         2,900         1,458
         Real estate owned and repossessed assets               470           604           911
                                                         ----------    ----------    ----------
         Total nonperforming loans                            1,721         3,504         2,369

            Restructured loans                                  555           153           228
                                                         ----------    ----------    ----------

          Total nonperforming assets                     $    2,276    $    3,657    $    2,597
                                                         ==========    ==========    ==========

         Nonaccrual and 90 days or more past due
           loans as a percent of loans receivable, net         0.24%         0.63%         0.32%
         Nonaccrual and 90 days or more past
           due loans as a percent of total assets              0.16%         0.41%         0.21%
         Nonperforming assets as a percent of
           total assets                                        0.30%         0.50%         0.38%
         Total nonperforming assets to total loans             0.42%         0.74%         0.53%

(5)      MORTGAGE SERVICING RIGHTS

At December 31, 2004, mortgage servicing rights were $662,000, net of an allowance for impairment on mortgage servicing rights of $360,000. At March 31, 2004, mortgage servicing rights were $710,000, net of an allowance for impairment on mortgage servicing rights of $427,000. At December 31, 2003, mortgage servicing rights were $689,000, net of an allowance for impairment on mortgage servicing rights of $171,000. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the periods indicated:

                                                    Three months          Fiscal Year          Nine months
                                                       Ended                Ending                Ended
                                                    December 31,           March 31,           December 31,
                                              ------------------------    ----------     ------------------------
                                                 2004          2003          2004          2004          2003
                                              ----------    ----------    ----------    ----------    ----------
                                                                     (Dollars in Thousands)
       Beginning Balance                      $      652    $      883    $      826    $      710    $      826
          Additions                                   --            26           199            20           178
          Amortization                               (34)          (49)         (194)         (135)         (144)
          Impairment recovered (recognized)           44          (171)         (121)           67          (171
                                              ----------    ----------    ----------    ----------    ----------
       Ending Balance                         $      662    $      689    $      710    $      662    $      689
                                              ==========    ==========    ==========    ==========    ==========


(6)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2004 was $16.7 million. No impairment loss on goodwill was recorded for the three months ended December 31, 2004, because there were no impairment indicators during the period.

Core deposit intangible at December 31, 2004 was $3.1 million, net of accumulated amortization of $823,000. Amortization expense for the net carrying amount of the core deposit intangible at December 31, 2004 is estimated to be as follows:

        (In Thousands)

        For the three months ended December 31, 2004                    $   176
                                                                        =======
        For the year ended March 31,
          2005                                                              177
          2006                                                              705
          2007                                                              705
          2008                                                              705
          After 2008                                                        761
                                                                        -------
        Estimated total core deposit intangible amortization expense    $ 3,053
                                                                        =======

(7)      ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

The Bank uses advances from the Federal Home Loan Bank of Seattle ("FHLB-Seattle") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB-Seattle up to an amount equal to 30% of total assets, providing that the Bank holds sufficient collateral. Advances from the FHLB-Seattle at December 31, 2004 and 2003 were $184.1 million and $134.1 million, respectively. Advances from US Bank at December 31, 2004 and 2003 were $2.5 million and $0, respectively.

Scheduled maturities of advances from the FHLB-Seattle were as follows:

                                                          One Year to      Five Years to
                                      Less than One     Less than Five     Less than Ten      Greater than
At December 31, 2004:                      Year              Years             Years           Ten Years
                                       -----------        -----------       -----------        ----------
Maturities of advances                 $98,015,966        $41,667,079       $37,666,353        $6,770,307
Range of interest rates                1.96 - 7.01%       3.05 - 7.03%      3.42 - 7.12%       6.66 - 7.10%
Weighted average interest rate             3.14%              4.62%            5.33%               7.03%
Percentage of total advances              53.23%             22.63%            20.46%              3.68%

                                                          One Year to      Five Years to
                                      Less than One     Less than Five     Less than Ten      Greater than
At March 31,2004:                          Year              Years             Years           Ten Years
                                       -----------        -----------       -----------        ----------

Maturities of advances                 $36,640,894        $45,537,886       $42,939,774        $6,937,138
Range of interest rates                1.17 - 5.51%       4.42 - 7.03%      3.33 - 7.12%       6.66 - 7.10%
Weighted average interest rate             2.89%              5.81%            5.10%               7.03%
Percentage of total advances              27.75%             34.48%            32.52%              5.25%

                                                          One Year to      Five Years to
                                      Less than One     Less than Five     Less than Ten      Greater than
At December 31, 2003:                      Year              Years             Years           Ten Years
                                       -----------        -----------       -----------        ----------

Maturities of advances                 $34,249,664        $49,023,770       $43,786,721        $6,995,495
Range of interest rates                1.10 - 5.34%       4.42 - 7.03%      3.33 - 7.12%       6.66 - 7.10%
Weighted average interest rate             2.92%              5.78%            5.10%               7.03%
Percentage of total advances              25.55%             36.57%            32.66%              5.22%


As of December 31, 2004, there were $45.8 million of advances from the FHLB-Seattle that were callable, of which $5.0 million of less than one year advances were callable within one year, $10.8 million of one to less than five year advances were callable within one year, $25.0 million of five to less than ten year advances were callable within year and $5.0 million of five to less than ten year advances were callable within one to less than five years. As of December 31, 2003, there were $45.8 million of advances from the FHLB-Seattle that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $5.8 million of five to less than ten year advances were callable within one year, $15.0 million of five to less than ten year advances were callable within one to less than five years, and $15.0 million of greater than ten year advances were callable within one year.

(8)      DIVIDENDS

On October 26, 2004, the Board of Directors declared a cash dividend of $0.17 per common share to shareholders of record as of November 18, 2004. This dividend was paid on December 3, 2004. On January 20, 2005, the Board of Directors declared a cash dividend of $0.17 per common share to shareholders of record as of February 3, 2005. The dividend will be paid on February 17, 2005.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                   For the Three Months Ended December 31, 2004  For the Nine months Ended December 31, 2004
                                    ------------------------------------------   ------------------------------------------

                                                     Weighted-     Per-Share                     Weighted-      Per-Share
                                     Net Income   Average Shares     Amount       Net Income   Average Shares     Amount
                                    ------------  --------------  ------------   ------------  --------------  ------------
   Basic EPS:
   Income available to common
       Stockholders                 $  1,525,973      2,904,719   $       0.53   $  4,703,364      2,888,281   $       1.63
                                                                  ============                                 ============
   Effect of dilutive securities:
       Stock options                          --         79,725                            --        108,864
                                    ------------   ------------                  ------------   ------------

   Diluted EPS:
     Income available to common
       Stockholders - assumed
       Conversions                  $  1,525,973      2,984,444   $       0.51   $  4,703,364      2,997,145   $       1.57
                                    ============   ============   ============   ============   ============   ============



                                   For the Three Months Ended December 31, 2003  For the Nine months Ended December 31, 2003
                                    ------------------------------------------   ------------------------------------------

                                                     Weighted-     Per-Share                     Weighted-      Per-Share
                                     Net Income   Average Shares     Amount       Net Income   Average Shares     Amount
                                    ------------  --------------  ------------   ------------  --------------  ------------
   Basic EPS:
   Income available to common
       Stockholders                 $  1,281,245      2,285,027   $       0.56   $  2,754,352      1,621,314   $       1.70
                                                                  ============                                 ============
   Effect of dilutive securities:
       Stock Options                          --        198,593                            --        110,184
                                    ------------   ------------                  ------------   ------------

   Diluted EPS:
     Income available to common
       Stockholders - assumed
       Conversions                  $  1,281,245      2,483,620   $       0.52   $  2,754,352      1,731,498   $       1.59
                                    ============   ============   ============   ============   ============   ============


Outstanding options to purchase 157,459 shares and 479,122 shares of the Company's common stock were included in the computation of diluted EPS as of December 31, 2004 and 2003, respectively. There were no outstanding options to purchase shares of the Company's common stock included in the computation of diluted EPS as their effect would have been antidilutive.

(10)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2004. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of December 31, 2004.

Standby letter of credit and financial guarantees, substantially all of which are within the scope of Financial Interpretation No. ("FIN") 45, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2004 and 2003, these commitments totaled $8.6 million and $4.5 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company records fee income in accordance with Financial Accounting Standards Board No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," accordingly, a liability related to these guarantees has been recorded in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."


(11)    EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." This Statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply Statement No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company intends to adopt the provisions of FASB Statement No. 123(R) effective June 30, 2005, and is in the process of evaluating the impact on its consolidated financial position or consolidated results of operations.

In December 2003, the FASB issued Statement No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132, as originally issued, is effective until the provisions of Statement No. 132(R) are fully adopted. All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 15, 2003. Estimated future benefit payments, and all other new disclosure requirements for foreign plans and nonpublic entities are effective for years ending after June 15, 2004. The Company intends to adopt the provisions of FASB Statement No. 132(R) effective March 31, 2005, and does not expect the initial implementation to have a significant impact on its consolidated financial position or consolidated results of operations.

In December 2003, the FASB issued Interpretation Number ("FIN") 46(R), "Consolidation of Variable Interest Entities." This applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applies Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statements requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances), and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after December 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of FASB Statement No. 150 did not have a material impact on the Company's consolidated financial statements.

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

The Company had a swap agreement to exchange monthly payments on a notional amount of $10 million that terminated May 29, 2004. Under this two year agreement, the Company swapped a variable rate payment equal to the prime rate for a 6.32% fixed rate payment. Amounts paid or received on the interest rate swap were included in earnings upon the receipt of interest payments on the underlying hedged loans, including amounts totaling $38,137 and $167,496 that were included in earnings during the nine months ended December 31, 2004 and 2003, respectively. There was no comprehensive income during the quarter ended December 31, 2004 due to the swap agreement terminating prior to this quarter. During the nine months ended December 31, 2004, the Company recorded a debit of $23,174, net of $14,991 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the quarter ended December 31, 2003, the Company recorded a credit of $35,883, net of $23,231 tax, to other comprehensive income arising from the change in value of cash flow hedges. During the nine months ended December 31, 2003, the Company recorded a credit of $92,236, net of $59,669 tax, to other comprehensive income arising from the change in value of cash flow hedges.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, including operating efficiencies, perceived opportunities in the market, potential future credit experience and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, and achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the real estate market in Washington, Idaho and Oregon, the demand for mortgage loans, the Company's ability to successfully integrate the business of Oregon Trail, the realization of expected cost savings or accretion to earnings because of the acquisition of Oregon Trail, competitive conditions between banks and non-bank financial service providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

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

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment; therefore, the discussion in Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. At December 31, 2004, the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon.

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

In April 2002, the Bank opened a loan production office in Boise, Idaho for mortgage real estate lending. In August 2002, the Bank opened a loan production office in Spokane, Washington for commercial lending. In May 2003, the Bank completed remodeling and expanding its Orchards Branch in Lewiston, Idaho. In July 2003, the Bank completed the construction of the Clarkston, Washington building. In November 2003, the Bank opened a commercial loan center in the current mortgage real estate loan center in Boise, Idaho. In January 2004, the Bank opened a residential loan center in the current commercial loan center in Spokane, Washington. In February 2004, the Bank completed construction and opened a new branch in Hayden, Idaho. In April 2004, the Bank opened a retail deposit facility in Boise, Idaho. In October 2004, the Bank opened a loan production office in Nampa, Idaho for mortgage real estate lending.

The Company's core processing system was not combined when the Company acquired Oregon Trail Financial Corporation. In December 2004, the Company converted the entire core processing system into one system to increase efficiencies. The one-time expenses related to the conversion and training increased expenses during the quarter ended December 31, 2004 by $32,500 and the nine month period ended December 31, 2004 by $198,000. Capitalized costs related to the conversion at January 31, 2005 were $537,500.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed could be considered critical within the SEC definition. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on a monthly basis, and by the Board of Directors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Mortgage Servicing Rights (MSRs). Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. At least quarterly, the Company engages a qualifies third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes the model applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods.

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

Securities. Estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of the Company's financial condition and results of operations. Many of the securities included in the securities portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities, including Collateralized Mortgage Obligations (CMOs), the amortization or accretion is based on estimated lives of the securities. The lives of the securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the lives of these mortgage-related securities based on information provided by third parties. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated lives of these securities.

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company had goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND MARCH 31, 2004

Assets. Total assets increased by 9.9% to $769.6 million at December 31, 2004 from $700.2 million at March 31, 2004. This increase is mainly due to loan growth and purchases of securities.

Cash and cash equivalents increased to $40.4 million at December 31, 2004 from $38.4 million at March 31, 2004 as a result of an increase in non-interest bearing deposits of $12.9 million, offset by a decrease in interest bearing deposits of $10.9 million. Held-to-maturity investment securities increased to $30.9 million at December 31, 2004 from $19.7 million at March 31, 2004 due to purchases of securities in the first quarter. Available-for-sale investment securities decreased $1.5 million. Available-for-sale mortgage-backed securities decreased $11.6 million as a result of $14.0 million in principal pay downs, $0.6 million in amortization, and $3.0 in purchases. Net loans receivable, including loans held for sale, increased to $533.8 million at December 31, 2004 from $464.4 million at March 31, 2004. Total loans receivable increased to $539.6 million at December 31, 2004 from $467.0 million at March 31, 2004. This change in total loans receivable resulted from increases in residential real estate loans of $3.0 million, commercial real estate loans of $33.2 million, agricultural real estate loans of $0.9 million, construction real estate loans of $14.0 million, commercial business loans of $12.1 million, consumer loans of $8.3 million, and agricultural operating loans of $1.1 million. Loans held for sale decreased to $3.4 million at December 31, 2004 from $5.3 million at March 31, 2004. Accrued interest receivable decreased to $3.2 million at December 31, 2004 from $3.3 million at March 31, 2004. The decrease in accrued interest receivable is a result of the change in the mix of our loan portfolio. The loan portfolio has increased, but the run off of the higher interest rate loans that existed last period has caused the accrued interest receivable at December 31, 2004 to be less than March 31, 2004.

Equity securities, including FHLB stock, increased to $12.8 million at December 31, 2004 from $12.5 million at March 31, 2004. Net premises and equipment increased to $18.6 million at December 31, 2004 from $18.3 million at March 31, 2004. FHLB of Seattle has lowered its dividend payout and has changed its method of calculating the dividend payout based on earnings from the prior quarter, subject to certain limitations. For additional information see `News' under `Our Company' on the fhlbsea.com website. The dividend declared and paid for the quarter ended March 31, 2004 was 4.0% on class B(1) stock and 0.641% on class B(2) stock. The dividend declared and paid for the quarter ended June 30, 2004 was 4.0% on class B(1) stock and 0.771% on class B(2) stock. The dividend declared and paid for the quarter ended September 30, 2004 was 3.5% on class B(1) stock and 1.104% on class B(2) stock. FHLB elected not to declared or pay dividends for the quarter ended December 30, 2004 on class B(1) or class B(2) stock. The dividend declared and paid for the quarter ended March 31, 2005 is 1.63% on class B(1) stock and 1.50% on class B(2) stock. The Company will recognize this lower return on equity securities on its statement of financial condition and results of operations. Cash surrender value of bank owned and other insurance policies increased to $23.0 million at December 31, 2004 from $22.2 million at March 31, 2004. Mortgage servicing assets decreased to $662,000 at December 31, 2004 from $710,000 at March 31, 2004 due to capitalization of $20,000, amortization of $134,000 and impairment recovery of $66,000. Goodwill and other intangible assets decreased to $19.8 million at December 31, 2004 from $21.0 million at March 31, 2004 primarily due to a $536,000 decrease in core deposit intangible from amortization and a decrease of $744,000 in goodwill from tax benefits on exercises of stock options purchased in the acquisition of Oregon Trail. Deferred income taxes increased to $1.3 million at December 31, 2004 from $222,000 at March 31, 2004 due to the change in the mark to market value on available for sale securities and deferred tax liability on allowance for loan losses. Other assets decreased to $2.5 million at December 31, 2004 from $3.3 million at March 31, 2004.

Liabilities. Deposits increased to $503.6 million at December 31, 2004 from $491.0 million at March 31, 2004, as a result of increases in savings deposits of $1.8 million, money market accounts of $2.2 million, non-interest checking accounts of $18.2 million, and certificates of deposit ("CDs") of $4.0 million, partially offset by a decrease in interest checking accounts of $13.6 million. Advances from borrowers for taxes and insurance decreased to $466,000 at December 31, 2004 from $961,000 at March 31, 2004 due to a $11.0 million decrease in the loan servicing portfolio. FHLB advances and other borrowings increased to $186.6 million at December 31, 2004 from $132.1 million at March 31, 2004 to fund loan growth. Accrued expenses and other liabilities increased to $7.6 million at December 31, 2004 from $6.8 million at March 31, 2004.

Stockholders' Equity. Additional paid-in-capital decreased $492,000 to $45.0 million at December 31, 2004 from $45.5 million at March 31, 2004 due to $2.6 million in repurchase of common stock, $2.0 million in stock issued from the exercise of stock options, and $115,000 in ESOP shares released. Retained earnings increased $3.2 million to $26.5 million at December 31, 2004 from $23.3 million at March 31, 2004 as a result of $4.7 million net income offset by $1.5 million in dividends paid. Accumulated other comprehensive income decreased $733,000 to $558,000 at December 31, 2004 from $1.3 million at March 31, 2004 as a result of changes in unrealized losses on available-for-sale securities, net of tax benefit.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

Assets. Assets increased to $769.6 million at December 31, 2004 from $685.3 million at December 31, 2003. On October 31, 2003, assets increased by $371.1 million in connection with the acquisition of Oregon Trail. This increase is mainly due to increases in cash and cash equivalents, loan growth, and purchases of securities.

Cash and cash equivalents increased to $40.4 million at December 31, 2004 from $23.5 million at December 31, 2003 as a result of an increase in non-interest bearing deposits of $19.5 million, and a decrease in interest bearing deposits of $2.6 million. Investment securities increased $10.0 million, which is due to purchases of securities of $11.6 million, sales and maturities of $1.1 million and a $507,000 net decrease in amortization and market value. Mortgage-backed securities decreased $16.4 million due to purchases of $3.0 million, payments from maturities of $18.8 million and a $634,000 net decrease in amortization and market value changes. Net loans receivable, including loans held for sale, increased to $533.8 million at December 31, 2004 from $459.5 million at December 31, 2003. Total loans receivable increased to $539.6 million at December 31, 2004 from $461.3 million at December 31, 2003. This change resulted from increases in residential real estate loans of $3.8 million, commercial real estate loans of $33.3 million, construction real estate loans of $20.5 million, commercial business loans of $21.0 million, consumer loans of $5.3 million, and decreases in agricultural real estate loans of $0.8 million and agricultural operating loans of $5.0 million. Loans held for sale decreased to $3.4 million at December 31, 2004 from $6.9 million at December 31, 2003 due to the timing of loans sold at December 31, 2003. The mix of loans has changed reflecting the Company's community banking strategy. Accrued interest receivable decreased to $3.2 million at December 31, 2004 from $3.4 million at December 31, 2003. The decrease in accrued interest receivable is a result of the change in the mix of our loan portfolio. The loan portfolio has increased, but the run off of the higher interest rate loans that existed last period has caused the accrued interest receivable at December 31, 2004 to be less than December 31, 2003.

Equity securities, including FHLB stock, increased to $12.8 million at December 31, 2004 from $12.4 million at December 31, 2003. FHLB of Seattle has lowered its dividend payout and has changed its method of calculating the dividend payout based on earnings from the prior quarter, subject to certain limitations. For additional information see `News' under `Our Company' on the fhlbsea.com website. The dividend declared and paid for the quarter ended March 31, 2004 was 4.0% on class B(1) stock and 0.641% on class B(2) stock. The dividend declared and paid for the quarter ended June 30, 2004 was 4.0% on class B(1) stock and 0.771% on class B(2) stock. The dividend declared and paid for the quarter ended September 30, 2004 was 3.5% on class B(1) stock and 1.104% on class B(2) stock. FHLB elected not to declared or pay dividends for the quarter ended December 30, 2004 on class B(1) or class B(2) stock. The dividend declared and paid for the quarter ended March 31, 2005 is 1.63% on class B(1) stock and 1.50% on class B(2) stock. The Company will recognize this lower return on equity securities on its statement of financial condition and results of operations. Net premises and equipment increased to $18.6 million at December 31, 2004 from $18.0 million at December 31, 2003. Cash surrender value of bank owned and other insurance policies increased to $23.0 million at December 31, 2004 from $22.0 million at December 31, 2003. Mortgage servicing assets decreased to $662,000 at December 31, 2004 from $689,000 at December 31, 2003 due to capitalization of $41,000, amortization of $184,000 and impairment recovery of $116,000 for the period ending December 31, 2004. Goodwill and other intangible assets decreased to $19.8 million at December 31, 2004 from $22.8 million at December 31, 2003 primarily due to a decrease in core deposit intangible from amortization and a decrease in goodwill from tax benefits on exercises of stock options purchased in the acquisition of Oregon Trail. Other assets decreased to $2.5 million at December 31, 2004 from $2.6 million at December 31, 2003.

Liabilities. Deposits increased to $503.6 million at December 31, 2004 from $474.5 million at December 31, 2003 as a result of a change in the mix of deposits, with increases of $4.0 million in savings deposits, $6.9 million in money market accounts, $37.7 million in non-interest bearing checking accounts, $6.0 million in brokered CDs, and decreases of $21.3 million in interest bearing checking accounts and $4.2 million in CDs. FHLB advances and other borrowings increased to $186.6 million at December 31, 2004 from $134.1 million at December 31, 2003 due to funding loan growth. Accrued expenses and other liabilities increased to $7.6 million at December 31, 2004 from $7.3 million at December 31, 2003.

Stockholders' Equity. Additional paid-in-capital decreased $1.2 million to $45.0 million at December 31, 2004 from $46.2 million at December 31, 2003 due to $5.9 million in repurchase of common stock, and $4.2 million in stock issued from the exercise of stock options. Retained earnings increased $4.3 million to $26.5 million at December 31, 2004 from $22.2 million at December 31, 2003 as a result of $6.3 million net income and $2.0 million in dividends paid. Accumulated other comprehensive income decreased $783,000 to $558,000 at December 31, 2004 from $1.3 million at December 31, 2003 as a result of changes in unrealized losses on available-for-sale securities, net of tax benefit.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

General. The Company acquired Oregon Trail Financial Corporation (OTFC) on October 31, 2003 causing the results of operations to increase for the three months ended December 31, 2004 from the three months ended December 31, 2003. For the three months ended December 31, 2003 the results of operations exclude October 2003 OTFC operations and the three months ended December 31, 2004 include a full period of combined operations. Net income increased to $1.5 million for the three months ended December 31, 2004 from $1.3 million for the three months ended December 31, 2003, mainly as a result of the acquisition of Oregon Trail, the purchase of securities, and increases in loan and deposit balances.

Interest income. Net interest income increased to $7.0 million for the three months ended December 31, 2004 from $5.2 million for the three months ended December 31, 2003. Total interest income increased to $10.4 million for the three months ended December 31, 2004 from $8.0 million for the three months ended December 31, 2003. The yield on interest earning assets decreased to 6.34% for the three months ended December 31, 2004 from 6.36% for the three months ended December 31, 2003. The average interest earning assets increased to $668.8 million for the three months ended December 31, 2004 from $517.1 for the three months ended December 31, 2003. Interest income on loans receivable increased to $8.7 million for the three months ended December 31, 2004 from $6.6 million for the three months ended December 31, 2003. The average balance of loans receivable, including loans held for sale, was $514.7 million in the third quarter of fiscal 2005 compared to $389.2 million in the third quarter of fiscal 2004. The yield on loans receivable, excluding loans held for sale, increased to 6.85% for the three months ended December 31, 2004 from 6.84% for the three months ended December 31, 2003. Interest income from mortgage-backed securities increased to $745,000 for the three months ended December 31, 2004 from $662,000 for the three months ended December 31, 2003. The increase is due to additional income on the purchases of mortgage-backed securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden and Boise, Idaho. Interest income from investment securities increased to $528,000 for the three months ended December 31, 2004 from $315,000 for the three months ended December 31, 2003. Interest income from FHLB dividends in other interest earning assets for the three months ended December 31, 2004 and 2003 is $73,000 and $125,000, respectively. FHLB of Seattle has lowered its dividend payout and has changed its method of calculating the dividend payout based on earnings from the prior quarter, subject to certain limitations. For additional information see `News' under `Our Company' on the fhlbsea.com website. The dividend declared and paid for the quarter ended March 31, 2004 was 4.0% on class B(1) stock and 0.641% on class B(2) stock. The dividend declared and paid for the quarter ended June 30, 2004 was 4.0% on class B(1) stock and 0.771% on class B(2) stock. The dividend declared and paid for the quarter ended September 30, 2004 was 3.5% on class B(1) stock and 1.104% on class B(2) stock. FHLB elected not to declared or pay dividends for the quarter ended December 30, 2004 on class B(1) or class B(2) stock. The dividend declared and paid for the quarter ended March 31, 2005 is 1.63% on class B(1) stock and 1.50% on class B(2) stock. The Company will recognize this lower return on equity securities on its statement of financial condition and results of operations.

Interest expense. Interest expense increased to $3.4 million for the three months ended December 31, 2004 from $2.8 million for the same period in 2003. The average deposit balance for the three months ended December 31, 2004 was $443.4 million, whereas the average deposit balance for the three months ended December 31, 2003 was $347.0 million. The weighted average rate on deposits decreased to 1.72% for the three months ended December 31, 2004 from 1.82% for the three months ended December 31, 2003. The average balance of FHLB and other advances for the three months ended December 31, 2004 was $153.1 million, whereas the average balance of FHLB and other advances as of December 31, 2003 was $108.1 million. The weighted average rate on FHLB and other advances for the three months ended December 31, 2004 was 3.82%, whereas the weighted average rate on FHLB advances for the three months ended December 31, 2003 was 4.76%.

Provision for loan losses. As a result of the Company's evaluation of allowance for loan losses discussed in the critical accounting policies, the Bank's provision for loan losses increased to $470,000 for the three months ended December 31, 2004 from $162,000 for the three months ended December 31, 2003. The Company acquired Oregon Trail Financial Corporation (OTFC) on October 31, 2003 causing the results of operations to increase for the three months ended December 31, 2004 from the three months ended December 31, 2003. For the three months ended December 31, 2003 the results of operations exclude October 2003 OTFC operations and the three months ended December 31, 2004 include a full period of combined operations.

Non-interest income. Non-interest income increased to $1.4 million for the three months ended December 31, 2004 from $1.2 million for the three months ended December 31, 2003. Gain on sale of loans decreased to $260,000 for the three months ended December 31, 2004 from $286,000 for the three months ended December 31, 2003. Impairment allowance recovery recognized on mortgage servicing assets for the three months ended December 31, 2004 was $44,000. Impairment recognized on mortgage servicing rights for the three months ended December 31, 2003 was $171,000. Service fees and charges increased to $1.1 million for the three months ended December 31, 2004 from $870,000 for the three months ended December 31, 2003. Commissions and other income decreased to $41,000 for the three months ended December 31, 2004 from $70,000 for the three months ended December 31, 2003.

Non-interest expense. Non-interest expense increased to $5.9 million for the three months ended December 31, 2004 from $4.7 million for the three months ended December 31, 2003. Compensation and employee related benefits expense increased to $3.7 million for the three months ended December 31, 2004 from $2.9 million for the three months ended December 31, 2003. Occupancy expense increased to $668,000 for the three months ended December 31, 2004 from $591,000 for the three months ended December 31, 2003. The primary reason for the $77,000 increase in occupancy expense is due to additional building depreciation of $36,000 from construction of new branches in Hayden, Idaho, and additional building rent of $16,000 on loan production centers in Boise, Idaho, Spokane, Washington and Nampa, Idaho. Other non-interest expense increased to $1.5 million for the three months ended December 31, 2004 from $1.3 million for the three months ended December 31, 2003. This $271,000 increase in other non-interest expense is due to increases in data processing, postage, insurance, professional services and merchant bank card expenses.

Income tax expense. Income tax expense increased to $542,000 for the three months ended December 31, 2004 from $276,000 for the same time period in 2003. The effective tax rates for the quarters ended December 31, 2004 and 2003 were 26.21% and 17.75% respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

General. The Company acquired Oregon Trail Financial Corporation (OTFC) on October 31, 2003 causing the results of operations to increase for the nine months ended December 31, 2004 from the nine months ended December 31, 2003. For the nine months ended December 31, 2003 the results of operations exclude seven months ending October 2003 of OTFC operations and the nine months ended December 31, 2004 include a full period of combined operations. Net income increased to $4.7 million for the nine months ended December 31, 2004 from $2.8 million for the nine months ended December 31, 2003, mainly as a result of the acquisition of Oregon Trail, the purchase of securities, and increases in loan and deposit balances.

Interest income. Net interest income increased to $20.2 million for the nine months ended December 31, 2004 from $11.3 million for the nine months ended December 31, 2003. Total interest income increased to $29.8 million for the nine months ended December 31, 2004 from $18.1 million for the nine months ended December 31, 2003. The yield on interest earning assets decreased to 6.24% for the nine months ended December 31, 2004 from 6.53% for the nine months ended December 31, 2003, which offsets the return on the $273.6 million increase in average interest earning assets. Interest income on loans receivable increased to $24.8 million for the nine months ended December 31, 2004 from $15.5 million for the nine months ended December 31, 2003. The average balance of loans receivable, including loans held for sale, was $498.1 million in the first nine months of fiscal 2005 compared to $305.0 million in the first nine months of fiscal 2004. The yield on loans receivable, excluding loans held for sale, decreased to 6.68% for the nine months ended December 31, 2004 from 6.80% for the nine months ended December 31, 2003. Interest income from mortgage-backed securities increased to $2.4 million for the nine months ended December 31, 2004 from $1.0 million for the nine months ended December 31, 2003. The increase is due to interest income from mortgage-backed securities attributable to Oregon Trail and additional income on the purchases of mortgage-backed securities. Interest income from investment securities increased to $1.5 million for the nine months ended December 31, 2004 from $692,000 for the nine months ended December 31, 2003. Interest income from FHLB dividends in other interest earning assets for the nine months ended December 31, 2004 and 2003 is $305,000 and $276,000, respectively. FHLB of Seattle has lowered its dividend payout and has changed its method of calculating the dividend payout based on earnings from the prior quarter, subject to certain limitations. For additional information see `News' under `Our Company' on the fhlbsea.com website. The dividend declared and paid for the quarter ended March 31, 2004 was 4.0% on class B(1) stock and 0.641% on class B(2) stock. The dividend declared and paid for the quarter ended June 30, 2004 was 4.0% on class B(1) stock and 0.771% on class B(2) stock. The dividend declared and paid for the quarter ended September 30, 2004 was 3.5% on class B(1) stock and 1.104% on class B(2) stock. FHLB elected not to declared or pay dividends for the quarter ended December 30, 2004 on class B(1) or class B(2) stock. The dividend declared and paid for the quarter ended March 31, 2005 is 1.63% on class B(1) stock and 1.50% on class B(2) stock. The Company will recognize this lower return on equity securities on its statement of financial condition and results of operations.

Interest expense. Interest expense increased to $9.5 million for the nine months ended December 31, 2004 from $6.9 million for the same period in 2003. The average deposit balance for the nine months ended December 31, 2004 was $431.7 million, whereas the average deposit balance for the nine months ended December 31, 2003 was $240.8 million. The weighted average rate on deposits decreased to 1.64% for the nine months ended December 31, 2004 from 2.02% for the nine months ended December 31, 2003. The average balance of FHLB and other advances for the nine months ended December 31, 2004 was $147.7 million, whereas the average balance of FHLB and other advances for the nine months ended December 31, 2003 was $89.8 million. The weighted average rate on FHLB and other advances for the nine months ended December 31, 2004 was 3.83%, whereas the weighted average rate on FHLB and other advances for the nine months ended December 31, 2003 was 5.08%.

Provision for loan losses. As a result of the Company's evaluation of allowance for loan losses discussed in the critical accounting policies, the Bank's provision for loan losses increased to $1.0 million for the nine months ended December 31, 2004 from $418,000 for the nine months ended December 31, 2003. The Company acquired Oregon Trail Financial Corporation (OTFC) on October 31, 2003 causing the results of operations to increase for the nine months ended December 31, 2004 from the nine months ended December 31, 2003. For the nine months ended December 31, 2003 the results of operations exclude seven months ending October 2003 of OTFC operations and the nine months ended December 31, 2004 include a full period of combined operations.

Non-interest income. Non-interest income increased to $4.6 million for the nine months ended December 31, 2004 from $3.8 million for the nine months ended December 31, 2003. Gain on sale of loans decreased to $942,000 for the nine months ended December 31, 2004 from $1.7 million for the nine months ended December 31, 2003. Loans sold decreased 39.8% from $136.6 million for the nine months ended December 31, 2003 to $82.3 million for the nine months ended December 31, 2004. Service fees and charges increased to $3.5 million for the nine months ended December 31, 2004 from $2.0 million for the nine months ended December 31, 2003. Commissions and other income increased to $141,000 for the nine months ended December 31, 2004 from $136,000 for the nine months ended December 31, 2003.

Non-interest expense. Non-interest expense increased to $17.3 million for the nine months ended December 31, 2004 from $11.0 million for the nine months ended December 31, 2003. Compensation and employee related benefits expense increased to $10.5 million for the nine months ended December 31, 2004 from $6.7 million for the nine months ended December 31, 2003. Occupancy expense increased to $2.1 million for the nine months ended December 31, 2004 from $1.3 million for the nine months ended December 31, 2003. The primary reason for the $838,000 increase in occupancy expense is due to additional property expenses from the purchase of Oregon Trail and an increase in expenses from the expansion of facilities in Spokane, Washington, Boise and Nampa, Idaho, remodel and expansion of the Orchards branch in Lewiston, Idaho, construction of the Clarkston, Washington building, and new branches in Hayden and Boise, Idaho. Other non-interest expense increased to $4.6 million for the nine months ended December 31, 2004 from $3.0 million for the nine months ended December 31, 2003. This $1.6 million increase in other non-interest expense is due to additional expenses from the purchase of Oregon Trail and increases in data processing, postage, insurance, consulting and merchant bank card expenses.

Income tax expense. Income tax expense increased to $1.8 million for the nine months ended December 31, 2004 from $837,000 for the same time period in 2003. The effective tax rates for the nine months ended December 31, 2004 and 2003 were 27.56% and 23.30% respectively. The decrease in the effective tax rate is due to the recognition of tax benefits from moving the administrative offices to the state of Washington which does not impose a state income tax.

Asset Classification

The State of Washington has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, State of Washington examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution charges off the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and are monitored by the Company.

At December 31, 2004, classified assets of the Company totaled $4.2 million. There were no assets classified as doubtful. Assets classified as substandard totaled $4.2 million, and consisted of $2.9 million of commercial loans, $259,000 of consumer loans, $987,000 of residential loans, and $470,000 of real estate owned and other repossessed assets. The substandard commercial loans include 22 loans with 15 borrowers, of which $2.3 million have specific reserve allocations. The substandard consumer loans include 29 loans with 26 borrowers. The substandard residential loans include 12 loans to 10 borrowers. At December 31, 2004, real estate owned consists of one property, and other repossessed assets include seven automobiles. The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:


                                             At December 31,
                                         -----------------------
                                            2004         2003
                                         ----------   ----------
                                              (In Thousands)
               Doubtful                          --          144
               Substandard                    4,168        4,298
                                         ----------   ----------
               Total classified assets   $    4,168   $    4,442
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

                                                 Three months Ending                          Three months Ending
                                                  December 31, 2004                            December 31, 2003
                                      -----------------------------------------    -----------------------------------------
                                                      Interest       Average                       Interest       Average
                                        Average          and          Yield/         Average          and          Yield/
                                        Balance       Dividends      Cost (1)        Balance       Dividends      Cost (2)
                                      -----------    -----------    -----------    -----------    -----------    -----------
                                                                       (Dollars in Thousands)
   Interest-earning assets (3):
   Loans receivable:
   Mortgage loans                     $   116,264    $     1,814           6.24%   $    91,482    $     1,549           6.77%
   Commercial loans                       227,170          3,749           6.67        163,955          2,532           6.26
   Construction loans                      53,452          1,140           8.53         35,980            699           7.77
   Consumer loans                          75,156          1,246           6.63         54,210          1,016           7.50
   Agricultural loans                      46,667            742           6.36         43,436            697           6.42
   Unearned loan fees and
      discounts and allowance
      for loan losses                      (8,787)            --             --         (7,187)            --             --
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Loans receivable, net                  509,922          8,691           6.85        381,876          6,493           6.84
   Loans held for sale                      4,811             56           4.66          7,345            102           5.55
   Mortgage-backed securities              66,831            745           4.46         46,500            662           5.69
   Investment securities                   48,876            528           5.07         26,671            315           6.07
   Other earning assets                    38,357            349           4.73         54,676            439           3.86
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-earning assets          668,797         10,369           6.35        517,068          8,011           6.36
                                                     -----------    -----------                   -----------    -----------

   Non-interest-earning assets             81,031                                       55,311
                                      -----------                                  -----------
   Total assets                       $   749,828                                  $   572,379
                                      ===========                                  ===========

   Interest-earning liabilities:
   Passbook, NOW and money
      market accounts                 $   239,724    $       415           0.69    $   174,430    $       291           0.67
   Certificates of deposit                203,696          1,489           2.92        172,611          1,218           2.82
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Total deposits                         443,420          1,904           1.72        347,041          1,509           1.74

   Advances from FHLB & other             153,079          1,462           3.82        108,067          1,286           4.76
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-bearing
       liabilities                        596,499          3,366           2.26        455,108          2,795           2.46
                                                     -----------                                  -----------
   Total non-interest-bearing
      deposits                             74,926                          0.00         52,399                          0.00
                                      -----------                   -----------    -----------                   -----------
   Total deposits and
      borrowed funds                      671,425                          2.01        507,507                          2.20
                                                                    -----------                                  -----------
   Non-interest-bearing
       liabilities                          7,207                                        7,946
                                      -----------                                  -----------
   Total liabilities                      678,632                                      515,453
   Total stockholders' equity              71,196                                       56,926
                                      -----------                                  -----------

   Total liabilities and
      total stockholders' equity      $   749,828                                  $   572,379
                                      ===========                                  ===========

   Net interest income                               $     7,003                                  $     5,216
                                                     ===========                                  ===========

   Interest rate spread                                                    4.34%                                        4.16%
                                                                    ===========                                  ===========

   Net interest margin                                      4.33%                                        4.25%
                                                     ===========                                  ===========

   Ratio of average interest-
      earning assets to average
      interest- bearing liabilities                        99.61%                                      101.88%
                                                     ===========                                  ===========

                                                  Nine months Ending                           Nine months Ending
                                                  December 31, 2004                            December 31, 2003
                                      -----------------------------------------    -----------------------------------------
                                                      Interest       Average                       Interest       Average
                                        Average          and          Yield/         Average          and          Yield/
                                        Balance       Dividends      Cost (4)        Balance       Dividends      Cost (5)
                                      -----------    -----------    -----------    -----------    -----------    -----------
                                                                       (Dollars in Thousands)
   Interest-earning assets (3):
   Loans receivable:
   Mortgage loans                     $   116,354    $     5,574           6.39%   $    62,030    $     3,238           6.96%
   Commercial loans                       213,192          9,980           6.31        136,578          6,316           6.21
   Construction loans                      50,461          3,094           8.18         34,359          2,027           7.87
   Consumer loans                          73,740          3,720           6.73         34,366          2,011           7.80
   Agricultural loans                      47,401          2,204           6.20         35,046          1,627           6.19
   Unearned loan fees and
      discounts and allowance
      for loan losses                      (8,395)            --             --         (5,598)            --             --
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Loans receivable, net                  492,753         24,572           6.68        296,781         15,219           6.86
   Loans held for sale                      5,334            216           5.40          8,185            319           5.20
   Mortgage-backed securities              70,428          2,396           4.54         21,374          1,010           6.30
   Investment securities                   45,764          1,476           5.28         20,321            692           6.10
   Other earning assets                    38,462          1,131           5.01         32,486            877           4.35
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-earning assets          652,741         29,791           6.24        379,147         18,117           6.53
                                                     -----------    -----------                   -----------    -----------

   Non-interest-earning assets             76,400                                       36,783
                                      -----------                                  -----------
   Total assets                       $   729,141                                  $   415,930
                                      ===========                                  ===========

   Interest-earning liabilities:
   Passbook, NOW and money
      market accounts                 $   231,657    $     1,123           0.65    $   107,912    $       528           0.65
   Certificates of deposit                200,050          4,176           2.78        132,855          3,126           3.14
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Total deposits                         431,707          5,299           1.64        240,767          3,654           2.02

   Advances from FHLB & other             147,729          4,243           3.83         89,842          3,424           5.08
                                      -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-bearing
       liabilities                        579,436          9,542           2.20        330,609          7,078           2.85
                                                     -----------                                  -----------
   Total non-interest-bearing
      deposits                             72,089                          0.00         39,422                          0.00
                                      -----------                                  -----------
   Total deposits and
      borrowed funds                      651,525                          1.95        370,031                          2.55
                                                                    -----------                                  -----------
   Non-interest-bearing
       liabilities                          7,179                                        6,253
                                      -----------                                  -----------
   Total liabilities                      658,704                                      376,284
   Total stockholders' equity              70,437                                       39,646
                                      -----------                                  -----------

   Total liabilities and
      total stockholders' equity      $   729,141                                  $   415,930
                                      ===========                                  ===========

   Net interest income                               $    20,249                                  $    11,039
                                                     ===========                                  ===========

   Interest rate spread                                                    4.29%                                        3.68%
                                                                    ===========                                  ===========

   Net interest margin                                      4.29%                                        4.07%
                                                     ===========                                  ===========

   Ratio of average interest-
      earning assets to average
      interest- bearing liabilities                       100.19%                                      114.68%
                                                     ===========                                  ===========

(1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis. The tax benefit on interest income for the nine months ended December 31, 2004 is $250,000. Excluding this tax effect, average yields on commercial loans would have been 6.60%, net loans receivable would have been 6.80%, investment securities would have been 4.32%, and other earning assets would have been 3.64%. Total interest-earning assets would have been 6.20%, interest rate spread would have been 4.20%, and net interest margin would have been 4.19%.

(2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis. The tax benefit on interest income for the year ended March 31, 2004 is $200,000. Excluding this tax effect, average yields on commercial loans would have been 6.18%, net loans receivable would have been 6.78%, investment securities would have been 4.72%, and other earning assets would have been 3.21%. Total interest-earning assets would have been 6.20%, interest rate spread would have been 3.99%, and net interest margin would have been 4.04%.

(3)  Does not include interest on loans 90 days or more past due.

(4) Interest on tax-exempt securities and loans are presented on a tax equivalent basis. The tax benefit on interest income for the nine months ended December 31, 2004 is $1.0 million. Excluding this tax effect, average yields on commercial loans would have been 6.24%, net loans receivable would have been 6.64%, investment securities would have been 4.30%, and other earning assets would have been 3.92%. Total interest-earning assets would have been 6.09%, interest rate spread would have been 4.13%, and net interest margin would have been 4.14%.

(5) Interest on tax-exempt securities and loans are presented on a tax equivalent basis. The tax benefit on interest income for the nine months ended December 31, 2004 is $500,000. Excluding this tax effect, average yields on commercial loans would have been 6.17%, net loans receivable would have been 6.79%, investment securities would have been 4.54%, and other earning assets would have been 3.60%. Total interest-earning assets would have been 6.37%, interest rate spread would have been 3.90%, and net interest margin would have been 3.96%.


LIQUIDITY AND CAPITAL RESOURCES

The primary function of asset/liability management is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive earning assets and liabilities. Management actively analyzes and manages the Company's liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to support loan growth and deposit withdrawals, to satisfy financial commitments, and to take advantage of investment opportunities.

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

The primary investing activity of the Company is the origination of loans. During the nine months ended December 31, 2004, the Company originated loans based upon new production in the amounts of $368.2 million. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $15.3 million and $5.7 million for the nine months ended December 31, 2004 and 2003, respectively. Proceeds from the sale of loans provided $82.3 million for the nine months ended December 31, 2004 and $136.6 million for the nine months ended December 31, 2003.

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

The primary financing activities of the Company are customer deposits, brokered deposits and advances from the FHLB-Seattle. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $13.2 million for the nine months ended December 31, 2004, which were branch deposits. Deposits increased $12.5 million for the nine months ended December 31, 2004 from March 31, 2004. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. FHLB advances totaled $184.1 million at December 31, 2004 and $134.1 million at December 31, 2003, with $51.0 million of the increase attributable to the acquisition of Oregon Trail. The Company also maintains additional credit facilities with US Bank and the Federal Reserve Bank of San Francisco. The Company had $2.5 million of its $23.5 million line of credit outstanding at US Bank as of December 31, 2004. The Company did not have any amounts outstanding under the Federal Reserve Bank of San Francisco as of December 31, 2004 and 2003. The Bank also has used other sources of funding when the need arises, including brokered CDs (up to 15% of assets under current Board policy) and the national CD markets. Cash provided by advances from the FHLB-Seattle and other borrowing facilities was $393.6 million for the nine months ended December 31, 2004 and $106.2 million for the nine months ended December 31, 2003. Cash used for payments on these advances was $338.4 million for the nine months ended December 31, 2004 and $104.8 million for the nine months ended December 31, 2003.

At December 31, 2004, the Company held cash and cash equivalents of $40.4 million. In addition, at December 31, 2004, $17.6 million of the Company's investment securities were classified as available for sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At December 31, 2004, the Company had loan commitments totaling $61.9 million, and undisbursed lines of credit totaling $87.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2004 totaled $112.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of CDs to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of December 31, 2004, the Bank was in compliance with all regulatory capital requirements effective as of that date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets of 6.75%, 9.15% and 10.40%, respectively.


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at December 31, 2004 consisted of the following:

                                                                       One Year to     Three Years to
                                                     Less than One   Less than Three   Less than Five   Five Years and
                                        Total             Year            Years            Years           Greater
                                     ------------     ------------     ------------     ------------     ------------
                                                                      (In Thousands)
Maturities of advances from FHLB
  and other borrowings               $    186,577     $    100,473     $     33,489     $      8,178     $     44,437
Operating leases future minimum
  rental payments                    $        598     $        203     $        322     $         73     $         --


Other commitments at December 31, 2004 consisted of the following:

                                                                One Year to     Three Years to
                                              Less than One   Less than Three   Less than Five   Five Years and
                                 Total             Year            Years            Years           Greater
                              ------------     ------------     ------------     ------------     ------------
                                                                 (In Thousands)
Loan commitments              $     61,917     $     38,086     $     15,523     $        216     $      8,092
Lines of credit               $     87,614     $     61,784     $      4,075     $      3,304     $     18,451
Standby letters of credit     $      8,610     $      8,093     $        517     $         --     $         --

The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $1.4 million for the nine months ended December 31, 2004. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

Standby letter of credit and financial guarantees, substantially all of which are within the scope of Financial Interpretation No. ("FIN") 45, are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At December 31, 2004 and 2003, these commitments totaled $8.6 million and $4.5 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company records fee income in accordance with Financial Accounting Standards Board No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," accordingly, a liability related to these guarantees has been recorded in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset sensitivity of the balance sheet at December 31, 2004, the Bank expects to be well positioned to benefit from rising rates and minimize negative impact of declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 1.49%, all else being equal. If rates were to sustain an immediate 100 bp decrease, net interest income would be expected to decline by 2.18%, all else being equal. The following reflects the Company's NII sensitivity analysis as of December 31, 2004, March 31, 2004 and December 31, 2003, as compared to the 10.00% Board approved policy limit.

        December 31, 2004:           -100 BP                  Flat                  +200 BP
                                    --------                --------               --------
                                                     (Dollars in Thousands)
        Year 1 NII                  $ 26,092                $ 26,674               $ 27,072
        NII $  Change              ($    582)                     --               $    398
        NII % Change                   -2.18%                     --                   1.49%


        March 31, 2004:              -100 BP                  Flat                  +200 BP
                                    --------                --------               --------
                                                     (Dollars in Thousands)
        Year 1 NII                  $ 25,187                $ 25,593               $ 25,995
        NII $  Change              ($    406)                     --               $    402
        NII % Change                   -1.59%                     --                   1.57%


        December 31, 2003:           -100 BP                  Flat                  +200 BP
                                    --------                --------               --------
                                                     (Dollars in Thousands)
        Year 1 NII                  $ 25,053                $ 25,712               $ 26,448
        NII $ Change               ($    659)                     --               $    736
        NII % Change                   -2.56%                     --                   2.86%


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

Item 1 - Legal Proceedings

From time to time, the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company's financial position, results of operations, or cash flows.



Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

                                                                                                           Maximum
                                                                                                          Number of
                                                                                                            Shares
                                                                                       Total Number of     that May
                                                                                      Shares Purchased      yet be
                                                   Total Number        Average          as Part of        Purchased
                                                    of Shares         Price Paid         Publicly         Under the
                  Period                            Purchased         per Share       Announced Plan        Plan
---------------------------------------------       ---------         ---------      ----------------     ---------
October 1, 2004 to October 31, 2004                        --                --                   --         95,366(1)

November 1, 2004 to November 30, 2004

December 1, 2004 to December 31, 2004                      --                --                   --             --
                                                    ---------         ---------            ---------      ---------

Total                                                      --                --                   --         95,366
                                                    =========         =========            =========      =========

(1) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 147,866 shares of the Company's outstanding common stock. As of December 31, 2004, 52,500 shares had been repurchased under this program.


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


                                       FIRSTBANK NW CORP.


DATED:  February 8, 2005               BY: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer

                                       BY: /s/ LARRY K. MOXLEY
                                           -------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer