Form 10-K
period 2005-03-31
FIRSTBANK NW CORP
filed 2005-06-17
CIK 1035513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22435


                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)


                  Washington                                       84-1389562
---------------------------------------------                  ----------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                                 I.D. Number)


1300 16th Avenue, Clarkston, Washington                              99403
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:            (509) 295-5100
                                                               --------------

Securities registered under Section 12(b) of the Act:                None
                                                               --------------

Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

         The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the registrant was $73.8 million based on the last reported sale price of the registrant's common stock on the Nasdaq National Market on September 30, 2004. For purposes of this calculation, shares of common stock held by persons who hold more than 5% of the outstanding common stock and by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant.

         As of June 3, 2005, the registrant had 2,929,891 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

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

         The Bank is a Washington-chartered state savings bank located in Clarkston, Washington. The Bank was formed as an Idaho mutual savings and loan association in 1920, converted to a federal mutual savings and loan association in 1935 and adopted the federal mutual savings bank charter in 1990. In July 1997, the Bank relocated its main office to Clarkston, Washington and on January 30, 1998, converted to a Washington-chartered savings bank. The Bank is currently regulated by the State of Washington, its primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF") and have been federally insured since 1933. The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1933.

         The Bank is a community-oriented financial institution, operating in one business segment, that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage, commercial, and agricultural real estate loans within the Bank's market area. The Bank also is active in originating construction, and consumer and other non-real estate loans. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the residential mortgage loans it originates.

Business Combination

         On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. ("Oregon Trail") and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank ("Pioneer Bank"), for approximately $36.5 million in cash and 1,480,064 shares of the Company's common stock for consideration of the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. Common stock increased $14,800 and additional paid in capital increased $33.2 million as a result of the issuance of common stock for the acquisition. Additional paid in capital increased by an additional $4.6 million as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition.

         The Company's strategic objective is to utilize capital to support organic growth, with growth through acquisition as a longer term strategy. Oregon Trail complements the Company's operations and business strategies with a market area that was geographically contiguous to the Company's existing market areas with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which is shared by the Company. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the Board of Directors and management of the Company believed that a combination of the two companies would enhance the Company's competitiveness, with a minimal impact on Oregon Trail's employees. In fiscal year 2005, the integration for the core processing system platform was completed and now the Company is operating on one operating system. This completes the system integrations. The acquisition doubled the Company's asset size and the common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

Market Area

         FirstBank's general market area includes northern Idaho, eastern Washington, and eastern Oregon, as well as Ada and Canyon Counties in southwest Idaho. The Company's administrative offices are located in Clarkston, Washington. The Bank operates 20 full-service offices in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Post Falls, Hayden, and Boise, Idaho, in Clarkston, Spokane, and Liberty Lake, Washington, and in Baker City, La Grande, Island City, Ontario, Vale, John Day, Burns, Enterprise, and Pendleton, Oregon. The Bank also operates six real estate loan production centers in Lewiston, Coeur d'Alene, Boise, and Nampa, Idaho, Spokane, Washington and Baker City, Oregon and five commercial and agricultural production centers in Lewiston, Coeur d'Alene, and Boise, Idaho, Spokane, Washington and Baker City, Oregon. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The vast majority of the Bank's loans are made to borrowers residing in the counties in which the Bank's offices are located and in the surrounding counties.

         The Bank expanded into eastern Oregon during 2003 with the acquisition of Pioneer Bank. The market area in eastern Oregon is largely rural, with most of the farms and ranches being relatively small and family owned. Major employers in this market area include Confederated Tribes of the Umatilla Indians, Eastern Oregon Correctional Institute, Fleetwood Homes, U.S. Forest Service, Bureau of Land Management, Snake River Correctional Institute, Oregon Department of Transportation, Boise Cascade, Ore-Ida Foods, Powder River Correctional Facility, Treasure Valley Community College, Eastern Oregon University, regional hospitals, local school districts and local government.

         The northern Idaho and eastern Washington market areas served by the Bank are dependent on agriculture, manufacturing, tourism and the forest products industry, and the local economies reflect the health or weakness of those industries. Agricultural activity consists primarily of dry land farming. The primary crop is wheat and other major crops are barley, peas, lentils, beans and grass seed. Livestock production is also a major part of the region's economy.

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

         Coeur d'Alene, located in Kootenai County, Idaho, is the largest city in Northern Idaho, with a population of approximately 35,000. Kootenai County has approximately 117,000 residents. Healthcare, manufacturing, construction, tourism, and forest products are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily due to growth in the healthcare, retail trade, manufacturing, and tourism industries. Real estate activity has been high with a large amount of new home construction due to the increasing population. Liberty Lake, Washington is located in the rapidly growing I-90 corridor between Coeur d'Alene, Idaho and Spokane, Washington. Spokane is the largest city in eastern Washington and the Spokane MSA (Metropolitan Statistical Area) has a population of 431,000. In 2002, the Bank expanded into Spokane, Washington, opening a commercial loan center close to the city center. A residential loan production office was added in early 2004. Management believes the Bank's growth prospects in Spokane County are outstanding, as more businesses and technology firms locate there.

         In 2002, the Bank expanded into the rapidly growing Boise, Idaho market by opening the Boise Residential Loan Center. In 2003 a commercial loan center was added, and in 2004, a full-service retail branch was opened. In 2004 a real estate loan production office was opened in nearby Nampa. The Boise MSA, which includes Ada and Canyon counties, has a population in excess of 477,000, and is the most densely populated area in the state of Idaho. Boise is the capital of Idaho, the home of Boise State University, and headquarters for a large number of national and international corporations, including Micron Technology, Albertson's Inc, JR Simplot Corp and Boise Cascade, and is also the location of Hewlett-Packard copier manufacturing, regional banks and hospital facilities. Management believes the Bank's growth opportunity in the Boise market is outstanding.


Lending Activities

         General. Commercial real estate and commercial non-real estate lending is the principal lending activity of the Bank. The Bank is also active in the origination of conventional mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property as well as construction loans and agricultural real estate and production loans. To a lesser extent, the Bank originates home equity, other consumer, and auto dealer loans. The Bank's net loans receivable totaled $562.1 million at March 31, 2005, representing
70.2% of consolidated total assets.

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan for the years indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.

                                                                     At March 31, 2005
                              -------------------------------------------------------------------------------------------------
                                     2005                2004                2003                2002               2001
                              -----------------   -----------------   -----------------   -----------------   -----------------
                              Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
                                                                      (Dollars in Thousands)
Real estate loans:
Residential                   $117,541    20.55%  $113,016    24.20%  $ 50,692    19.77%  $ 62,234    26.19%  $ 71,733    32.78%
Agricultural                    19,434     3.40     18,567     3.98     15,921     6.21     16,264     6.84     15,383     7.03
Commercial                     173,757    30.39    122,132    26.15     68,125    26.58     52,496    22.09     37,969    17.35
Construction                    69,148    12.09     44,536     9.54     30,248    11.80      6,044     2.54      5,473     2.50
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total real estate loans        379,880    66.43    298,251    63.87    164,986    64.36    137,038    57.66    130,558    59.66
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

Consumer and other loans:
Commercial                      92,780    16.23     75,878    16.25     50,603    19.74     55,568    23.38     41,789    19.09
Home equity                     37,806     6.61     24,530     5.25     19,924     7.77     24,832    10.45     27,323    12.48
Other consumer                  38,724     6.77     43,425     9.30      7,843     3.06      7,924     3.34      8,255     3.77
Agricultural operating          22,625     3.96     24,876    5. 33     13,000     5.07     12,289     5.17     10,938     5.00
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total  consumer  and  other    191,935    33.57    168,709    36.13     91,370    35.64    100,613    42.34     88,305    40.34
                              --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
loans

Total loans receivable         571,815   100.00%   466,960   100.00%   256,356   100.00%   237,651   100.00%   218,863   100.00%
                                         ======              ======              ======              ======              ======

Less:
Unearned loan fees and           2,460               1,532               1,137                 692                 420
discounts
Allowance for loan losses        7,254               6,314               3,414               2,563               1,758
                              --------            --------            --------            --------            --------
Loans receivable, net         $562,101            $459,114            $251,805            $234,396            $216,685
                              ========            ========            ========            ========            ========

Loans held for sale           $  3,999            $  5,254            $  5,214            $  3,740            $  2,466
                              ========            ========            ========            ========            ========


Average loan balance:
Residential real estate       $     77            $     66            $     74            $     75            $     73
Agricultural real estate      $    130            $    121            $    114            $    137            $    121
Commercial real estate        $    363            $    289            $    349            $    338            $    317
Construction real estate      $    127            $    203            $    153            $    143            $    100
Consumer and other loans      $     18            $     24            $     38            $     40            $     34


         Residential Real Estate Lending (Mortgage Banking). The Bank is active in the origination of mortgage loans to enable borrowers to purchase or refinance residential real estate. At March 31, 2005, $117.5 million, or 20.6%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable-rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are investment properties, second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").

         The Bank sells a majority of the residential mortgage loans it originates primarily to private investors. Currently, all 10 and 15 year first mortgage loans are added to the Bank's portfolio. The remaining loans are sold to Fannie Mae or Freddie Mac. Loans are sold to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, loans are sold without recourse, although on occasion, the Bank has sold loans with recourse. As of March 31, 2005, the Bank remains contingently liable for approximately $28,000 of loans sold with recourse. At March 31, 2005, the Bank had indemnification agreements with the Federal Housing Administration ("FHA") for five residential mortgage loans insured by FHA. The agreements require the Bank to reimburse FHA for any loss incurred upon foreclosure of these loans and subsequent liquidation of the properties held as collateral. Recently, the Bank has been notified that two of the five loans were satisfied with no loss incurred by FHA. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "Loan Originations, Sales and Purchases."

         The Bank offers ARM loans at rates and terms competitive with market conditions. The Bank currently offers ARM products that adjust annually after an initial fixed period of one, three, five, or seven years based on the applicable Treasury constant maturity index. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and 6% over the life of the loan. The terms and conditions of the ARM loans offered by the Bank, including the index for interest rates, may vary from time to time. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac, Fannie Mae, or other private investors. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by the secondary market. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 2005, the Bank's residential loan portfolio included $19.1 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has found that its origination of non-conforming loans has not resulted in increased amounts of nonperforming loans.

         The Bank also originates residential mortgage loans that are insured by the FHA, or guaranteed by the Veterans Administration or the U.S. Department of Agriculture Rural Development. These loans are sold to private investors or to the Idaho Housing and Finance Agency. A significant portion of the Bank's residential mortgage loan originations in recent years has consisted of government insured and guaranteed loans. Most of these loans have been originated in the Coeur d'Alene, Idaho area, where there has been a significant amount of entry-level housing available. The Bank generally sells the government insured loans that it originates to private investors on a servicing-released basis.

         The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs as a result of increased rates to be paid by the customer. It is possible that during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for "teaser rates" (i.e., initial rates of interest below the rates that would apply were the adjusted index plus the applicable margin initially used for pricing), these loans are subject to increased risks of default or delinquency. The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming a rate of 200 basis points above the initial interest rate or the fully indexed rate, whichever is higher. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

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

         Residential Construction Lending. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions, primarily in Coeur d'Alene and Boise, Idaho, lower long-term interest rates and an increased demand for housing units as a result of the population growth in Idaho. At March 31, 2005, construction loans totaled $69.1 million, or 12.1% of total loans. At that date, the average amount of the Bank's construction loans was approximately $127,000. The largest construction loan in the Bank's portfolio at March 31, 2005 was $969,000, and was performing in accordance with its terms. Residential construction loan originations, excluding loans purchased and loan participations, totaled $171.6 million for the year ended March 31, 2005, which constituted 36.1% of total loan originations. During fiscal year 2003, the Bank entered the Boise area and increased the construction loan activity. Originations of construction loans from the Boise loan production office totaled $117.2 million and originations of construction loans from the Coeur d'Alene office totaled $35.0 million during the fiscal year ended March 31, 2005.

         The Bank originates construction loans to professional home builders and to individuals building their primary residences. The Bank also makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent financing in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 2005, speculative loans totaled $30.9 million, or 44.6% of the total construction loan portfolio. Construction loans to individuals are generally converted to permanent mortgage loans upon completion of the construction period. At March 31, 2005, permanent construction loans to individuals totaled $9.2 million or 13.3% of the total construction loan portfolio.

         At March 31, 2005 and 2004, the composition of the Company's construction loan portfolio was as follows:

                                                    At March 31,
                                      -----------------------------------------
                                             2005                   2004
                                      -------------------   -------------------
                                       Amount    Percent     Amount    Percent
                                      --------   --------   --------   --------
                                                (Dollars in Thousands)

        Speculative construction      $ 30,850      44.62%  $ 19,388      43.53%
        Presold construction            26,430      38.22     17,189      38.60
        Permanent construction           9,218      13.33      6,056      13.60
        Land construction                2,650       3.83      1,903       4.27
        Participation construction          --         --         --         --
                                      --------   --------   --------   --------
        Total                         $ 69,148     100.00%  $ 44,536     100.00%
                                      ========   ========   ========   ========

Construction lending provides the Bank with the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Speculative loans carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio. Accordingly, the Bank closely monitors sales and listings in its real estate markets and will limit the amount of speculative loans if it perceives unfavorable market conditions.

         Loans to builders for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy permits a maximum loan-to-value ratio of 80%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation, and monitors each builder's borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 2005, the Bank had approved 22 major builders, the largest borrowing capacity of which was approximately $6.5 million. At March 31, 2005, the Bank's major builders had total loans of $46.0 million outstanding, and was performing in accordance with its terms. For all builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

         The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors. At inception, the Bank may require the builder (other than approved major builders) to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. Alternatively, the Bank may require that the borrower pay for the first portion of construction costs before the loan proceeds are used. Major builders are permitted to utilize the loan proceeds from the initiation of construction and to carry the short-fall between construction costs and the loan amount, based on their financial strength, until the property is sold.

         Agricultural Lending. Agricultural lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer has 30 years of experience, the Chief Operating Officer has 25 years of experience, and the Vice President of Agricultural Lending has 27 years of experience in agricultural lending. The existing staff's experience maintains the Bank as one of the most experienced agricultural lenders in the area.

         Agricultural Real Estate Lending. The Bank presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Bank's market area, primarily around Lewiston, Idaho and eastern Oregon. The Bank offers adjustable-rate loans that adjust annually after an initial fixed period of one, three or five years. Such loans generally provide for up to a 25-year term. The Bank also offers fixed-rate loans including secondary marketing loans with amortization up to 30 years. At March 31, 2005, agricultural real estate loans totaled $19.4 million, or 3.4% of the Bank's total loan portfolio. Agricultural real estate loan originations, excluding loans purchased and loan participations, totaled $2.9 million for the year ended March 31, 2005, which constituted 0.6% of total loan originations.

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the borrower and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 2005, the Bank's average agricultural real estate loan was approximately $130,000, and the Bank's largest agricultural real estate loan was $892,000, which was performing according to its terms.

         Agricultural real estate lending provides the Bank the opportunity to earn yields higher than those generally available on standard conforming residential real estate lending. However, agricultural real estate lending involves a greater degree of risk than residential real estate lending. Payments on agricultural real estate loans are dependent on the successful operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Farming in the Bank's market area is generally dry-land farming, with wheat being the primary crop. Accordingly, adverse circumstances affecting the area's wheat crop could have an adverse effect on the Bank's agricultural loan portfolio. Cattle ranching in the Bank's market area consists of cow/calf or yearling operations and a limited number of feed lot operations. Irrigated farming occurs primarily in Malhuer County (Ontario) and Umatilla County (Pendleton) areas with primary crops of potatoes and onions. Annual precipitation, favorable growing weather, and commodity prices can substantially impact agricultural economics.

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

         Agricultural Operating Lending. At March 31, 2005, agricultural operating loans totaled $22.6 million, or 4.0% of total loans. Agricultural operating loan originations, excluding loans purchased and loan participations, totaled $8.2 million for the year ended March 31, 2005, which constituted 1.7% of total loan originations. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and their business entities. Payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Underwriting requires substantial cash working capital and annual production income sufficient to meet payment obligations on an annual basis.

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

         Of the agricultural operating loans originated, excluding loans purchased and loan participations, in fiscal year 2005, operating loans represent 67.3% of total loan originations, equipment loans 17.2%, working capital loans 8.9%, and other loans 6.6%.

         Commercial Real Estate Lending. Commercial real estate lending has become a significant part of the Bank's lending strategy. At March 31, 2005, the Bank's commercial real estate loan portfolio totaled $173.8 million, or 30.4% of total loans. At March 31, 2005, the Bank's commercial real estate loan average size was $363,000 and the largest loan was $6.3 million, which was performing according to its terms. Commercial real estate loan originations, excluding loans purchased and loan participations, totaled $95.3 million for the year ended March 31, 2005, which constituted 20.0% of total loan originations. In connection with the expansion of the Bank's commercial banking activities, the Bank intends to continue commercial real estate lending, subject to market conditions.

         The Bank's commercial real estate loans include loans secured primarily by owner-occupied buildings, storage facilities, manufactured home parks, small office buildings, retail shops, multi-family residential properties and other small commercial properties. The portfolio also contains a limited amount of specialty realty (i.e., restaurants, motels, etc.). Commercial real estate loans in the Bank's portfolio primarily consist of loans originated by the Bank. Appraisals on properties that secure commercial real estate loans are performed by independent appraisers engaged by the Bank before the loans are made. An environmental assessment is also performed. Underwriting of commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate or the borrower's business to support the debt service and the financial resources, experience, and income level of the borrowers. Security debt coverage ratios, total debt coverage ratios, and working capital assessments are key underwriting criteria.

         Commercial Business Lending. Commercial business lending is important to the Bank's lending strategy. The Bank's real estate relationships have resulted in commercial lending opportunities with these customers. This reflects the Bank's objective to provide its commercial and small business customers with a complete lending and banking relationship. At March 31, 2005, nonresidential commercial business loans totaled $92.8 million, or 16.2% of the total loan portfolio. At March 31, 2005, the Bank's nonresidential commercial business loan average size was $150,000 and the largest loan was $6.0 million, which was performing according to its terms. Commercial business loan originations, excluding loans purchased and loan participations, totaled $52.0 million for the year ended March 31, 2005, which constituted 10.9% of total loan originations. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit renewed annually while equipment secured loans are term loans of up to five years. The indices used for adjustable-rate loans are the applicable FHLB index, the applicable LIBOR index, and prime rate as stated in The Wall Street Journal.

         Commercial business lending provides the Bank with an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, the collateral for these loans is usually more difficult to evaluate and monitor, therefore, these loans involve a higher degree of risk than commercial real estate or one- to four-family residential mortgage loans. Because loan payments are dependent on cash flow and profitability of the business, and require successful operation and management of the business entity, repayment of such loans may be affected by adverse conditions in the commercial real estate market or the economy. Accordingly, management strength, performance history within the business sector and other financial resources are included in underwriting criteria for commercial business loans. In addition, personal guarantees are typically required to assure those strengths are backing the credit relationship.

         Of the commercial business loans originated, excluding loans purchased and loan participations, in fiscal year 2005, operating loans represent 58.6% of total loan originations, equipment loans 22.1%, working capital loans 3.1%, letters of credit 11.7%, and other loans 4.5%. The Bank also participates in small business and industry guarantee programs that are designed to assist businesses that cannot qualify for conventional financing.

         Consumer and Other Lending. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2005, the Bank's consumer and other non-mortgage loans totaled approximately $76.5 million, or 13.4% of the Bank's total loans. Consumer and other loan originations, excluding loans purchased and loan participations, totaled $45.8 million for the year ended March 31, 2005, which constituted 9.6% of total loan originations. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreational vehicle loans, home improvement and equity loans and deposit account loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has marketed more aggressively.

         At March 31, 2005, home equity loans totaled $37.8 million, or 6.6% of the Bank's total loans. The Bank offers both home equity second mortgage loans and lines of credit. The Bank's home equity loans are secured by first or second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years with fixed interest rates and twenty-year term loans with adjustable interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate. Home equity loans are generally underwritten at 80% loan-to-value including the first mortgage with exceptions granted for demonstrated exceptional financial strength.

         At March 31, 2005, other consumer loans totaled $38.7 million, of which $24.3 million is dealer paper. Dealer paper consists of mainly automobile loans originated indirectly by a network of automobile dealers located in the Bank's market area. Only dealers that have been approved by the Bank and have signed a written agreement with the Bank regarding the purchase of these contracts are eligible for contract purchases. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Bank's. All indirect loans must be approved by specific loan officers of the Bank who have experience with this type of lending. The dealers are paid a premium by the Bank which is amortized over the life of the loan.

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

         Loans Held for Sale. Loans held for sale totaled $4.0 million at March 31, 2005 and $5.3 million at March 31, 2004. Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined on a loan by loan basis. The Bank usually sells loans a short time after originating the loan. The change in loan balances for loans held for sale at a specific time fluctuates with the volume of real estate residential loan originations.

         Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2005 regarding the dollar amount of principal repayments for loans becoming due during the years indicated, excluding loans held for sale. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                                        After        After
                                             One        5 Years      10 Years
                               Within    Year Through   Through      Through      Beyond
                              One Year     5 Years      10 Years     15 Years     15 Years      Total
                             ----------   ----------   ----------   ----------   ----------   ----------
                                                            (In Thousands)
Real estate loans:
  Residential                $      805   $    2,085   $   16,573   $   27,578   $   70,500   $  117,541
  Construction                   69,148           --           --           --           --       69,148
  Commercial                     18,841       49,679       19,571       25,128       60,538      173,757
Agricultural                     13,840        8,543        3,025        6,939        9,712       42,059
Commercial non-real estate       47,802       26,397       15,326        1,290        1,965       92,780
Consumer and other loans          4,307       26,051       41,192        3,980        1,000       76,530
                             ----------   ----------   ----------   ----------   ----------   ----------
Total loans receivable       $  154,743   $  112,755   $   95,687   $   64,915   $  143,715   $  571,815
                             ==========   ==========   ==========   ==========   ==========   ==========

         The following table sets forth the dollar amount of all loans due after March 31, 2006 that have fixed interest rates and have floating or adjustable interest rates, excluding loans held for sale.
                                                                    Floating or
                                                         Fixed      Adjustable
                                                         Rates        Rates
                                                       ----------   ----------
Real estate loans:                                          (In Thousands)
  Residential                                          $   97,669   $   19,067
  Commercial                                               14,541      140,375
Agricultural                                                4,360       23,859
Commercial non-real estate                                 19,683       25,295
Consumer and other loans                                   55,241       16,982
                                                       ----------   ----------
Total loans receivable                                 $  191,494   $  225,578
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

         Loan Solicitation and Processing. Loan applicants come primarily through loan officer business development calls, referrals from existing customers, realtors, homebuilders, accountants, attorneys, and walk-ins. The Bank also uses radio and newspaper advertising to create awareness of its loan products. In addition to originating loans through its branch offices, the Bank operates six loan centers located in Coeur d'Alene, Lewiston, Nampa and Boise, Idaho, Spokane, Washington, and Baker City, Oregon to increase loan originations. The Bank does not utilize any loan correspondents, mortgage brokers or other forms of wholesale loan origination. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a certified, independent fee appraiser.

         Loan Approvals. Residential real estate loans up to $691,600 that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans must be approved by two members of the Management Loan Committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans must be approved by two members of the Management Loan Committee. Consumer loans up to $50,000 and home equity loans up to $150,000 may be approved by designated underwriters provided that the total loan relationship is $200,000 or less. All other consumer and home equity loans must be approved by a member of the Management Loan Committee. All commercial and agricultural real estate and non-real estate loans are approved within the Bank's delegated loan approval policy. Any loan or combination of loans to one entity of $500,000 or greater require approval by the Executive Loan Committee, which consists of the Chief Executive Officer, Chief Loan Officer, Chief Operations Officer, Credit Administrator, and the Board of Directors.

         Loan Originations, Sales and Purchases. While the Bank originates both adjustable- and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 2005, the Bank originated $475.6 million of loans, excluding loans purchased and loan participations. Residential real estate loan originations, excluding loans purchased and loan participations, totaled $99.7 million for the year ended March 31, 2005, which constituted 21.0% of total loan originations. The loan centers have enhanced the originations of commercial and agricultural real estate and non-real estate loans for the loan portfolio growth.

         In the early 1990s, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis on residential real estate term loans. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability, depends on maintaining a sufficient volume of loan originations, fee originations, servicing release premiums, and par pricing, which is the premium or discount to sell the loan on the market. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $1.0 million and $2.2 million during the years ended March 31, 2005 and 2004, respectively. The Bank sells loans on a loan-by-loan basis. Generally, a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the majority of the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. When a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In that event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, loans are sold without recourse, although in the past the Bank has sold loans with recourse.

         In the past, the Bank has purchased loans and loan participations in its primary market during periods of reduced loan demand. Through a consortium of local financial institutions, the Bank occasionally purchases participation interests in loans. Such loans include those secured by local low-income housing projects, single family pre-sold and speculative housing, and commercial loans. Management will consider any type of commercial, agricultural, and construction participation loan. The Bank is supplementing its origination of agricultural and commercial real estate loans and agricultural operating and nonresidential commercial loans by purchasing participations in such loans originated by other community banks in Idaho, Washington, and Oregon. Participations will be utilized to facilitate market competitiveness, market diversification, and asset allocation. Individual participating banks are required to be identified based on asset quality, pricing, and targeted market objectives. It is intended that participating banks are committed to a policy in this area that is consistent with the Bank's policy. Annually, the Bank will complete a financial analysis on each bank with active participations. All participations are monitored for credit quality on an on-going basis like all other loans. All such purchases will be made in conformance with the Bank's underwriting and pricing standards. All open-end and closed-end credit participations will be based on the participating bank being last-in and first-out of each loan. Term loans can be repaid on a pro-rata basis. The Bank anticipates that it will purchase only a small portion of any individual loan and that the originating institution will retain a majority of the loan. Participation loans at March 31, 2005, 2004 and 2003 were $7.3 million, $7.5 million, and $4.2 million, respectively.

         The following table shows total loans originated, purchased, sold and repaid during the years ended March 31, 2005, 2004 and 2003.

                                                                 Year Ended March 31,
                                                        --------------------------------------
                                                           2005          2004          2003
                                                        ----------    ----------    ----------
                                                                     (In Thousands)
Total loans receivable and loans held for sale
   at beginning of year                                 $  472,214    $  261,570    $  241,391
                                                        ----------    ----------    ----------
Loans originated:
Real estate loans:
   Residential                                              99,694       137,242       129,681
   Construction                                            171,625       107,188        77,125
   Agricultural                                              2,913         1,923         2,530
   Commercial                                               95,277        43,148        37,026
Commercial non-real estate                                  51,961        41,806        56,599
Agricultural non-real estate                                 8,236         5,725        18,897
Consumer and other loans                                    45,844        16,364        12,861
                                                        ----------    ----------    ----------
Total loans originated                                     475,550       353,396       334,719
                                                        ----------    ----------    ----------

Credit card advances                                        10,583         6,199         3,336
                                                        ----------    ----------    ----------
Loans originated, not funded                               (56,892)      (30,615)      (72,001)
                                                        ----------    ----------    ----------
Loans purchased and loan participations:
   Real estate loans:
   Residential                                               2,467        69,290            37
   Construction                                                 29           100           482
   Agricultural                                              1,000         4,413         5,950
   Commercial                                               21,739        36,689         2,900
Consumer and other loans                                        --        92,566            --
                                                        ----------    ----------    ----------
Total loans purchased (1)                                   25,235       203,058         9,369
                                                        ----------    ----------    ----------
Loans sold:
Servicing retained                                          (2,080)      (18,265)      (26,696)
Servicing released                                         (80,237)     (136,862)     (122,115)
                                                        ----------    ----------    ----------
Total loans sold                                           (82,317)     (155,127)     (148,811)
                                                        ----------    ----------    ----------

Loan principal repayments                                 (243,220)     (106,629)      (78,263)
                                                        ----------    ----------    ----------

Refinanced loans                                           (25,339)      (59,638)      (28,170)
                                                        ----------    ----------    ----------
Change in total loans receivable                           103,600       210,644        20,179
                                                        ----------    ----------    ----------
Total loans receivable and loans held for sale at
   end of Year                                          $  575,814    $  472,214    $  261,570
                                                        ==========    ==========    ==========

(1) During the fiscal year ended March 31, 2004, the Company purchased $200.6 million of loans through the acquisition of Oregon Trail.

         Loan Commitments. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $125.3 million at March 31, 2005. In addition, the Bank had commitments to fund outstanding credit lines of approximately $63.4 million, commitments to fund standby letters of credit of approximately $4.8 million and commitments to fund credit card lines of approximately $10.3 million at March 31, 2005.

         Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The amount of fees charged by the Bank generally is 1% of the loan amount. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $2.5 million of unearned loan fees and discounts at March 31, 2005 and $1.5 million of unearned loan fees and discounts at March 31, 2004.

         Loan Servicing. In the past, the Bank sold residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and received fees in return for performing the traditional services of collecting individual payments and managing the loans. The Bank also has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 2005, the Bank was servicing $67.2 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 2005, the Bank held $913,000 in escrow for its portfolio of loans serviced.

         Mortgage Servicing Rights. At March 31, 2005, mortgage servicing rights were $614,000, which includes an impairment recovery on mortgage servicing rights of $81,000. At March 31, 2004, mortgage servicing rights were $710,000, which was net of an allowance for impairment on mortgage servicing rights of $121,000. The value of the loans serviced for others is significantly affected by interest rates. In general, during periods of falling interest rates such as the ones recently experienced, mortgage loans prepay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayment. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the years ended March 31, 2005 and 2004:

                                                         Year Ended March 31,
                                                      ------------------------
                                                         2005          2004
                                                      ----------    ----------
                                                           (In Thousands)
Beginning Balance                                     $      710    $      826
   Additions                                                  29           199
   Amortization                                             (206)         (194)
   Impairment recovered (recognized)                          81          (121)
                                                      ----------    ----------
Ending Balance                                        $      614    $      710
                                                      ==========    ==========

         Goodwill and Other Intangible Assets. Goodwill at March 31, 2005 was $16.7 million. No impairment loss on goodwill was recorded for the year ended March 31, 2005, since there were no impairment indicators during the period.

         Core deposit intangible at March 31, 2005 was $2.9 million, net of accumulated amortization of $1.0 million. Amortization expense for the net carrying amount of the core deposit intangible at March 31, 2005 is estimated to be as follows:

    For the year ended March 31,
    (In Thousands)
    2006                                                            $      715
    2007                                                                   715
    2008                                                                   715
    2009                                                                   715
    2010                                                                    67
                                                                    ----------
    Estimated total core deposit intangible amortization expense    $    2,927
                                                                    ==========


Delinquencies and Classified Assets

         Delinquent Loans. When a loan borrower fails to make a required payment when due, the Bank institutes collection procedures. If the loan is within the first three months of the term, the borrower is contacted by telephone approximately ten days after the payment is due in order to permit the borrower to make the payment before the imposition of a late fee. The first notice is mailed to the borrower when the payment is 16 days past due. Attempts to contact the borrower by telephone generally begin when a payment becomes 25 days past due. If the loan has not been brought current by the 60th day of delinquency, the Bank attempts to interview the borrower in person and to physically inspect the property securing the loan.

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

                                                                  At March 31,
                                                  ---------------------------------------------
                                                  2005      2004      2003      2002      2001
                                                 ------    ------    ------    ------    ------
                                                            (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
   Residential                                   $  294    $  701    $  429    $  177    $  308
   Construction                                      --       364        --        --       316
   Agricultural                                      --        78        10        86        57
   Commercial                                       251        --       175        --        --
Commercial non-real estate                            1     1,661       499        89       226
Consumer and other loans                            173        96       138       239       254
                                                 ------    ------    ------    ------    ------
Total                                               719     2,900     1,251       591     1,161
                                                 ------    ------    ------    ------    ------
Accruing loans which are contractually
   past due 90 days or more                         377        --        --        --       282
                                                 ------    ------    ------    ------    ------

Total of nonaccrual and 90 days past
   due loans                                      1,096     2,900     1,251       591     1,443
Real estate owned                                   603       552       120       424        33
Repossessed assets                                   18        52        --        --        --
                                                 ------    ------    ------    ------    ------
Total nonperforming loans                         1,717     3,504     1,371     1,015     1,476

   Restructured loans                            $1,094    $  152    $  442    $  107    $   --
                                                 ------    ------    ------    ------    ------

 Total nonperforming assets                      $2,811    $3,656    $1,813    $1,122    $1,476
                                                 ======    ======    ======    ======    ======

Nonaccrual and 90 days or more past due
   loans as a percent of loans receivable, net     0.19%     0.63%     0.50%     0.25%     0.66%
Nonaccrual and 90 days or more past
   due loans as a percent of total assets          0.14%     0.41%     0.38%     0.19%     0.51%
Nonperforming assets as a percent of
   total assets                                    0.35%     0.50%     0.55%     0.36%     0.53%
Total nonperforming assets to total loans          0.49%     0.78%     0.71%     0.47%     0.67%

         Interest income that would have been recorded for the year ended March 31, 2005 had nonaccruing loans been current in accordance with their original terms amounted to approximately $68,000.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan, plus foreclosure costs, or 90 day liquidation value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2005, the Bank had $603,000 of REO.

         Asset Classification. The State of Washington has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, State of Washington examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses which require additional monitoring by the Bank are classified as special mention.

The aggregate amounts of the Bank's classified assets for the years ended March 31, 2005, 2004 and 2003 were as follows:

                                                   At March 31,
                                            --------------------------
                                             2005      2004       2003
                                            ------    ------    ------
                                                (In Thousands)
         Doubtful:
           Consumer                         $   17    $   --    $   10
           Residential                          --        12        14
           Commercial non-real estate           --       120        --
                                            ------    ------    ------
         Total doubtful                         17       132        24
                                            ------    ------    ------
         Substandard:
           Consumer                            251       310       206
           Residential                         595       950       886
           Commercial non-real estate        1,483     1,870       685
           Commercial real estate            1,486       756       175
           Real estate owned                   603       552       120
           Repossessed assets                   18        --        --
           Overdrawn NOW accounts               56        --        --
                                            ------    ------    ------
         Total substandard                   4,492     4,438     2,072
                                            ------    ------    ------

         Total classified assets            $4,509    $4,570    $2,096
                                            ======    ======    ======

The increase in substandard loans from March 31, 2003 to March 31, 2004 was primarily attributable to the acquisition of Oregon loans.

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

         At March 31, 2005, the Bank had an allowance for loan losses of $7.3 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                            Year Ended March 31,
                                               ----------------------------------------------
                                                2005      2004      2003      2002      2001
                                               ------    ------    ------    ------    ------
                                                           (Dollars in Thousands)
Allowance at beginning of year                 $6,314    $3,414    $2,563    $1,758    $1,604
Addition through acquisition                       --     2,863        --        --        --
Provision for loan losses(1)                    1,528       395     1,033     1,064       303

Recoveries                                        110       120        22         7         6

Charge-offs:
Real estate loans:
   Residential                                      7        11        --        41        44
   Commercial                                     138        19        --        --        --
   Construction                                    --        --        --        12        --
Commercial non-real estate                        211       225        18        16        --
Consumer and other loans                          342       223       186       197       111
                                               ------    ------    ------    ------    ------
Total charge-offs                                 698       478       204       266       155
                                               ------    ------    ------    ------    ------
Net charge-offs                                   588       358       182       259       149
                                               ------    ------    ------    ------    ------
Balance at end of year                         $7,254    $6,314    $3,414    $2,563    $1,758
                                               ======    ======    ======    ======    ======

Allowance for loan losses as a percent of
 total loans receivable                          1.27%     1.35%     1.33%     1.08%     0.80%
Net charge-offs to average outstanding loans     0.12%     0.10%     0.07%     0.12%     0.07%

(1) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Operating Results for the Years Ended March 31, 2004 and 2005 -- Provision for Loan Losses" for a discussion of the factors contributing to changes in the Bank's provision for loan losses between the years.

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the years indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                             At March 31,
                      -------------------------------------------------------------------------------------------
                            2005              2004               2003               2002               2001
                      ---------------    ---------------    ---------------    ---------------    ---------------
                                                        (Dollars in Thousands)
                                % of               % of               % of               % of               % of
                                Loans              Loans              Loans              Loans              Loans
                                 in                 in                 in                 in                 in
                              Category           Category           Category           Category           Category
                              to Total           to Total           to Total           to Total           to Total
                      Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                      ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Residential           $  238    20.55%   $  282    24.20%   $  243    19.77%   $  268    26.19%   $  234    32.78%
Construction           1,272    12.09       927     9.54       660    11.80       133     2.54       140     2.50
Agricultural             735     7.36       738     9.31       425    11.28       365    12.01       318    12.03
Commercial             4,628    46.62     3,630    42.40     1,973    46.32     1,571    45.47       882    36.44
Consumer and other       381    13.38       737    14.55       113    10.83       226    13.79       184    16.25
                      ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Total allowance for
 loan losses          $7,254   100.00%   $6,314   100.00%   $3,414   100.00%   $2,563   100.00%   $1,758   100.00%
                      ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

Investment Activities

         The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Seattle ("FHLB-Seattle"), certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock.

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

         The Chief Executive Officer and the Chief Financial Officer determine appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's investment policies generally limit investments to FHLB obligations, certificates of deposit, U.S. Government and agency securities, municipal bonds rated AAA, mortgage-backed securities and certain types of mutual funds. The Bank does not purchase high-risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also considered during the evaluation.

         Investment securities are purchased primarily for managing liquidity. Generally, the Bank purchases mortgage-backed securities during times of reduced loan demand. The Bank's investments are primarily long term, insured bank qualified State of Idaho or Oregon municipal bonds. Most of the mortgage-backed securities are longer-term Freddie Mac, Fannie Mae, and Ginnie Mae backed securities.

         In connection with the acquisition of Oregon Trail, $9.5 million of investment securities were added to the held-to-maturity classification and $771,000 of mortgage-backed securities were added to the held-to-maturity classification during the fiscal year ended March 31, 2004. Held-to-maturity securities were classified as such because these securities were intended to be held-to-maturity and used to satisfy collateral requirements. For the year ended March 31, 2004, proceeds from maturities and sales of securities were $34.6 million and purchases of securities were $50.8 million. The proceeds from maturities and sale of securities were used to purchase securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing held-to-maturity mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden and Boise, Idaho. Held-to-maturity mortgage-backed and investment securities of $26.1 million were purchased to minimize the extension of risk by shortening the maturity dates of securities given the current interest rate environment.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios for the dates indicated.

                                                          At March 31,
                             -----------------------------------------------------------------------
                                     2005                      2004                    2003
                             ---------------------    ---------------------    ---------------------
                              Carrying   Percent of    Carrying   Percent of    Carrying   Percent of
                               Value     Portfolio      Value     Portfolio      Value     Portfolio
                             ---------   ---------    ---------   ---------    ---------   ---------
                                                      (Dollars in Thousands)
Available-for-sale:
Investment securities        $  17,427       15.81%   $  19,116       16.50%   $  16,813       63.61%
Mortgage-backed securities      39,441       35.78       54,128       46.74        7,649       28.94
                             ---------   ---------    ---------   ---------    ---------   ---------
Total available-for-sale        56,868       51.59       73,244       63.24       24,462       92.55
                             ---------   ---------    ---------   ---------    ---------   ---------

Held-to-maturity:
Investment securities        $  30,907       28.03%   $  19,671       16.99%   $      --         --%
Mortgage-backed securities      22,463       20.38       22,899       19.77        1,969        7.45
                             ---------   ---------    ---------   ---------    ---------   ---------
Total held-to-maturity          53,370       48.41       42,570       36.76        1,969        7.45
                             ---------   ---------    ---------   ---------    ---------   ---------
Total                        $ 110,238      100.00%   $ 115,814      100.00%   $  26,431      100.00%
                             =========   =========    =========   =========    =========   =========

         The table below sets forth certain information regarding the carrying value, average tax effected weighted yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 2005.

                                                    Over                Over
                             Less than             One to              Five to              Over Ten
                             One Year            Five Years           Ten Years              Years
                        -----------------    -----------------    -----------------    -----------------
                         Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield
                        -------   -------    -------   -------    -------   -------    -------   -------
                                                      (Dollars in Thousands)
Investment securities   $   450      2.90%   $14,388      3.78%   $ 5,878      7.73%   $27,618      7.69%

Mortgage-backed
  securities                  7        --         --        --      8,922      4.28     52,975      5.12
                        -------   -------    -------   -------    -------   -------    -------   -------
Total                   $   457      2.86%   $14,388      3.78%   $14,800      5.65%   $80,593      6.00%
                        =======   =======    =======   =======    =======   =======    =======   =======

         Other Investment Activities. The Bank purchases bank owned life insurance policies ("BOLI") to offset future employee benefit costs, and at March 31, 2005, bank owned life insurance policies and cash surrender value of life insurance policies was $23.3 million. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "bank owned and cash surrender value of life insurance policies" in the Company's Consolidated Statements of Financial Condition. The income related to the BOLI of $1.1 million, which is generated by the increase in the cash surrender value of the policy, is classified in "other interest earning assets" in the Company's Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle are used to compensate for reductions in the availability of funds from other sources. The Company also maintains an additional credit facility of $23.5 million with US Bank.

         Deposit Accounts. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Substantially all of the Bank's depositors are residents of Idaho, Washington and Oregon. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, retirement savings plans, and securities sold under agreements to repurchase. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank accepts brokered deposits with maturities between ninety days and ten years. At March 31, 2005, the Bank had $42.7 million in brokered deposits, which was 5.3% of total assets. At March 31, 2005, certificates of deposit that are scheduled to mature in less than one year totaled $124.5 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The FHLB-Seattle has lowered its dividend payout and has changed its method of calculating the dividend payout based on earnings from the prior quarter, subject to certain limitations. As of May 18, 2005, the FHLB-Seattle has suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the FHLB-Seattle's website at www.fhlbsea.com. The dividend declared and paid for the quarter ended March 31, 2004 was 4.0% on class B(1) stock and 0.641% on class B(2) stock. The dividend declared for the quarter ended March 31, 2005 is 1.63% on class B(1) stock and 1.50% on class B(2) stock. The Company will recognize this lower return on equity securities on its statement of financial condition and results of operations.


         The following table sets forth information concerning the Bank's deposits and securities sold under agreements to repurchase at March 31, 2005.

Weighted
Average     Checking and Savings Deposits                                 Percentage
Interest    and Securities Sold Under                Minimum               of Total
Rate        Agreements to Repurchase                 Amount     Balance    Deposits
------      -------------------------------         --------    --------   --------
                                      (Dollars in Thousands, except Minimum Amount)
0.22%       NOW and Securities Sold Under
             Agreements to Repurchase               $     --    $157,397      29.44%
1.05        Money Market Deposit                         100      44,940       8.40
1.27        Money Market Deposit                       1,000      30,710       5.74
2.50        Money Market Deposit                       2,500      43,231       8.09
0.25        Statement Savings                            100      41,189       7.70
                                                                --------   --------
             Total Checking and  Savings Deposits
              and Securities Sold Under Agreements
              to Repurchase                                      317,467      59.37
                                                                --------   --------

            Certificates of Deposit
            -----------------------
1.56        7 days to 179 days                         2,500      15,487       2.90
1.97        6 months to less than 1 year               2,500      12,066       2.26
1.83        1 year to less than 2 years                2,500       9,794       1.83
2.23        2 years to less than 3 years               2,500       6,325       1.18
3.06        2 years to 5 years - Add on                  500       5,134       0.96
3.15        3 years to less than 4 years               2,500      17,538       3.28
4.22        4 years to less than 5 years               2,500       1,525       0.29
4.31        5 years to less than 10 years              2,500      17,390       3.25
2.54        IRA Variable                                 500         762       0.14
3.55        Brokered                                 100,000      42,733       7.99
1.88        2 year Step Rate                           5,000         641       0.12
3.60        3 year Step Rate                           5,000       8,141       1.52
4.91        4 year Step Rate                           5,000       2,499       0.47
3.37        Special, 2 years to less than 3 years     10,000       2,935       0.55
1.21        91 days                                    1,000       1,508       0.28
1.65        182 days                                   1,000       7,736       1.45
1.83        1 year                                     1,000      18,724       3.50
2.34        2 1/2 years                                1,000       4,577       0.86
3.59        3 to 5 years                               1,000      14,022       2.62
4.37        5 years                                    1,000      19,048       3.56
3.38        6 years                                    1,000         603       0.11
2.00        18 month add on                                5       2,791       0.52
1.59        20 month                                   1,000       2,764       0.52
2.22        Mini jumbo certificates                   96,000       1,921       0.36
2.08        Various term, fixed rate                   1,000         568       0.11
                                                                --------   --------

                    Total Certificates of  Deposit               217,232      40.63
                                                                --------   --------

             Total Deposits and Securities Sold Under
              Agreements to Repurchase                          $534,699     100.00%
                                                                ========   ========

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2005. Jumbo certificates of deposit are certificates in amounts of more than $100,000.


Maturity Period                                    Amount
---------------                                  ----------
                                               (In Thousands)
Three months or less                             $   22,750
Over three through six months                        11,643
Over six through 12 months                           13,231
Over 12 months                                       41,411
                                                 ----------

Total jumbo certificates of deposit              $   89,035
                                                 ==========

         Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits and securities sold under agreements to repurchase in the various types of accounts offered by the Bank between the years ended March 31, 2005, 2004 and 2003.

                                                                           At March 31,
                              ----------------------------------------------------------------------------------------
                                           2005                               2004                         2003
                              -------------------------------    -------------------------------    ------------------
                                          Percent                            Percent                           Percent
                                            of       Increase                  of       Increase                 of
                                Amount     Total    (Decrease)     Amount     Total    (Decrease)     Amount    Total
                              ---------   ------    ---------    ---------   ------    ---------    ---------   ------
                                                                       (Dollars in Thousands)
NOW accounts and securities
  sold under agreements to
  repurchase                  $ 157,397    29.44%   $  11,438    $ 145,959    29.72%   $  83,479    $  62,480    29.15%
Savings accounts                 41,189     7.70        1,367       39,822     8.11       24,287       15,535     7.25

Money market deposit
  accounts                      118,881    22.23       14,269      104,612    21.30       80,374       24,238    11.31

Fixed-rate certificates
 which mature:
  Within 1 year                 124,463    23.28       20,418      104,045    21.19       79,471       24,574    11.46

  After 1 year, but within
   2 years                       37,065     6.93        4,432       32,633     6.65       20,876       11,757     5.49
  After 2 years, but within
   5 years                       51,181     9.57       (6,321)      57,502    11.71       (7,996)      65,498    30.56
  Certificates maturing
   Thereafter                     4,523     0.85       (1,939)       6,462     1.32       (3,796)      10,258     4.78
                              ---------   ------    ---------    ---------   ------    ---------    ---------   ------
Total                         $ 534,699   100.00%   $  43,664    $ 491,035   100.00%   $ 276,695    $ 214,340   100.00%
                              =========   ======    =========    =========   ======    =========    =========   ======

         Time Deposits by Rates. The following table sets forth the time deposits in the Bank categorized by rates at the years ended March 31, 2005, 2004 and 2003.

                                      At March 31,
                        ----------------------------------------
                           2005           2004            2003
                        ----------     ----------     ----------
                                     (In Thousands)

0.0 - 2.99%             $  117,771     $  109,775     $   51,940
3.0 - 3.99%                 47,069         30,501         11,937
4.0 - 4.99%                 33,841         35,777         32,126
5.0 - 5.99%                 16,144         18,728         14,523
6.0 - 6.99%                  2,407          4,944          1,219
7.0 - 7.99%                     --            917            336
8% and over                     --             --              6
                        ----------     ----------     ----------
Total                   $  217,232     $  200,642     $  112,087
                        ==========     ==========     ==========


         The following table sets forth the amount and maturities of time deposits at March 31, 2005.

                                              Amount Due
              --------------------------------------------------------------------------
                                                                                Percent
                          After      After      After                           of Total
             Less Than    1 to 2     2 to 3     3 to 4      After             Certificate
              One Year    Years      Years      Years      4 Years    Total     Accounts
              --------   --------   --------   --------   --------   --------   --------
                                        (Dollars in Thousands)
0.0 - 2.99%   $ 98,426   $ 13,391   $  5,143   $    228   $    583   $117,771      54.21%
3.0 - 3.99%     10,644      2,689     19,509      6,623      7,604     47,069      21.67
4.0 -4.99%      11,093      8,728      6,155        101      7,764     33,841      15.58
5.0 - 5.99%      2,314     12,032      1,736         11         51     16,144       7.43
6.0 - 6.99%      1,986        225        105         --         91      2,407       1.11
7% and over         --         --         --         --         --         --         --
              --------   --------   --------   --------   --------   --------   --------
Total         $124,463   $ 37,065   $ 32,648   $  6,963   $ 16,093   $217,232     100.00%
              ========   ========   ========   ========   ========   ========   ========

         Deposit Activity. The following table sets forth the deposit and securities sold under agreements to repurchase activities of the Bank for the years ended March 31, 2005, 2004 and 2003.

                                                   Year Ended March 31,
                                            ----------------------------------
                                              2005         2004         2003
                                            --------     --------     --------
                                                      (In Thousands)

Beginning balance                           $491,035     $214,340     $196,123
                                            --------     --------     --------
Net increase
  before interest credited                    36,309       15,082       13,574
Purchased in Oregon Trail acquisition             --      256,312           --
Interest credited                              7,355        5,301        4,643
                                            --------     --------     --------
Net increase
  in savings deposits                         43,664      276,695       18,217
                                            --------     --------     --------

Ending balance                              $534,699     $491,035     $214,340
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


         The following tables set forth certain information regarding borrowings by the Bank for the years ended March 31, 2005, 2004 and 2003:

                                                                             At or For the
                                                                          Year Ended March 31,
                                                                ----------------------------------------
                                                                   2005           2004           2003
                                                                ----------     ----------     ----------
                                                                        (Dollars in Thousands)
Maximum amount of FHLB advances and other borrowings
  outstanding at any month end during the year                  $  192,338     $  144,164     $   83,586
Approximate average FHLB advances and other borrowings
  outstanding during the year                                      158,235        101,106         82,271
Balance of FHLB advances  and other borrowings outstanding
  at end of year                                                   185,337        132,056         81,816
Weighted average rate paid on
  FHLB advances and other borrowings at end of year                   4.28%          4.78%          4.93%
Approximate weighted average rate paid on
  FHLB advances and other borrowings during the year                  3.77%          4.58%          4.94%

At March 31, 2005                                                    One Year to      Five Years to
                                                Less than             Less than       Less than Ten        Greater than
                                                 One Year             Five Years          Years             Ten Years
                                                 --------             ----------         --------           ---------
                                                                          (Dollars in Thousands)
Maturities of FHLB advances and other
  borrowings                                     $109,681             $ 31,346           $ 37,589            $  6,721
Range of interest rates                        2.36% - 7.01%        3.05% - 7.03%      3.42% - 7.12%       6.66% - 7.10%
Weighted average interest rate                      3.59%                4.87%              5.32%              7.03%
Percentage of total advances                       59.18%               16.91%             20.28%              3.63%

         At March 31, 2005, there were $45.8 million of advances from the FHLB-Seattle that were callable, of which $5.0 million of less than one year advances were callable within one year, $5.0 million of one to less than five year advances were callable within one year, $5.8 million of one to less than five year advances were callable within one to less than five years, $10.0 million of five to less than ten year advances were callable within one year, and $20.0 million of five to less than ten year advances were callable within one to less than five years. As of March 31, 2004, there were $45.8 million of advances from the FHLB-Seattle that were callable, of which $10.0 million of one to less than five year advances were callable within one year, $750,000 of one to less than five year advances were callable within one to less than five years, $30.0 million of five to less than ten year advances were callable within one year, and $5.0 million of five to less than ten year advances were callable in one to less than five years.

         The Bank also maintains additional credit facility of $23.5 million with US Bank. Advances of $2.2 million were outstanding under this facility at March 31, 2005.

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

Subsidiary Activities

         The Bank has two subsidiaries, Tri-Star Financial Corporation, and Pioneer Development Corporation ("PDC"). Tri-Star sells life insurance and tax deferred annuities on an agency basis. PDC purchased land sale contracts until March 1998, and currently services those contracts. Both subsidiaries reflect residual value of assets and income and they are not currently pursuing or engaging in any business activity.

Personnel

         As of March 31, 2005, the Bank had 217 full-time and 59 part-time employees. The number of full-time equivalent employees increased 5.9% from March 31, 2004 to March 31, 2005. The number of full-time equivalent employees at March 31, 2005 was 270. The number of full time equivalent employees at March 31, 2004 was 255. The Bank used temporary services to hire employees for approximately 2,200 hours during the year ended March 31, 2005. The Bank's employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

         The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

                   Executive Officers of the Company and Bank
                   ------------------------------------------

                    Age at
                    March 31,    Position
Name                 2005        Company                        Bank
----------------     ----        --------------------------     ---------------------------------------------------
Clyde E. Conklin      53         President, Chief Executive     Chief Executive Officer and Director
                                 Officer and Director
Larry K. Moxley       54         Executive Vice President,      Chief Financial Officer,
                                 Chief Financial Officer,       Secretary/Treasurer and Director
                                 Corporate Secretary, and
                                 Director
Terence A. Otte       48         --                             Executive Vice President, Chief Operating Officer
Donn L. Durgan        51         --                             Executive Vice President, Chief Lending Officer
Richard R. Acuff      44         --                             Executive Vice President, Chief Information Officer

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

         Richard R. Acuff, who joined the Bank in February 1983, currently serves as Executive Vice President, Chief Information Officer. From 1983 to 1992, he served as Staff Accountant, Assistant Controller, and Asset and Liability Manager. From 1992 to 2003, he served as Manager, Assistant Vice President, Vice President, and Senior Vice President of Management Information Systems.

                                   REGULATION

FirstBank Northwest

         General. As a state-chartered, federally insured depository institution, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Washington Department of Financial Institutions, Division of Banks ("Division") and files quarterly and periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

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

         Deposit Insurance. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States Government.

         As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         Since January 1, 1997, the premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

         Capital Requirements. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The Bank had a leverage ratio of 6.7% as of March 31, 2005. The Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. The Bank had a total risk-based ratio of 10.3% and a Tier 1 risk-based capital ratio of 9.0% at March 31, 2005.

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2005, the Bank had a Tier 1 capital to average assets ratio of 6.7%, a Tier 1 capital to risk-weighted assets ratio of 9.0%, and a total capital to risk-weighted assets ratio of 10.3%.

         The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. In this regard, it is currently anticipated that $3.0 million of term subordinated debt will be added through US Bank during the quarter ending June 30, 2005 to increase the risk-weighted capital. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements. For additional information concerning the Bank's capital, see Notes 12 and 21 of the Notes to the Consolidated Financial Statements.

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

         At March 31, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         Washington State recently enacted a new law regarding financial institution parity. Primarily, the law affords Washington chartered commercial banks the same powers as Washington chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington chartered savings banks may exercise any of the powers of Washington chartered commercial banks, national banks and federally chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extension of credit by federally chartered financial institutions to Washington residents.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB-Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As of March 31, 2005, the Bank had advances, including $2.8 million merger premium, totaling $183.2 million from the FHLB-Seattle, which mature in 2005 through 2030 at interest rates ranging from 2.36% to 7.12%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         As a member, the Bank is required to purchase and maintain stock in the FHLB-Seattle. At March 31, 2005, the Bank had $12.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 2.25% and 3.93% for the fiscal years ended March 31, 2005 and 2004, respectively. For the year ended March 31, 2005, the Bank received $284,000 in dividends from the FHLB-Seattle.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. As of March 31, 2005, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

         Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company, generally limiting a single transaction with the Company to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. These transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

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

         Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

         Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

         The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

         The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

         The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

         Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

o    establishment of anti-money laundering programs;
o establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
o establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
o prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

         Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

FirstBank NW Corp.

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Office of Thrift Supervision ("OTS"). Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries, which also permit the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

         Mergers and Acquisitions. The Home Owners Loan Act ("HOLA") and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association which is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

         Activities Restrictions. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

         Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are: loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets; 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 2005, the Bank was in compliance with the QTL test.

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

     o a prohibition on personal loans to directors and officers, subject to exemptions;
     o   expedited filing requirements for Form 4s;
     o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
     o   "real time" filing of periodic reports;
     o   the formation of a public company accounting oversight board;
     o   auditor independence; and
     o   various increased criminal penalties for violations of securities laws.

Item 2.  Properties
-------------------

         The Bank operates twenty full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Post Falls, Boise, and Hayden, Idaho, Clarkston, Spokane, and Liberty Lake, Washington, and Baker City, La Grande, Ontario, John Day, Burns, Enterprise, Island City, Vale, and Pendleton, Oregon and six loan production offices in Lewiston, Coeur d'Alene, Boise, and Nampa, Idaho, Spokane, Washington, and Baker City, Oregon.

         The Company owns the Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Hayden, Idaho, Clarkston, Washington and all Oregon facilities, and leases the in-store location of the Post Falls branch on a one year optional term with the initial five year term commencing on March 1, 1999. In November 1999, the Bank opened the newly constructed Liberty Lake branch, which is located on leased land. The land lease is a ten-year lease. The Boise and Spokane branches are located on the same property as the loan production offices.

         The loan production offices in Lewiston, and Coeur d'Alene, Idaho and Baker City, Oregon are located in the same facility as the Bank's full-service office. The loan production office in Boise is an office space leased for five years, ten and one-half months commencing on April 15, 2002. The loan production office in Nampa is an office space leased for one year plus five one-year options commencing on November 1, 2004. The loan production office in Spokane is an office space leased for 62 months commencing on August 1, 2002.

         The corporate office is located in the same building as the Clarkston, Washington full-service facility.

         A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006.

         At March 31, 2005, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $18.7 million. The Company believes that its existing facilities are adequate for the current level of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The common stock of the Company is traded on the Nasdaq National Market under the symbol "FBNW." The table below reflects the high, low, and closing market prices of its common stock based on the daily price, cash dividends paid per share, and tangible book value for the last two fiscal years. The common stock began trading on July 2, 1997. At March 31, 2005, there were approximately 502 holders of record of common stock of the Company.

                                                               Tangible
                                                                 Book
                     High        Low       Close    Dividends   Value*
                   --------   --------   --------   --------   --------
2005               $ 29.750   $ 24.500   $ 28.000   $   0.68   $  18.00
----
First Quarter        29.750     24.500                  0.17      16.92
Second Quarter       29.250     26.590                  0.17      17.33
Third Quarter        29.440     27.330                  0.17      17.71
Fourth Quarter       29.000     26.580                  0.17      18.00

2004               $ 31.050   $ 23.500   $ 29.750   $   0.62   $  16.88
----
First Quarter        29.000     23.500                  0.15      23.91
Second Quarter       30.010     26.130                  0.15      24.02
Third Quarter        31.050     27.550                  0.15      16.59
Fourth Quarter       30.900     29.650                  0.17      16.88


* Tangible book value is computed using actual shares outstanding, excluding unallocated Employee Stock Ownership Plan ("ESOP") shares and including undisbursed Management Recognition and Development Plan ("MRDP") shares.

         The payment of dividends on the common stock is subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Bank. Accordingly, there can be no assurance that any dividends will be paid in the future. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, because the Company has no significant source of income other than dividends from the Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company depends in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company are subject to regulatory restriction under OTS policy as well as to limitation under applicable provisions of Washington law.

On April 21, 2005, the Board of Directors declared a cash dividend of $0.17 per common share to shareholders of record as of May 20, 2005. The dividend was paid on June 3, 2005.


Stock Repurchases

         The following table sets forth the Company's repurchases of its outstanding Common Stock during the fiscal year ended March 31, 2005.

                      ISSUER PURCHASES OF EQUITY SECUTITIES

                                                             (c) Total Number       (d) Maximum
                                                                  of Shares          Number of
                                                                 Purchased           Shares that
                                                                  as part            May Yet Be
                      (a) Total Number      (b) Average         of Publicly          Purchased
                         of Shares         Price Paid per        Announced           Under the
                         Purchased             Share               Plans               Plans
                        ------------        ------------        ------------        ------------
April 2004                        --                  --                  --              41,432(1)
May 2004                          --                  --                  --              41,432
June 2004                         --                  --                  --              41,432
July 2004                         --                  --                  --              41,432
August 2004                   41,432        $      27.26              41,432             147,866(2)
September 2004                52,500               28.91              52,500              95,366
October 2004                      --                  --                  --              95,366
November 2004                     --                  --                  --              95,366
December 2004                     --                  --                  --              95,366
January 2005                      --                  --                  --              95,366
February 2005                     --                  --                  --              95,366
March 2005                        --                  --                  --              95,366
                        ------------        ------------        ------------        ------------
TOTAL                         93,932        $      28.18              93,932              95,366
                        ============        ============        ============        ============

(1) On November 21, 2003, the Company's Board of Directors authorized a 5% stock repurchase plan, or 146,432 shares of the Company's outstanding common stock. As of July 31, 2004, 105,000 shares were repurchased under this program. The stock repurchase of this plan was completed in August 2004.

(2) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 147,866 shares of the Company's outstanding common stock. As of March 31, 2005, 52,500 shares had been repurchased under this program.


Item 6.  Selected Financial Data
--------------------------------

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the fiscal years indicated.

                                                                              At March 31,
                                                      -------------------------------------------------------------
FINANCIAL CONDITION DATA:                                2005         2004         2003         2002         2001
                                                      ---------    ---------    ---------    ---------    ---------
                                                                             (In Thousands)
Total assets                                          $ 801,122    $ 700,232    $ 332,398    $ 307,840    $ 281,062
Loans receivable, net                                   562,101      459,114      251,805      234,396      216,685
Loans held for sale                                       3,999        5,254        5,214        3,740        2,466
Cash and cash equivalents                                41,801       38,397       24,741       24,012       12,805
Investment securities available-for-sale                 17,427       19,116       16,813       12,524       12,568
Investment securities held-to-maturity                   30,907       19,671           --           --           --
Mortgage-backed securities held-to-maturity              22,463       22,899        1,969        2,140        2,335
Mortgage-backed securities available-for-sale            39,441       54,128        7,649        9,293       17,704
Deposits                                                518,676      480,548      203,189      188,857      157,797
Securities sold under agreements to repurchase           16,023       10,487       11,151        7,265           --
FHLB advances and other borrowings                      185,337      132,056       81,816       79,722       90,917
Stockholders' equity                                     72,311       69,332       30,064       27,813       27,976

                                                                              At March 31,
                                                      -------------------------------------------------------------
SELECTED OPERATING DATA:                                 2005         2004         2003         2002         2001
                                                      ---------    ---------    ---------    ---------    ---------
                                                                             (In Thousands)
Interest income                                       $  40,631    $  27,415    $  20,575    $  20,248    $  20,757
Interest expense                                         13,319        9,934        8,710        9,992       11,617
                                                      ---------    ---------    ---------    ---------    ---------
Net interest income                                      27,312       17,481       11,865       10,256        9,140
Provision for loan losses                                (1,528)        (395)      (1,033)      (1,064)        (303)
                                                      ---------    ---------    ---------    ---------    ---------
Net interest income after provision for loan losses      25,784       17,086       10,832        9,192        8,837
Non-interest income                                       6,010        5,516        4,693        4,015        2,594
Non-interest expenses                                    23,149       16,762       11,699        9,766        8,683
                                                      ---------    ---------    ---------    ---------    ---------
Income before income tax expense                          8,645        5,840        3,826        3,441        2,748
Income tax expense                                        2,367        1,482        1,054        1,065          866
                                                      ---------    ---------    ---------    ---------    ---------
Net income                                            $   6,278    $   4,358    $   2,772    $   2,376    $   1,882
                                                      =========    =========    =========    =========    =========
Per share data:
    Basic earnings per share                          $    2.17    $    2.26    $    2.15    $    1.76    $    1.34
    Diluted earnings per share                        $    2.09    $    2.12    $    2.07    $    1.70    $    1.30
                                                      =========    =========    =========    =========    =========

Dividends per share                                   $    0.68    $    0.62    $    0.54    $    0.44    $    0.38
                                                      =========    =========    =========    =========    =========


                                                                         At or For the Year Ended March 31,
                                                                ----------------------------------------------------
                                                                  2005       2004       2003       2002       2001
                                                                --------   --------   --------   --------   --------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)                                        0.84%      0.90%      0.87%      0.82%      0.71%
Return on average equity (2)                                        8.85       9.26       9.49       8.47       7.07
Average equity to average assets (3)                                9.54       9.71       9.16       9.73      10.00
Total equity to total assets at end of year                         9.03       9.90       9.04       9.03       9.95
Interest rate spread (4)                                            4.38       4.23       4.14       3.86       3.31
Net interest margin (5)                                             4.38       4.28       4.27       4.05       3.92
Average interest-earning assets to average interest-bearing
   liabilities                                                    112.36     113.44     114.96     114.05     113.10
Non-interest expense as a percent of average assets                 3.11       3.46       3.67       3.39       3.27
Efficiency ratio (6)                                               65.91      68.88      67.36      65.44      70.50
Dividend payout ratio                                              31.27      29.73      25.37      25.60      29.19

Bank Equity Ratios:
Tier I capital to average assets                                    6.67       6.51       8.40       8.79       9.18
Tier I capital to risk-weighted assets                              9.04       9.24      11.84      12.28      13.52
Total capital to risk-weighted assets                              10.29      10.50      13.09      13.47      14.45

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent
   of loans receivable, net                                         0.19       0.63       0.50       0.25       0.66
Nonperforming assets as a  percent of total assets                  0.35       0.50       0.55       0.36       0.53
Allowance for loan losses as a percent of total loans
   receivable                                                       1.27       1.35       1.33       1.08       0.80
Allowance for loan losses as a percent of nonperforming
   Loans                                                          661.86     217.72     272.90     433.67     121.83
Net charge-offs to average outstanding loans                        0.12       0.10       0.07       0.12       0.07
Allowance for loan losses as a multiple of net charge-offs         12.34      17.64      18.76       9.90      11.80

Averages are based on average daily balances.

(1)  Net income divided by average assets.
(2)  Net income divided by average equity.
(3)  Average equity divided by average assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on total deposits and borrowed funds.
(5) Net interest income and tax effects as a percentage of average interest-earning assets.
(6) Non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         --------------------

General

         Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

         Management's discussion and analysis of financial condition and results of operations and other portions of this Annual Report on Form 10-K contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in its Annual Report. The Company has used "forward-looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect the results include interest rate trends, the general economic climate in the Bank's market area and the country as a whole, the real estate market in Washington, Idaho and Oregon, the demand for mortgage loans, the ability of the Company to control costs and expenses, competition and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statements.

         The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from loan origination fees and transaction account service charges) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on total deposits and borrowed funds, as well as a function of the average balance of interest-earning assets as compared to the average balance of total deposits on borrowed funds. Non-interest income is comprised of income from mortgage banking activities, transaction service charge fees, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. Additional expenses that were incurred in fiscal year 2005 include establishing new loan production office in Nampa, Idaho and new branches in Boise and Hayden, Idaho, conversion/deconversion costs for the core system, integration and enhancements to security of the wide-area network computing systems, and some consulting fees for compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002, including Federal Deposit Insurance Corporation Improvement Act ("FDICIA") certifications on management's assessments on internal controls. Additional expenses that are expected to be incurred in fiscal year 2006 include constructing and opening a second full service branch in Boise, Idaho and consulting fees for addition Sarbanes-Oxley Act and FDICIA compliance. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

Business Strategy. The Company's strategy is to operate as an independent community-based financial institution serving commercial, agricultural, small business, and individual financial needs. The Company focuses on providing exceptional customer service in the delivery of quality and competitive deposit and loan products, and we strive to deliver local decisions to each community served. Our principal business is to attract deposits from individuals, businesses and public entities, which are invested primarily in commercial, agricultural, small business and consumer loans, both in real estate and non-real estate. The Company intends to pursue this strategy and endeavors to continue to diversify the loan portfolio consistent with our commercial banking philosophy.

Mission Statement. The mission of the Company is to exceed the expectations of its stockholders, customers, employees and community. As an independent community bank, the Bank will deliver excellent service to its consumer and business customers through knowledgeable and dedicated employees. We will provide convenient access to banking and financial related products/services that meet the changing needs of our targeted customers. We will achieve this mission profitably, therefore ensuring our long-term commitment to all of our stakeholders.

Operating Strategy. Our goal is to grow FirstBank on a profitable basis consistent with our mission statement, while expanding our community banking franchise in existing markets and expanded markets. We plan to achieve this by:

o maintaining a strong credit culture through disciplined credit administration;

o continuing loan growth through focused new loan origination in our loan centers;

o enhanced branch deposit growth focused on core deposit growth from commercial, small business, agriculture and individual customers within our communities. Existing branch market share and enhanced new branch performance is essential to deposit growth initiatives;

o seeking to improve net interest margin through a combination of reduced funding costs and improved pricing levels for loans relative to risk, with emphasis on construction and commercial lending;

o analyzing profitability of product and business lines and allocating resources accordingly. Focus will remain on our community banking mission as we address these initiatives;

o expanding our reach to targeted customer base through enhanced delivery channels;

o enhancing management culture which is driven by a focus on profitability through decentralized decisions based on clear authorities, responsibilities and accountabilities;

o establishing a Bank-wide training program that develops employee's knowledge of products, services, procedures, and sales culture as well as professional development;

o utilizing technology to gain efficiencies in processing customer information and servicing support in order to deliver consistent service and comply with policy, processes and regulations;

o    continued diversification of loan portfolio;

o maintaining Bank capital within policy limits and consistent with the risk profile of the loan portfolio and other relative risk factors as the Bank continues to grow;

o maintaining interest rate risk profile within policy and consistent with asset/liability management objectives. No inordinate interest rate risk will be positioned into specific rate environments nor will net income module be initiated outside of interest rate risk policies.


Critical Accounting Policies

         Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed could be considered critical within the SEC's definition. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

         Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation and the Board of Directors' regular review of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on a monthly basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percentage. The change in loan types per category is multiplied by the assigned loan loss percentage to arrive at the basic monthly adjustment to the provision for loan loss. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

         Mortgage Servicing Rights (MSRs). Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most important of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Bank. At least quarterly, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes the model applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will prevent impairment charges in future periods.

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

         Securities. Estimates are used in the presentation of the securities portfolio and these estimates impact the Company's financial condition and results of operations. Many of the securities included in the securities portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities, including collateralized mortgage obligations (CMOs), the amortization or accretion is based on estimated lives of the securities. The lives of the securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the lives of these mortgage-related securities based on information provided by third parties. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated lives of these securities.

         Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with this Standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment.

Comparison of Financial Condition at March 31, 2005 and March 31, 2004

         Assets. Total assets increased $100.9 million, or 14.4%, from $700.2 million at March 31, 2004 to $801.1 million at March 31, 2005. This increase is primarily the result of $103.0 million in loan growth. The following table identifies and explains the categories with notable variances for the fiscal years ended March 31, 2005 and 2004:



                                                  Balance at     Balance at      Dollar        Percentage
                                                   March 31,      March 31,     Increase        Increase
                                                     2005           2004        (Decrease)     (Decrease)
                                                 ------------   ------------   ------------   ------------
                                                                  (Dollars in Thousands)
Noninterest-bearing cash deposits                $     39,769   $     22,329   $     17,440          78.10%
Interest-bearing cash deposits                          2,032         16,067        (14,035)        (87.35)
Investment securities held-to-maturity                 30,907         19,671         11,236          57.12
Investment securities available-for-sale               17,427         19,116         (1,689)         (8.84)
Mortgage-backed securities,
   available-for-sale                                  39,441         54,128        (14,687)        (27.13)
Loans receivable, net                                 562,101        459,114        102,987          22.43
Equity securities, at cost                             12,789         12,506            283           2.26
Other assets                                            4,130          3,350            780          23.28

         The increase in non-interest bearing deposits was the result of additional contemporaneous reserve requirements on deposits regulated by the Federal Reserve. The decrease in interest-bearing cash deposits was the result of funding the increase in loans.

         The increase in held-to-maturity investment securities was the result of purchases of $11.4 million in the first quarter of fiscal 2005 to provide leverage with short term securities, $213,000 net increase in amortization, and $44,000 principal repayment.

         The decrease in available-for-sale investment securities was the result of payments from sales and calls of $960,000 and a $792,000 decrease in market value.

         The decrease in available-for-sale mortgage-backed securities was the result of payments from maturities of $16.4 million, purchases of $3.0 million, a $1.1 million decrease in market value, and $256,000 in amortization.

         The increase in net loans receivable was the result of loans originated in the Company's marketing area, especially commercial real estate and construction loans in the Boise, Coeur D'Alene, and Spokane markets. Most of these type of loans are adjustable and tied to prime. Management has focused on increasing loans receivable as part of the Company's operating strategy.

         Equity securities, including FHLB stock, remained relatively unchanged and it is not anticipated that the increases historically experienced will be maintained. As of May 18, 2005, the FHLB-Seattle has suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the FHLB-Seattle's website at www.fhlbsea.com. The Company will recognize no income on its FHLB stock, which will reduce earnings in the future.

         The increase in other assets, including income taxes receivable, was primarily the result of the $1.1 million increase in income taxes receivable, which was primarily a result of stock option tax benefits of $810,000.

         Liabilities. Total liabilities increased $97.9 million, or 15.5%, from $630.9 million at March 31, 2004 to $728.8 million at March 31, 2005. The growth in liabilities resulted from deposit growth, which was part of management's focus in fiscal year 2005, and increases in borrowings. The following table identifies and explains the categories with notable variances for the fiscal years ended March 31, 2005 and 2004:



                                                  Balance at     Balance at
                                                   March 31,      March 31,      Dollar        Percentage
                                                     2005           2004        Increase        Increase
                                                 ------------   ------------   ------------   ------------
                                                                  (Dollars in Thousands)
Noninterest-bearing deposits                     $     76,072   $     53,541   $     22,531          42.08%
Interest-bearing deposits                             442,604        427,007         15,597           3.65
                                                 ------------   ------------   ------------   ------------
   Total deposits                                     518,676        480,548         38,128           7.93

Securities sold under agreements
   to repurchase                                       16,023         10,487          5,536          52.79
FHLB advances and other borrowings                    185,337        132,056         53,281          40.35


         The increase in total deposits was the result of increasing the number of customer accounts. The Company had good growth in money market and checking accounts (core accounts), with little change in certificates of deposits. Idaho and Washington branches had increases in certificate of deposits, which were offset by decreases in certificates of deposit at the Oregon branches. The Company pays interest on certificate of deposits at the average rate in the market and gives the branches latitude to adjust rates based upon customer relationships. The Oregon branches, formerly owned by Pioneer Bank, paid interest on certificate of deposits at a rate close to the highest in the market. Management has focused on increasing core deposits as part of the Company's operating strategy.

         The increase in securities sold under agreements to repurchase and FHLB advances and other borrowings was utilized to fund loan growth. The maturity of these borrowings are mostly short term to match the adjustable rate loans that were funded.

         Stockholders' Equity. Total equity increased $3.0 million from $69.3 million at March 31, 2004 to $72.3 million at March 31, 2005. This increase was primarily the result of $6.3 million in net income partially offset by an increase of $1.3 million in unrealized losses on available-for-sale securities, net of tax benefit, and the Company paying $2.0 million in dividends to its stockholders during fiscal 2005.

Additional paid-in-capital decreased $290,000 to $45.2 million at March 31, 2005 from $45.5 million at March 31, 2004 due to $2.6 million in repurchases of common stock, $2.2 million in stock issued from the exercise of stock options, and $152,000 in ESOP shares released. Unearned ESOP shares decreased $83,000 to $719,000 at March 31, 2005 from $802,000 at March 31, 2004. Retained earnings increased $4.3 million to $27.6 million at March 31, 2005 from $23.3 million at March 31, 2004 as a result of $6.3 million net income and $2.0 million in dividends paid. Accumulated other comprehensive income decreased $1.2 million to $149,000 at March 31, 2005 from $1.3 million at March 31, 2004 as a result of changes in market value on available-for-sale securities.

Comparison of Operating Results for the Years Ended March 31, 2004 and 2005

         General. Net income increased $1.9 million, or 44.1%, from $4.4 million ($2.26 per share - basic, $2.12 per share - diluted) for the year ended March 31, 2004 to $6.3 million ($2.17 per share - basic, $2.09 per share - diluted) for the year ended March 31, 2005. The Company acquired Oregon Trail on October 31, 2003 causing the results of operations to increase for the fiscal year ended March 31, 2005 from the fiscal year ended March 31, 2004. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trail operations and the year ended March 31, 2005 include a full period of combined operations. The increase in net income is a result of an increase in net interest income of $9.8 million, an increase in provision for loan losses of $1.1 million, an increase in non-interest income of $494,000, an increase in non-interest expense of $6.4 million, and an increase in income tax expense of $885,000.


Net Interest Income. Net interest income increased $9.8 million, or 56.2%, from $17.5 million for the year ended March 31, 2004 to $27.3 million for the year ended March 31, 2005. The yield on interest-earning assets decreased, the average balance on interest-earning assets increased, the cost of total deposits and borrowed funds decreased, and the average balance on total deposits and borrowed funds increased. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated yields, and interest rate spread, for the fiscal years ended
March 31, 2005 and 2004:

                                                                 For the Year Ended March 31,
                                                 -------------------------------------------------------
                                                            2005                         2004
                                                 -------------------------     -------------------------
                                                  Average                       Average
                                                  Balance          Yield        Balance         Yield
                                                 ----------     ----------     ----------     ----------
                                                                   (Dollars in Thousands)
Total interest-earning assets                    $  664,277           6.38%    $  439,882           6.54%
Total deposits and borrowed funds                $  665,003           2.00     $  430,864           2.31
                                                                ----------                    ----------
Interest rate spread                                                  4.38%                         4.23%
                                                                ----------                    ----------

         The average interest-earning assets and average total deposits and other borrowed funds increased as a result of acquiring Oregon Trail on October 31, 2003. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trail operations and the year ended March 31, 2005 include a full period of combined operations.

         Total Interest Income. Total interest income increased $13.2 million, or 48.2%, from $27.4 million for the year ended March 31, 2004 to $40.6 million for the year ended March 31, 2005. The increase in total interest income is a result of an increase in interest income on interest-earning assets. The following table compares detailed average earning asset balances, and associated yields for the fiscal years ended March 31, 2005 and 2004:

                                                                 For the Year Ended March 31,
                                                 -------------------------------------------------------
                                                            2005                         2004
                                                 -------------------------     -------------------------
                                                  Average                       Average
                                                  Balance          Yield        Balance         Yield
                                                 ----------     ----------     ----------     ----------
                                                                   (Dollars in Thousands)
Loans receivable, net                            $  506,053           6.72%    $  335,589           6.83%
Loans held for sale                                   4,708           5.67          7,584           5.26
Mortgage-backed securities,                          68,761           4.50         35,869           5.16
Investment securities                                46,438           6.36         24,840           7.69
Other earning assets                                 38,317           5.56         36,000           4.69
                                                 ----------     ----------     ----------     ----------
Total interest-earning assets                    $  664,277           6.38%    $  439,882           6.54%
                                                 ==========     ----------     ==========     ----------

         Interest income from loans receivable increased as a result of the acquisition of Oregon Trail on October 31, 2003. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trail operations and the year ended March 31, 2005 include a full period of combined operations. The areas with the largest growth are the commercial real estate loans and construction loans.

         Interest income from mortgage-backed securities increased as a result of additional income from the $58.7 million of mortgage-backed securities from Oregon Trail that became assets of the Company on October 31, 2003 and from additional income on the $3.0 million purchases of mortgage-backed securities in the first quarter of fiscal year 2005. Also, in December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping offset the costs of depository branches in Hayden, Idaho and Boise, Idaho.

         Interest income from investment securities increased as a result of additional income from the $14.0 million of investment securities from Oregon Trail and from additional income on the $11.5 million purchases of short term investment securities primarily purchased in the first quarter of fiscal year 2005 in a leveraged transaction.

         The increase in other earning assets is the result of the increase in insurance interest income and dividends from the FHLB-Seattle. Additional income from insurance is a result of the $14.3 million of insurance policies acquired from Oregon Trail. Interest income from FHLB dividends was $284,000 and $398,000 for the years ended March 31, 2005 and 2004, respectively.

         Total Interest Expense. Total interest expense increased $3.4 million, or 34.1%, from $9.9 million for the year ended March 31, 2004 to $13.3 million for the year ended March 31, 2005. The following table compares detailed average balances and associated costs for the fiscal years ended March 31, 2005 and 2004:

                                                                 For the Year Ended March 31,
                                                 -------------------------------------------------------
                                                            2005                         2004
                                                 -------------------------     -------------------------
                                                  Average                       Average
                                                  Balance          Costs        Balance          Costs
                                                 ----------     ----------     ----------     ----------
                                                                   (Dollars in Thousands)
Savings, checking and
   money market accounts                         $  231,963           0.71%    $  137,025           0.65%
Certificates of deposit                             200,980           2.84        149,626           2.95
FHLB advances and other borrowings                  158,235           3.77        101,106           4.58
                                                 ----------     ----------     ----------     ----------
Total interest-bearing liabilities               $  591,178           2.25%    $  387,757           2.56%
                                                 ==========     ----------     ==========     ----------

         The increase in the average balance of total savings, checking, money market, and certificates of deposit accounts was attributable to the acquisition of Oregon Trail on October 31, 2003 and management's focus to increase core deposit accounts as part of the Company's operating strategy.

         The increase in the average balance of FHLB advances and other borrowings is a result of utilizing these sources of funds to fund loan growth that is not covered by deposits.

         Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses increased to $1.5 million for year ended March 31, 2005 from $395,000 for the year ended March 31, 2004. The Company acquired Oregon Trail on October 31, 2003 causing the results of operations to increase for the year ended March 31, 2005 from the year ended March 31, 2004. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trail operations and the year ended March 31, 2005 include a full period of combined operations. The increase in provision for loan losses was also a result of loan growth, mostly in commercial and construction lending.

         Non-interest Income. Total non-interest income increased $494,000, or 9.0%, from $5.5 million for the year ending March 31, 2004 to $6.0 million for the year ending March 31, 2005. The following table summarizes the components of non-interest income for the fiscal years ended March 31, 2005 and 2004:

                                                         March 31,
                                                 -------------------------
                                                    2005           2004
                                                 ----------     ----------
                                                        (In Thousands)
    Gain on sale of loans                        $    1,044     $    2,188
    Recovery of impairment of mortgage
     serving rights                                      81             --
    Mortgage servicing fees                              --             77
    Service fees and charges                          4,504          3,043
    Commissions and other                               381            208
                                                 ----------     ----------
         Total non-interest income               $    6,010     $    5,516
                                                 ==========     ==========

         Gain on sale of loans decreased $1.1 million, or 52.3%, to $1.0 million for the year ended March 31, 2005 from $2.2 million for the year ended March 31, 2004. This decrease is attributable to the decrease in refinance loan originations and sales of loans sold. Proceeds from the sale of loans decreased $72.8 million, or 46.9%, from $155.1 million for the year ended March 31, 2004 to $82.3 million for the year ended March 31, 2005.

         Service fees and charges are mostly checking insufficient funds fees, ATM service fees, Visa fees, merchant bank card fees, checking service charges, and late charges on loans. The Company recognized a decline in the insufficient funds fees due to fewer customers overdrawing their accounts.

         Non-interest Expense. Total non-interest expense increased $6.3 million, or 38.1%, from $16.8 million for the year ended March 31, 2004 to $23.1 million for the year ended March 31, 2005. The following table summarizes the components of non-interest expense for the fiscal years ended March 31, 2005 and 2004:

                                                         March 31,
                                                 -------------------------
                                                    2005           2004
                                                 ----------     ----------
                                                        (In Thousands)
Compensation and related benefits                $   14,044     $   10,095
Occupancy                                             2,844          2,077
Supplies and postage                                    994            681
Data and automated teller machine processing            963            780
Professional fees                                       667            283
Advertising                                             542            506
Travel and meals                                        240            154
Impairment of mortgage servicing rights                  --            121
Debit and credit card expense                           977            681
Telephone                                               445            294
Insurance                                               315            232
Bank service charges                                    159            170
Charitable contributions                                 75             92
Organizational dues                                     106             75
Loan expense                                            148            103
Operations of investment in real estate                 118            107
Other                                                   512            311
                                                 ----------     ----------
      Total noninterest expense                  $   23,149     $   16,762
                                                 ==========     ==========

         Compensation and related benefits increased $3.9 million, or 39.1%, from fiscal 2004 to fiscal 2005. The increase in compensation and related benefits was a result of an increase in the number of full-time equivalent employees due to growth and additional employees in Oregon resulting from the acquisition of Oregon Trail. Staff was added for the new retail branches in Hayden and Boise, Idaho, and the new residential loan center in Nampa, Idaho.

         Occupancy expense increased $767,000 primarily due to the acquisition of Oregon Trail on October 31, 2003. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trail operations and the year ended March 31, 2005 include a full period of combined operations. Additional occupancy expenses incurred in fiscal year 2005 include establishing a new loan production office in Nampa, Idaho and new branches in Boise and Hayden, Idaho

         All other non-interest expense increased $1.7 million, or 36.4%, to $6.3 million for the year ended March 31, 2005 from $4.6 million for the year ended March 31, 2004. This increase in other non-interest expense is attributable to the purchase of Oregon Trail on October 31, 2003. Professional fees increased as a result of expenses related to the conversion and training to convert the entire core processing system into one system to increase efficiencies, additional regulatory examinations, and some consulting fees for Sarbanes-Oxley and FDICIA compliance and certifications.

         Income Taxes. Income tax expense increased $885,000, or 59.7%, from $1.5 million for the year ended March 31, 2004 to $2.4 million for the year ended March 31, 2005. The effective tax rates for the years ended March 31, 2005 and 2004 were 27.38% and 25.38%, respectively. The increase in the effective tax rate is due to permanent tax differences on bank owned life insurance income and tax exempt interest income on securities in relation to taxable income.

Comparison of Operating Results for the Years Ended March 31, 2003 and 2004

         General. Net income increased $1.6 million, or 57.2%, from $2.8 million ($2.15 per share - basic, $2.07 per share - diluted) for the year ended March 31, 2003 to $4.4 million ($2.26 per share - basic, $2.12 per share - diluted) for the year ended March 31, 2004. The Company acquired Oregon Trail on October 31, 2003, causing the results of operations to increase for the fiscal year ended March 31, 2004 from the fiscal year ended March 31, 2003. For the year ended March 31, 2004, the results of operations include five months, starting November 2003, of Oregon Trail operations and the year ended March 31, 2003 exclude combined operations. The increase in net income is a result of an increase in net interest income of $5.6 million, a decrease in the provision for loan losses of $638,000, an increase in non-interest income of $823,000, an increase in non-interest expense of $5.1 million, and an increase in income tax expense of $428,000.

         Net Interest Income. Net interest income increased $5.6 million, or 47.3%, from $11.9 million for the year ended March 31, 2003 to $17.5 million for the year ended March 31, 2004. The yield on interest-earning assets decreased to 6.54% from 7.20% for the fiscal years ended March 31, 2004 and 2003. The cost of funding, on interest-earning liabilities, decreased to 2.56% from 3.37% for the fiscal years ended March 31, 2004 and 2003. The Company's interest rate spread between the yield on interest-earning assets and the rate paid on total deposits and borrowed funds increased from 4.14% for fiscal 2003 to 4.23% for fiscal 2004.

         Total Interest Income. Total interest income increased $6.8 million, or 33.2%, from $20.6 million for the year ended March 31, 2003 to $27.4 million for the year ended March 31, 2004. The increase in total interest income is a result of an increase in interest income attributable to the purchase of Oregon Trail. The following table compares detailed average earning asset balance, and associated yields for the fiscal years ended March 31, 2004 and 2003:

                                                                 For the Year Ended March 31,
                                                 -------------------------------------------------------
                                                            2004                         2003
                                                 -------------------------     -------------------------
                                                  Average                       Average
                                                  Balance          Yield        Balance         Yield
                                                 ----------     ----------     ----------     ----------
                                                                   (Dollars in Thousands)
Loans receivable, net                            $  335,589           6.83%    $  243,449           7.38%
Loans held for sale                                   7,584           5.26          6,483           5.55
Mortgage-backed securities,                          35,869           5.16         10,832           6.73
Investment securities                                24,840           7.69         14,554           7.82
Other earning assets                                 36,000           4.69         21,540           5.51
                                                 ----------     ----------     ----------     ----------
Total interest-earning assets                    $  439,882           6.54%    $  296,858           7.20%
                                                 ==========     ----------     ==========     ----------

         The $4.9 million increase in total interest income on loans receivable is attributable to interest income on Oregon loans of $5.6 million and loan growth from the Washington and Idaho loans, but is offset by a reduction in yield from 7.38% to 6.83% for the fiscal years ended March 31, 2003 and 2004.

         Interest income on mortgage-backed securities increased as a result of a $1.4 million increase in interest income attributable to the acquisition of Oregon Trail and additional income on the purchases of mortgage-backed securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping offset the costs of depository branches in Hayden, Idaho and Boise, Idaho.

         Interest income during the fiscal year ended March 31, 2004 on the investment securities purchased from Oregon Trail was $200,000.


         Total Interest Expense. Total interest expense increased by $1.2 million, or 14.1%, from $8.7 million for the year ended March 31, 2003 to $9.9 million for the year ended March 31, 2004. For the year ended March 31, 2004, the total interest expense includes five months, starting November 2003, of Oregon Trail operations and the year ended March 31, 2003 exclude interest expense from Oregon Trail operations. The following table compares detailed average balances and associated costs for the fiscal years ended March 31, 2004 and 2003:


                                                                 For the Year Ended March 31,
                                                 -------------------------------------------------------
                                                            2004                         2003
                                                 -------------------------     -------------------------
                                                  Average                       Average
                                                  Balance          Costs        Balance         Costs
                                                 ----------     ----------     ----------     ----------
                                                                   (Dollars in Thousands)
Savings, checking and
  money market accounts                          $  137,025           0.65%    $   67,522           0.79%
Certificates of deposit                             149,626           2.95        108,406           3.79
FHLB advances and other borrowings                  101,106           4.58         82,292           4.94
                                                 ----------     ----------     ----------     ----------
Total interest-bearing liabilities               $  387,757           2.56%    $  258,220           3.37%
                                                 ==========     ----------     ==========     ----------

         The increase in average balance of total savings, checking, money market, and certificates of deposit accounts was primarily a result of the acquisition of Oregon Trail on October 31, 2003. The average cost of funds declined about the same as the average yield on assets. FHLB advances were used to fund the growth in loans in excess of deposit growth.

         Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses discussed in the critical accounting policies, the provision for loan losses decreased to $395,000 for the year ended March 31, 2004 from $1.0 million for the year ended March 31, 2003. The decrease in provision for loan losses was a direct result of slow loan growth.

         Non-interest Income. Total non-interest income increased $823,000, or 17.5%, from $4.7 million for year ended March 31, 2003 to $5.5 million for the year ended March 31, 2004. For the year ended March 31, 2004 the total non-interest income includes five months, starting November 2003, of Oregon Trail operations and the year ended March 31, 2003 exclude non-interest income from Oregon Trail operations. The following table summarizes the components of non-interest income for the fiscal years ended March 31, 2004 and 2003:

                                                    2004           2003
                                                 ----------     ----------
                                                        (In Thousands)
    Gain on sale of loans                        $    2,188     $    2,434
    Mortgage servicing fees                              77            184
    Service fees and charges                          3,043          1,914
    Commissions and other                               208            161
                                                 ----------     ----------
         Total non-interest income               $    5,516     $    4,693
                                                 ==========     ==========

         Gain on sale of loans decreased as a result of the decrease in pricing on loans sold to meet market demands. Proceeds from sale of loans increased from $148.8 million for the year ended March 31, 2003 to $155.1 million for the year ended March 31, 2004. Originations of loans held for sale increased from $147.9 million for the year ended March 31, 2003 to $154.2 million for the year ended March 31, 2004.

         Service fees and charges increased mainly due to the increase in operations from Oregon, ATM service fees, Visa fees, and merchant bank card fees. Checking insufficient funds fees were relatively unchanged in fiscal years 2003 and 2004.

         Non-interest Expense. Total non-interest expense increased $5.1 million, or 43.3%, from $11.7 million for the year ended March 31, 2003 to $16.8 million for the year ended March 31, 2004. Total non-interest expense attributable to the purchase of Oregon Trail was $3.4 million. The following table summarizes the components of non-interest expense for the fiscal years ended March 31, 2004 and 2003:

                                                         March 31,
                                                 -------------------------
                                                    2004           2003
                                                 ----------     ----------
                                                       (In Thousands)
Compensation and related benefits                $   10,095     $    7,057
Occupancy                                             2,077          1,260
Supplies and postage                                    681            385
Data and automated teller machine processing            780            561
Professional fees                                       283            233
Advertising                                             506            309
Travel and meals                                        154            135
Impairment of mortgage servicing rights                 121            306
Debit and credit card expense                           681            486
Telephone                                               294            192
Insurance                                               232            160
Bank service charges                                    170            112
Charitable contributions                                 92             73
Organizational dues                                      75             58
Loan expense                                            103             90
Operations of investment in real estate                 107             13
Other                                                   311            269
                                                 ----------     ----------
      Total non-interest expense                 $   16,762     $   11,699
                                                 ==========     ==========

         Compensation related benefits increased as a result of the $2.0 million expense attributable to the purchase of Oregon Trail, annual compensation increases, and an increase in the expense from a change in the vacation and sick leave policy to a paid time off policy.

         Occupancy expense increased $817,000 primarily due to $567,000 from the Oregon branches and an increase in additional depreciation from the remodel and expansion of the Orchards branch in Lewiston, Idaho, construction of the Clarkston, Washington building, and construction of a new branch in Hayden, Idaho.

         All other non-interest expense increased $1.2 million, or 35.7%, to $4.6 million for the year ended March 31, 2004 from $3.4 million for the year ended March 31, 2003. This increase in other non-interest expense is attributable to $782,000 from the purchase of Oregon Trail and increases in data processing, postage, insurance, and merchant bank card expenses.

         Income Taxes. Income tax expense increased $428,000, or 40.6%, from $1.1 million for the year ended March 31, 2003 to $1.5 million for the year ended March 31, 2004. The effective tax rates for the years ended March 31, 2004 and 2003 were 25.38% and 27.55%, respectively. The decrease in the effective tax rate is due to permanent tax differences on bank owned life insurance income and tax exempt interest income on securities in relation to taxable income and the recognition of tax benefits from moving the administrative offices to the state of Washington which does not impose a state income tax.

Average Balances, Interest and Average Yields/Cost

         The following table sets forth certain information for the years indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average tax effected yields and costs. Such yields and costs for the years indicated are derived by dividing tax effected income or expense by the average daily balance of assets or liabilities, respectively, for the years ended March 31, 2005, 2004 and 2003.

                                                                        Years Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                                2005                             2004                               2003
                                 ------------------------------    ------------------------------    ------------------------------
                                              Interest   Average                Interest   Average                Interest  Average
                                  Average       and      Yield/     Average       and      Yield/     Average       and      Yield/
                                  Balance     Dividends  Cost(1)    Balance     Dividends  Cost(2)    Balance     Dividends  Cost(3)
                                 ---------    ---------  ------    ---------    ---------  ------    ---------    ---------  ------
                                                              (Dollars in Thousands)
Interest-earning assets (4):
Loans receivable:
Mortgage loans receivable        $ 117,016    $   7,356    6.29%   $  74,416    $   5,065    6.81%   $  55,975    $   4,160    7.43%
Commercial loans receivable        223,158       14,193    6.43      150,557        9,274    6.25      109,559        7,361    6.81
Construction loans receivable       53,857        4,416    8.20       36,356        2,832    7.79       19,750        1,717    8.69
Consumer loans receivable           74,413        4,964    6.67       43,063        3,263    7.58       31,085        2,558    8.23
Agricultural loans receivable       46,240        2,906    6.28       37,547        2,334    6.22       30,894        2,077    6.72
Unearned loan fees and
  discounts and allowance
  for loan losses                   (8,631)          --      --       (6,350)          --      --       (3,814)          --      --
                                 ---------    ---------  ------    ---------    ---------  ------    ---------    ---------  ------
Loans receivable, net              506,053       33,835    6.72      335,589       22,768    6.83      243,449       17,873    7.38
Loans held for sale                  4,708          267    5.67        7,584          399    5.26        6,483          360    5.55
Mortgage-backed securities          68,761        3,092    4.50       35,869        1,850    5.16       10,832          729    6.73
Investment securities               46,438        1,991    6.36       24,840        1,161    7.69       14,554          692    7.82
Other earning assets                38,317        1,446    5.56       36,000        1,237    4.69       21,540          921    5.51
                                 ---------    ---------            ---------    ---------            ---------    ---------
Total interest-earning assets      664,277       40,631    6.38      439,882       27,415    6.54      296,858       20,575    7.20
                                              ---------                         ---------                         ---------
Non-interest-earning assets         78,981                            44,684                            21,880
                                 ---------                         ---------                         ---------
Total assets                     $ 743,258                         $ 484,566                         $ 318,738
                                 =========                         =========                         =========

Interest-earning liabilities:
Savings, NOW and money
  market accounts                $ 231,963        1,657    0.71    $ 137,025          892    0.65    $  67,522          534    0.79
Certificates of deposit            200,980        5,698    2.84      149,626        4,410    2.95      108,406        4,109    3.79
                                 ---------    ---------            ---------    ---------            ---------    ---------
Total deposits                     432,943        7,355    1.70      286,651        5,302    1.85      175,928        4,643    2.64
FHLB advances and
  other                            158,235        5,964    3.77      101,106        4,632    4.58       82,292        4,067    4.94
                                 ---------    ---------            ---------    ---------            ---------    ---------
Total interest-bearing
  liabilities                      591,178       13,319    2.25      387,757        9,934    2.56      258,220        8,710    3.37
                                                                                                     ---------    ---------
Total non-interest-bearing
  deposits                          73,825                   --       43,107                   --       26,140                   --
                                 ---------                         ---------                         ---------
Total deposits and
  borrowed funds                   665,003                 2.00      430,864                 2.31      284,360                 3.06
                                 ---------               ------    ---------               ------    ---------               ------
Non-interest-bearing
  liabilities                        7,327                             6,638                             5,169
                                 ---------                         ---------                         ---------
Total liabilities                  672,330                           437,502                           289,529
Total stockholders' equity          70,928                            47,064                            29,209
                                 ---------                         ---------                         ---------
Total liabilities and
  total stockholders' equity     $ 743,258                         $ 484,566                         $ 318,738
                                 =========                         =========                         =========

Net interest income                           $  27,312                         $  17,481                         $  11,865
                                              =========                         =========                         =========
Interest rate spread                                       4.38%                             4.23%                             4.14%
                                                         ======                            ======                            ======
Net interest margin (5)                            4.38%                             4.28%                             4.27%
                                              =========                         =========                         =========
Ratio of average interest-
  earning assets to average
  interest- bearing liabilities                  112.36%                           113.44%                           114.96%
                                              =========                         =========                         =========

See next page for referenced notes.

(1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis. The tax benefit on interest income for the year ended March 31, 2005 is $1.8 million. Excluding this tax effect, average yields on commercial loans would have been 6.36%, net loans receivable would have been 6.69%, investment securities would have been 4.29%, and other earning assets would have been 3.77%. Total interest-earning assets would have been 6.11%, interest rate spread would have been 4.11%, and net interest margin would have been 4.11%.
(2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis. The tax benefit on interest income for the year ended March 31, 2004 is $1.3 million. Excluding this tax effect, average yields on commercial loans would have been 6.16%, net loans receivable would have been 6.78%, investment securities would have been 4.67%, and other earning assets would have been 3.44%. Total interest-earning assets would have been 6.24%, interest rate spread would have been 3.93%, and net interest margin would have been 3.97%.
(3) Interest on tax-exempt securities and loans are presented on a tax equivalent basis. The tax benefit on interest income for the year ended March 31, 2003 is $810,000. Excluding this tax effect, average yields on commercial loans would have been 6.72%, net loans receivable would have been 7.34%, investment securities would have been 4.75%, and other earning assets would have been 4.28%. Total interest-earning assets would have been 6.93%, interest rate spread would have been 3.87%, and net interest margin would have been 4.00%.
(4)  Does not include interest on loans 90 days or more past due.
(5)  Tax effected.

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

                                          Year Ended March 31, 2005                         Year Ended March 31, 2004
                                            Compared to Year Ended                            Compared to Year Ended
                                                March 31, 2004                                      March 31, 2003
                                    --------------------------------------------    -------------------------------------------
                                           Increase (Decrease) Due to                        Increase (Decrease) Due to
                                    --------------------------------------------    -------------------------------------------
                                                             Rate/                                Rate/
                                      Rate       Volume     Volume        Net         Rate       Volume     Volume       Net
                                    --------    --------    --------    --------    --------    --------   --------    --------
                                                                      (In Thousands)
Interest-earning assets:
Loans receivable (1)                $   (330)   $ 11,565    $   (168)   $ 11,067    $ (1,356)   $  6,765   $   (513)   $  4,895
Loans held for sale                       31        (151)        (12)       (132)        (19)         61         (3)         39
Mortgage-backed securities              (237)      1,696        (217)      1,242        (170)      1,685       (394)      1,121
Investment securities                    (96)      1,009         (83)        830         (12)        489         (8)        469
Other earning assets                     122          80           7         209        (181)        618       (122)        316
                                    --------    --------    --------    --------    --------    --------   --------    --------
Total net change in income
 on interest-earning assets             (510)     14,199        (473)     13,216      (1,738)      9,618     (1,040)      6,840
                                    --------    --------    --------    --------    --------    --------   --------    --------

Interest-bearing liabilities:
 Savings, NOW and money
  market accounts                         87         618          60         765         (94)        550        (97)        358
Certificates of deposit                 (168)      1,514         (57)      1,289        (914)      1,562       (348)        301
FHLB advances and other                 (822)      2,617        (464)      1,331        (297)        930        (68)        565
                                    --------    --------    --------    --------    --------    --------   --------    --------
Total net change in expense
  on interest-bearing liabilities       (903)      4,749        (461)      3,385      (1,305)      3,042       (513)      1,224
                                    --------    --------    --------    --------    --------    --------   --------    --------
Net increase (decrease) in net
  interest income                   $    393    $  9,450    $    (12)   $  9,831    $   (433)   $  6,576   $   (527)   $  5,616
                                    ========    ========    ========    ========    ========    ========   ========    ========

(1)  Does not include interest on loans 90 days or more past due.

Asset and Liability Management

         The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Company has sought to reduce exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio shorter term loans and loans with interest rates subject to periodic adjustment to market conditions and by selling substantially all of its longer term, fixed-rate residential mortgage loans. The Company has historically relied on retail deposits as its primary source of funds. However, because loan growth has exceeded that of deposits, FHLB advances and brokered CDs have been used to fund the loan growth. Management believes retail core deposits, compared to brokered and CD deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes non-interest-bearing transaction accounts, interest-bearing accounts, money market accounts, and certificates of deposit with longer maturities (up to five years) to reduce the interest sensitivity of its interest-bearing liabilities.

Market Risk

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The on-going monitoring and management of the risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Off-Balance Sheet Arrangements and Contractual Obligations

Contractual obligations at March 31, 2005 consisted of the following:

                                                                              One Year to   Three Years to
                                                                Less than      Less than      Less than      Five Years
                                                   Total         One Year      Three Years    Five Years     and Greater
                                                 ----------     ----------     ----------     ----------     ----------
                                                                        (In Thousands)
Maturities of FHLB advances and
  Other borrowings                               $  185,337     $  109,681     $   23,172     $    8,174     $   44,310
Operating leases future minimum
  rental payments                                $      568     $      207     $      301     $       60     $       --

Other commitments at March 31, 2005 consisted of the following:

                                                                              One Year to   Three Years to
                                                                Less than      Less than      Less than      Five Years
                                                   Total         One Year      Three Years    Five Years     and Greater
                                                 ----------     ----------     ----------     ----------     ----------
                                                                        (In Thousands)
Loan commitments                                 $  125,267     $   70,117     $   25,524     $    1,768     $   27,858
Credit card line commitments                     $   10,311     $   10,311     $       --     $       --     $       --
Lines of credit                                  $   63,422     $   48,266     $   11,522     $    1,323     $    2,311
Standby letters of credit                        $    4,844     $    4,706     $      138              $     $       --
Forward contracts on residential
  sold loans                                     $      359     $      359     $       --     $       --     $       --

         The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or paid monthly based upon usage, transactions, or number of customers. The data processing, automated teller machine, merchant bank card, and Visa credit card expense, which include these contracts, was $1.9 million for the year ended March 31, 2005.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2005, these commitments totaled $4.8 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees during the past three years. The Company has not incurred any losses on its commitments in fiscal 2005, 2004 or 2003. The liability recorded associated with standby letters of credit at March 31, 2005 and 2004 was $25,000 and $31,000, respectively.

Liquidity and Capital Resources

         The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Management actively analyzes and manages the Company's liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to support loan growth and deposit withdrawals, to satisfy financial commitments, and to take advantage of investment opportunities. Liquidity is defined as being able to raise funds in 30 days without a loss of principal.

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

         The primary investing activity of the Company is the origination of loans. During the year ended March 31, 2005, the Company originated loans, excluding loans purchased and loan participations, based upon new production in the amount of $475.6 million. The Company maintains a laddered maturity of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity of securities provided $17.8 million and $10.2 million for the years ended March 31, 2005 and 2004, respectively. Proceeds from the sale of loans provided $82.3 million for the year ended March 31, 2005 and $155.1 million for the year ended March 31, 2004.

         For the year ended March 31, 2005, proceeds from maturities and sale of securities were $17.8 million and purchases of securities were $14.5 million. The proceeds from maturities and sale of securities were used to purchase securities. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden, Idaho and Boise, Idaho. Mortgage-backed and investment securities of $26.1 million were purchased to minimize extension risk by shortening the maturity dates of securities given the current interest rate environment.

         The primary financing activities of the Company are customer deposits, brokered deposits, and FHLB advances. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $44.5 million for the year ended March 31, 2005, which consisted of a $25.6 million increase in branch deposits and $18.9 million increase in brokered deposits. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. FHLB advances totaled $183.2 million, including $2.8 million merger premium, at March 31, 2005. The Company also maintains additional credit facilities with US Bank with available funds totaling $23.5 million and the Federal Reserve Bank of San Francisco. The Company had an outstanding balance of $2.2 million under these facilities as of March 31, 2005. The Bank also has used other sources of funding when the need arises including brokered certificates of deposit (up to 15% of assets under current Board policy) and the national certificates of deposit markets. Cash provided by advances from FHLB and other borrowing facilities was $636.7 million for the year ended March 31, 2005. Cash used for payments on these advances was $582.6 million for the year ended March 31, 2005.

         At March 31, 2005, the Company held cash and cash equivalents of $41.8 million, or 5.2% of total assets. In addition, at that date $56.9 million of the Company's investment securities were classified as available-for-sale.

         The Company has commitments that have a future impact on the Company's liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At March 31, 2005, the Company had loan commitments totaling $125.3 million, and undisbursed lines of credit and standby letters of credit totaling $68.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2005 totaled $124.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of March 31, 2005, the Bank was in compliance with all regulatory capital requirements effective as of that date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and total capital to risk-weighted assets of 6.7%, 9.0% and 10.3%, respectively. For a detailed discussion of regulatory capital requirements, see "Regulation - State Regulation and Supervision" and "--Capital Requirements."

Impact of New Accounting Standards

         In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply Statement No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company intends to adopt the provisions of FASB Statement No. 123(R) effective January 1, 2006, and is in the process of evaluating the impact on its consolidated financial position and consolidated results of operations.

         In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transaction. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement 153 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company intends to adopt the provisions of FASB Statement No. 153 effective June 15, 2005, and does not expect the initial implementation to have a significant impact on its consolidated financial position and consolidated results of operations.

         In December 2003, the FASB issued Statement No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits. Statement No. 132, as originally issued, is effective until the provisions of Statement No. 132(R) are fully adopted. All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 15, 2003. Estimated future benefit payments, and all other new disclosure requirements for foreign plans and nonpublic entities are effective for years ending after June 15, 2004. The Company adopted the provisions of FASB Statement No. 132(R) effective March 31, 2005, and it did not have a significant impact on its consolidated financial position and consolidated results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year and five-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance-sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Based on the asset sensitivity of the balance sheet at March 31, 2005, the Bank is expecting to be well positioned to benefit from rising rates and minimize negative impact of declining rates. If rates were to sustain a 200 bp increase, net interest income would be expected to rise by 1.71%, all else being equal. If rates were to sustain a 100 bp decrease, net interest income would be expected to decline by 2.11%, all else being equal. The following reflects the Company's NII sensitivity analysis as of March 31, 2005 and 2004 as compared to the 10.00% Board approved policy limit.

March 31, 2005:               -100 BP          Flat         +200 BP
                             ----------     ----------     ----------
                                      (Dollars in Thousands)

Year 1 NII                   $   29,070     $   29,698     $   30,206
NII $ Change                       (628)            --            508
NII % Change                      -2.11%            --           1.71%


March 31, 2004:               -100 BP          Flat         +200 BP
                             ----------     ----------     ----------
                                      (Dollars in Thousands)
Year 1 NII                   $   25,187     $   25,593     $   25,995
NII $ Change                       (406)            --            402
NII % Change                      -1.59%            --           1.57%

         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon an indicator of expected future operating results. These hypothetical estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         For the financial statements, see index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ------------------------

         None.

Item 9A. Controls and Procedures
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) of the Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Item 9B. Other Information.
---------------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The information required by this Item is incorporated by reference from the sections captioned "Proposal 1 - Election of Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders (the "2005 Proxy Statement").

         Audit Committee Financial Expert
         --------------------------------

         The Audit Committee, consists of Directors Cox (Chairman), Jurgens, Gentry and Powell. Each member of the Audit Committee is independent, in accordance with the requirements for companies quoted on The Nasdaq Stock Market. The Board of Directors has designated Director Powell as the audit committee financial expert, as defined by the SEC's Regulation S-K. Director Powell is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         Code of Ethics.
         ---------------

         On January 15, 2004, the Board of Directors adopted the Officer and Director Code of Ethics, which was reviewed and approved by the Board on September 16, 2004 in conjunction with the review and approval of the Bank's Personnel Policy and Procedures. On March 3, 2005, the Code of Ethics was reviewed by the Corporate Governance and Nominating Committee and no changes or amendments were recommended. The Code is applicable to each of the Company's officers and employees, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company's website at www.fbnw.com.

         For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1 Business - Personnel - Executive Officers of the Registrant" above.

         The information required by this Item with respect to Item 405 of Regulation S-K is incorporated by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement.

         The information required by this Item with respect to Item 406 of Regulation S-K is incorporated by reference to the section captioned "Meetings and Committees of the Board of Directors" in the 2005 Proxy Statement.

Item 11.  Executive Compensation
--------------------------------

         The information required by this Item is incorporated by reference to the sections captioned "Directors' Compensation" and "Executive Compensation" in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         ---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

         The information required by this Item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement.


         (b)      Security Ownership of Management

         The information required by this Item is incorporated by reference to the sections caption "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement.


         (c)      Changes in Control

         The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         (d)      Equity Compensation Plan Information

         The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2005.

                                             (a)                (b)                 (c)
                                          Number of          Weighted-      Number of securities
                                      securities to be        average      remaining available for
                                         issued upon       exercise price   future issuance under
                                         exercise of       of outstanding    equity compensation
                                         outstanding          options,         plans (excluding
                                      options, warrants     warrants and     securities reflected
Plan category                            and rights            rights           in column (a))
------------------------------         ---------------     ---------------     ---------------
Equity compensation plans
 approved by security holders:
     1998 Stock Option Plan                    129,540     $         17.00              37,375
     Oregon Trail 1998 Stock
      Option Plan                               32,586     $         13.68                  --

Equity compensation plans not
 approved by security holders:                     N/A                 N/A                 N/A
                                       ---------------     ---------------     ---------------

Total                                          162,126     $         16.33              37,375
                                       ===============     ===============     ===============

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 2005 Proxy Statement.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         This information set forth under the section captioned "Ratification of Appointment of Independent Auditors" in the 2005 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules
------------------------------------------------

         (a)      Exhibits

                  3.1      Articles of Incorporation of the Registrant*
                  3.2 (a)  Bylaws of the Registrant*
                  3.2 (b)  Bylaws Amendment adopted by the Board of Directors on
                           May 23, 2002.**
                  10.1     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Clyde E. Conklin***
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank Corp. and Larry K. Moxley***
                  10.3     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Clyde E. Conklin***
                  10.4     Salary Continuation Agreement between First Federal
                           Bank of Idaho, F.S.B. and Larry K. Moxley***
                  10.5     Management Recognition and Development Plan****
                  10.6     1998 Stock Option Plan****
                  10.7     Oregon Trail 1998 Stock Option Plan*****
                  21       Subsidiaries of the Registrant
                  23.1     Consent of Independent Registered Public Accountants
                  31.1     Certification of Chief Executive Officer of FirstBank
                           NW Corp. Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
                  31.2     Certification of Chief Financial Officer of FirstBank
                           NW Corp. Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
                  32.1     Certification of Chief Executive Officer of FirstBank
                           NW Corp. Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
                  32.2     Certification of Chief Financial Officer of FirstBank
                           NW Corp. Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

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

         (b)      Financial Statement Schedules

                  The Consolidated Financial Statements and Notes thereto are included in Item 8 of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRSTBANK NW CORP.


Date:  June 10, 2005                  By:  /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES         TITLE                                       DATE
----------         -----                                       ----

/s/ CLYDE E. CONKLIN              President, Chief                 June 10, 2005
---------------------------       Executive Officer and
Clyde E. Conklin                  Director (Principal
                                  Executive Officer)

/s/ LARRY K. MOXLEY               Executive Vice President,        June 10, 2005
---------------------------       Chief Financial Officer,
Larry K. Moxley                   and Director (Principal
                                  Financial Officer)

/s/ CYNTHIA M. MOORE              Controller                       June 10, 2005
---------------------------       (Principal Accounting
Cynthia M. Moore                  Officer)

/s/ STEVE R. COX                  Director and Chairman of         June 10, 2005
---------------------------       the Board
Steve R. Cox

/s/ JAMES N. MARKER               Director                         June 10, 2005
---------------------------
James N. Marker

/s/ W. DEAN JURGENS               Director                         June 10, 2005
---------------------------
W. Dean Jurgens

/s/ RUSSELL H. ZENNER             Director                         June 10, 2005
---------------------------
Russell H. Zenner

/s/ JOHN W. GENTRY                Director                         June 10, 2005
---------------------------
John W. Gentry

/s/ SANDRA T. POWELL              Director                         June 10, 2005
---------------------------
Sandra T. Powell

                       FirstBank NW Corp. and Subsidiaries


                   Index to Consolidated Financial Statements



Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:
Consolidated Statements of Financial Condition                         F-3 - F-4
Consolidated Statements of Income                                            F-5
Consolidated Statements of Comprehensive Income                              F-6
Consolidated Statements of Changes in Stockholders' Equity             F-7 - F-8
Consolidated Statements of Cash Flows                                 F-9 - F-10
Summary of Accounting Policies                                       F-11 - F-19
Notes to Consolidated Financial Statements                           F-20 - F-55


                                       F-1
--------------------------------------------------------------------------------

Financial Statements
--------------------


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FirstBank NW Corp. and Subsidiaries
Clarkston, Washington

We have audited the accompanying consolidated statement of financial condition of FirstBank NW Corp. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended March 31, 2005, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstBank NW Corp. and subsidiaries as of March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended March 31, 2005, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Moss Adams LLP
Spokane, Washington
May 20, 2005

                                      F-2
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                        March 31,
                                                                 -----------------------
                                                                    2005         2004
                                                                 ----------   ----------
Cash and cash equivalents:
   Noninterest-bearing cash deposits                             $   39,769   $   22,329
   Interest-bearing cash deposits                                     2,032       16,067
   Federal funds sold                                                    --            1
                                                                 ----------   ----------

      Total cash and cash equivalents                                41,801       38,397

Investment securities:
   Held-to-maturity, fair value of $30,869 and $20,035               30,907       19,671
   Available-for-sale                                                17,427       19,116
Mortgage-backed securities:
   Held-to-maturity, fair value of $22,147 and $23,222               22,463       22,899
   Available-for-sale                                                39,441       54,128
Loans held for sale                                                   3,999        5,254
Loans receivable, net of allowance for loan losses of
   $7,254 in 2005 and $6,314 in 2004                                562,101      459,114
Accrued interest receivable                                           3,834        3,349
Equity securities, at cost                                           12,789       12,506
Premises and equipment, net                                          18,688       18,274
Bank-owned and cash surrender value of life insurance policies       23,318       22,192
Mortgage servicing rights                                               614          710
Goodwill                                                             16,683       17,408
Other intangible assets                                               2,927        3,642
Deferred income tax asset, net                                           --          222
Other assets                                                          4,130        3,350
                                                                 ----------   ----------



         TOTAL ASSETS                                            $  801,122   $  700,232
                                                                 ==========   ==========

See accompanying notes.               F-3
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,
                                                           ------------------------
                                                              2005          2004
                                                           ----------    ----------
LIABILITIES
   Deposits:
        Noninterest-bearing deposits                       $   76,072    $   53,541
        Interest-bearing deposits                             442,604       427,007
                                                           ----------    ----------

      Total deposits                                          518,676       480,548

   Securities sold under agreements to repurchase              16,023        10,487
   Advances from borrowers for taxes and insurance                913           960
   FHLB advances other borrowings                             185,337       132,056
   Deferred income tax liability, net                             543            --
   Accrued expenses and other liabilities                       7,319         6,849
                                                           ----------    ----------

         TOTAL LIABILITIES                                    728,811       630,900
                                                           ----------    ----------

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 20)

STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 5,000,000 shares
      authorized, 2,998,595 and 2,940,047 shares issued,
      2,927,802 and 2,860,898 shares outstanding at
      March 31, 2005 and 2004, respectively                        30            29
   Additional paid-in capital                                  45,249        45,539
   Unearned ESOP shares                                          (719)         (802)
   Retained earnings, substantially restricted                 27,602        23,276
   Accumulated other comprehensive income                         149         1,290
                                                           ----------    ----------

         TOTAL STOCKHOLDERS' EQUITY                            72,311        69,332
                                                           ----------    ----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                         $  801,122    $  700,232
                                                           ==========    ==========

See accompanying notes.               F-4
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                           Year Ended March 31,
                                                               --------------------------------------------
                                                                   2005            2004            2003
                                                               ------------    ------------    ------------
Interest and dividend income:
   Loans receivable                                            $     34,102    $     23,167    $     18,233
   Mortgage-backed securities                                         3,092           1,850             729
   Investment securities, taxable                                       704             416              --
   Investment securities, tax-exempt                                  1,287             745             692
   Other interest-earning assets                                      1,446           1,237             921
                                                               ------------    ------------    ------------
         Total interest and dividend income                          40,631          27,415          20,575
                                                               ------------    ------------    ------------

Interest expense:
Deposits                                                              7,236           5,253           4,515
FHLB advances and other borrowings                                    5,964           4,633           4,067
Securities sold under agreements to repurchase                          119              48             128
                                                               ------------    ------------    ------------
         Total interest expense                                      13,319           9,934           8,710
                                                               ------------    ------------    ------------

         Net interest income                                         27,312          17,481          11,865

Provision for loan losses                                            (1,528)           (395)         (1,033)
                                                               ------------    ------------    ------------

         Net interest income after provision for loan losses         25,784          17,086          10,832
                                                               ------------    ------------    ------------

Non-interest income:
   Gain on sale of loans                                              1,044           2,188           2,434
   Recovery of impairment of mortgage servicing rights, net              81              --              --
   Service fees and charges                                           4,504           3,120           2,098
   Commissions and other                                                381             208             161
                                                               ------------    ------------    ------------
         Total non-interest income                                    6,010           5,516           4,693
                                                               ------------    ------------    ------------

Non-interest expenses:
   Compensation and related benefits                                 14,044          10,095           7,057
   Occupancy                                                          2,844           2,077           1,260
   Supplies and postage                                                 994             681             385
   Data and automated teller machine processing                         963             780             561
   Professional fees                                                    667             283             233
   Advertising                                                          542             506             309
   Travel and meals                                                     240             154             135
   Impairment of mortgage servicing rights, net                          --             121             306
   Debit and credit card expense                                        977             681             486
   Telephone                                                            445             294             192
   Insurance                                                            315             232             160
   Bank service charges                                                 159             170             112
   Charitable contributions                                              75              92              73
   Organizational dues                                                  106              75              58
   Loan expense                                                         148             103              90
   Foreclosed real estate expense                                       118             107              13
   Other                                                                512             311             269
                                                               ------------    ------------    ------------
         Total non-interest expense                                  23,149          16,762          11,699
                                                               ------------    ------------    ------------

         Income before income tax expense                             8,645           5,840           3,826

Income tax expense                                                    2,367           1,482           1,054
                                                               ------------    ------------    ------------

         NET INCOME                                            $      6,278    $      4,358    $      2,772
                                                               ============    ============    ============

Basic earnings per share                                       $       2.17    $       2.26    $       2.15
                                                               ============    ============    ============

Diluted earnings per share                                     $       2.09    $       2.12    $       2.07
                                                               ============    ============    ============

Weighted average common shares outstanding - basic                2,896,307       1,925,804       1,287,967
                                                               ============    ============    ============

Weighted average common shares outstanding - diluted              2,997,630       2,055,635       1,341,111
                                                               ============    ============    ============

See accompanying notes.               F-5
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                  Year Ended March 31,
                                                        --------------------------------------
                                                           2005          2004          2003
                                                        ----------    ----------    ----------
Net income                                              $    6,278    $    4,358    $    2,772
                                                        ----------    ----------    ----------

Other comprehensive income (loss):
   Net change in unrealized gain (loss) on securities
      available-for-sale                                    (1,844)          622         1,172
   Less deferred income tax (benefit) provision                726          (240)         (460)
   Net change in unrealized gain on cash flow hedge            (38)         (208)          247
   Less deferred income tax provision (benefit )                15            81           (98)
                                                        ----------    ----------    ----------

         Net other comprehensive income (loss)              (1,141)          255           861
                                                        ----------    ----------    ----------

         COMPREHENSIVE INCOME                           $    5,137    $    4,613    $    3,633
                                                        ----------    ----------    ----------

See accompanying notes.               F-6
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                              Retained    Accumulated
                                   Common Stock       Additional    Unearned                  Earnings      Other        Total
                              ----------------------   Paid-In        ESOP       Deferred  Substantially Comprehensive Stockholders'
                                Shares      Amount     Capital       Shares    Compensation  Restricted     Income       Equity
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance, March 31, 2002        1,440,072  $       14  $   10,843   $     (970)  $     (393)  $   18,145   $      174   $   27,813

   Repurchase of common
      stock                      (63,280)         (1)     (1,149)          --           --           --           --       (1,150)
   Amortization of deferred
      compensation                    --          --          --           --          236           --           --          236
   Dividends paid                     --          --          --           --           --         (703)          --         (703)
   Net change in unrealized
      gain on securities
      available for sale,
      net of tax                      --          --          --           --           --           --          712          712
   Net change in unrealized
      gain on cash flow
      hedge, net of tax               --          --          --           --           --           --          149          149
   ESOP shares released               --          --          82           86           --           --           --          168
   Stock issued from the
      exercise of stock
      options                      4,200           1          66           --           --           --           --           67
   Net income                         --          --          --           --           --        2,772           --        2,772
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2003        1,380,992          14       9,842         (884)        (157)      20,214        1,035       30,064

   Repurchase of common
      stock                     (167,982)         (2)     (5,121)                                                          (5,123)
   Amortization of deferred
      compensation                                                                     157                                    157
   Dividends paid                                                                                (1,296)                   (1,296)
   Net change in unrealized
      gain on securities
      available for sale,
      net of tax                                                                                                 382          382
   Net change in unrealized
      gain on cash flow
      hedge, net of tax                                                                                         (127)        (127)
   ESOP shares released                                      139           82                                                 221
   Stock issued from the
      exercise of stock
      option                     246,973           2       2,811                                                            2,813
   Stock issued in
      acquisition              1,480,064          15      33,213                                                           33,228
   Stock options issued
      in acquisition                                       4,563                                                            4,563
   Tax benefit of stock
      options exercised                                       92                                                               92
   Net income                         --          --          --           --           --        4,358           --        4,358
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2004        2,940,047  $       29  $   45,539   $     (802)  $       --   $   23,276   $    1,290   $   69,332

See accompanying notes.               F-7
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                              Retained    Accumulated
                                   Common Stock       Additional    Unearned                  Earnings      Other        Total
                              ----------------------   Paid-In        ESOP       Deferred  Substantially Comprehensive Stockholders'
                                Shares      Amount     Capital       Shares    Compensation  Restricted     Income       Equity
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance, March 31, 2004        2,940,047  $       29  $   45,539   $     (802)  $       --   $   23,276   $    1,290   $   69,332

   Repurchase of common
      stock                      (93,932)         (1)     (2,646)          --           --           --           --       (2,647)
   Dividends paid                     --          --          --           --           --       (1,952)          --       (1,952)
   Net change in
      unrealized gain
      on securities
      available for sale,
      net of tax                      --          --          --           --           --           --       (1,118)      (1,118)
   Net change in unrealized
      gain on cash flow
      hedge, net of tax               --          --          --           --           --           --          (23)         (23)
   ESOP shares released               --          --         152           83           --           --           --          235
   Stock issued from the
      exercise of stock
      options                    152,480           2       2,142           --           --           --           --        2,144
      Tax benefit of stock
        options exercised             --          --          62           --           --           --           --           62
   Net income                         --          --          --           --           --        6,278           --        6,278
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2005        2,998,595  $       30  $   45,249   $     (719)  $       --   $   27,602   $      149   $   72,311
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

See accompanying notes.               F-8
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                          Year Ended March 31,
                                                                                --------------------------------------
                                                                                   2005          2004          2003
                                                                                ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $    6,278    $    4,358    $    2,772
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                   1,381         1,047           622
      Amortization (accretion) of securities, net                                     (492)         (422)          (43)
      Provision for loan losses                                                      1,528           395         1,033
      Gain on sale of loans held for sale                                           (1,044)       (2,188)       (2,434)
      Proceeds from sale of loans held for sale                                     82,317       155,127       148,811
      Originations of loans held for sale                                          (79,891)     (154,249)     (147,850)
      Other gains, net                                                                (111)           83            (7)
      Deferred income taxes                                                            953          (352)         (289)
      Federal Home Loan Bank stock dividends                                          (284)         (398)         (351)
      Deferred compensation expense                                                     --           157           439
      ESOP compensation expense                                                        235           221           168
      Impairment (recovery) of mortgage servicing rights                               (81)          121           306
      Changes in assets and liabilities:
         Accrued interest receivable and other assets                                 (184)        2,375          (320)
         Income taxes receivable                                                       282           272           (39)
         Accrued expenses and other liabilities                                        405        (1,486)        1,728
                                                                                ----------    ----------    ----------

         Net cash provided by operating activities                                  11,292         5,061         4,546
                                                                                ----------    ----------    ----------

CASH FLOWS FROM  INVESTING ACTIVITIES
   Proceeds from maturities of mortgage-backed securities; held-to-maturity            339           159           165
   Proceeds from maturities of mortgage-backed securities; available-for-sale       16,408         9,724         2,106
   Proceeds from maturities of investment securities; available-for-sale               960           289            --
   Proceeds from maturities of investment securities; held-to-maturity                  44            --            --
   Proceeds from sale of mortgage-backed securities; available-for-sale                 --        21,671            --
   Proceeds from sale of investment securities; available-for-sale                      --         2,774            --
   Proceeds from call of mortgage-backed securities; held-to-maturity                   19            --            --
   Purchase of mortgage-backed securities; held-to-maturity                             --       (20,871)           --
   Purchase of mortgage-backed securities; available-for-sale                       (3,028)      (19,328)           --
   Purchase of investment securities; held-to-maturity                             (11,364)      (10,217)           --
   Purchase of investment securities; available-for-sale                              (117)         (382)       (3,530)
   Other net change in loans receivable                                           (105,412)      (11,321)      (18,514)
   Net cash in acquisition, net                                                         --        24,707            --
   Purchases of premises and equipment                                              (1,899)       (3,336)       (2,325)
   Net increase in bank-owned and cash surrender value of life insurance            (1,062)         (620)         (423)
   Proceeds from disposition of assets                                                  90             2             2
   Proceeds from the sale of foreclosed and repossessed assets                       1,015           888           382
                                                                                ----------    ----------    ----------

         Net cash used by investing activities                                    (104,007)       (5,861)      (22,137)
                                                                                ----------    ----------    ----------

See accompanying notes.               F-9
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                   Year Ended March 31,
                                                                          --------------------------------------
                                                                             2005          2004          2003
                                                                          ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                               $   38,968    $   19,331    $   14,332
   Net increase in securities sold under agreements to repurchase              5,536          (664)        3,885
   Net decrease in advances from borrowers for taxes and insurance               (47)         (237)         (204)
   FHLB advances and other borrowings                                        636,722       165,069       120,089
   Repayments on FHLB advances and other borrowings                         (582,605)     (165,437)     (117,995)
   Repurchase of common stock                                                 (2,647)       (5,123)       (1,150)
   Cash dividends paid on common stock                                        (1,952)       (1,296)         (703)
   Proceeds from the exercise of stock options                                 2,144         2,813            66
                                                                          ----------    ----------    ----------

         Net cash provided by financing activities                            96,119        14,456        18,320
                                                                          ----------    ----------    ----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                               3,404        13,656           729

Cash and cash equivalents, beginning of year                                  38,397        24,741        24,012
                                                                          ----------    ----------    ----------

Cash and cash equivalents, end of year                                    $   41,801    $   38,397    $   24,741
                                                                          ==========    ==========    ==========

Supplemental disclosures for cash flow information:
   Cash paid during the year for:
      Interest                                                            $   14,069    $    9,997    $    8,812
                                                                          ==========    ==========    ==========

      Income taxes                                                        $    2,067    $    1,628    $    1,539
                                                                          ==========    ==========    ==========

Noncash investing and financing activities:
   Unrealized gain (loss) on securities; available for sale, net of tax   $   (1,118)   $      382    $      712
                                                                          ==========    ==========    ==========

   Unrealized gain on interest rate swap, net of tax                      $      (23)   $     (127)   $      150
                                                                          ==========    ==========    ==========

   Transfer from loans receivable to real estate acquired
      through foreclosure                                                 $      984    $    1,192    $       72
                                                                          ==========    ==========    ==========

   Transfer from loans receivable to repossessed assets acquired
      through repossession                                                $      117    $       70    $       --
                                                                          ==========    ==========    ==========

   Loans receivable charged to allowance for loan losses                  $      698    $      479    $      203
                                                                          ==========    ==========    ==========

   Financing of real estate sold                                          $      522    $       --    $       --
                                                                          ==========    ==========    ==========

See accompanying notes.               F-10
--------------------------------------------------------------------------------

Note 1 - Summary of Accounting Policies

Organization and principles of consolidation:
FirstBank NW Corp. (the Company) was organized as a Delaware corporation on March 12, 1997, to acquire all of the capital stock of FirstBank Northwest (the
Bank) as part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the Conversion) and to complete an initial public offering of the Company's common stock. On January 30, 1998, the Bank converted to a Washington chartered savings bank and on September 1, 1999 the Company changed its state of incorporation from Delaware to Washington. The Company is the parent company of the Bank and of Tri Star Financial Corporation (Tri Star), and Pioneer Development Corp., which are collectively referred to as the Company and constitute these consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

Nature of business and concentration of credit risk:
The Company's principal business consists of the operations of the Bank and Tri Star that operate in one business segment. The Bank's operations consist of attracting deposits from the general public through a variety of deposit products and investing these, together with funds from on-going operations, in the origination of residential mortgage and commercial loans and, to a lesser extent, construction, agricultural, consumer, and other loans. The Bank primarily originates loans to customers located in northern and southwestern Idaho, eastern Washington, and eastern Oregon.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near-term, relate to the determination of the allowance for loan losses, the calculation of the deferred tax assets and liabilities, the valuation of the core deposit intangible, and the valuation of mortgage servicing rights.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Company's loans are generally secured by specific items of collateral including real property, business assets, and consumer assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Reclassifications:
Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net income or on stockholders' equity.

Cash and cash equivalents:
Cash equivalents are any highly liquid debt instrument with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. The Bank evaluates the credit quality of these banks and financial institutions to mitigate its credit risk. In addition, the Bank sells excess funds to financial institutions on an overnight basis.

Investments and mortgage-backed securities:
The Company accounts for securities according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, available-for-sale or trading.

o Held-to-maturity - Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. The Company has the ability and the intention to hold these investments and mortgage backed securities to maturity and, accordingly, they are not adjusted for temporary declines in their fair value.

o Available-for-sale - Investments in debt and equity securities classified as available-for-sale are stated at fair value. Unrealized gains and losses are recognized (net of tax effect) as a separate component of stockholders' equity.

o Trading - Investments in debt and equity securities classified as trading are stated at fair value. Realized and unrealized gains and losses for trading securities are included in income.

Purchase premiums and discounts are recognized in interest income using the level yield method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans receivable:
The Company grants mortgage, commercial, consumer, and agricultural loans to customers. A substantial portion of the loan portfolio is represented by loans originated in northern and southwestern Idaho, eastern Washington, and eastern Oregon.

The ability of the Company's debtors to honor their contracts is dependent upon the general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Deferred loan origination fees and discounts are amortized over the contractual life of the loan using the level-yield method. Interest income is accrued on any unpaid principal balances.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent based upon contractual terms unless the credit is well-secured and in process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income or the loan loss reserve as appropriate. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Suspended interest ultimately collected is credited to interest income in the period of recovery.

Allowance for loan losses:
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company accounts for loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amended SFAS No. 114. These statements define the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments or principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Loans held for sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Market values are determined by discounting future cash flows at current market rates. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Other real estate owned:
Assets acquired through loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest income or other non-interest expense, respectively.

Stock in Federal Home Loan Bank:
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) System to hold common stock of its district FHLB according to predetermined formulas. No readily determinable market exists for such stock and it has no quoted market value. Accordingly, the Company reports its investment in FHLB stock at cost.

Premises and equipment:
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Expenditures for new properties and equipment and major renewals or betterments are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the respective property or equipment accounts and the resulting gains or losses are reflected in operations.

Bank-owned and cash surrender value of life insurance policies:
Bank-owned life insurance is carried at the cash surrender value net of any loans against any policy and surrender charges expected to be incurred. The policies are primarily in place to provide executive life insurance benefits to the Bank and for investment purposes. Single premium life policies at March 31, 2005 and 2004 are $19.9 million and $18.9 million, respectively. Flexible premium life policies at March 31, 2005 and 2004 are $3.4 million and $3.3 million, respectively. At March 31, 2005 and 2004 there were no loans offset against the cash surrender values and no restrictions against the use of the proceeds. Bank-owned and cash surrender value of life insurance policies at March 31, 2005 and 2004 are $23.3 million and $22.2 million, respectively.

Income taxes:
The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rate expected to apply to the taxable income of the period in which the deferred tax liability or asset is expected to be settled or realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

Mortgage servicing rights:
Servicing assets are recognized as separate assets when rights are acquired through the purchase or sale of financial assets. Capitalized servicing rights are reported separately in the statement of financial condition and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized to the extent that the capitalized amount for the stratum exceeds their fair value.

Securities Sold Under Agreements to Repurchase:
The Company enters into sales of securities under agreements to repurchase that are treated as financing arrangements. Accordingly, the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets, and the securities underlying the agreements remain in the asset accounts.

Advertising Costs:
Advertising costs are charged to operations when incurred. Advertising expense for the year ended March 31, 2005, 2004 and 2003 was $542,000, $506,000 and
$309,000, respectively.

Employee Stock Ownership Plan:
The Company sponsors an Employee Stock Ownership Plan (the ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Pubic Accountants Statement of Position No. 93-6, Employer's Accounting for Employee Stock Ownership Plans. Accordingly, the shares held by the ESOP are reported as unearned shares issued to the ESOP in the statements of financial condition. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings per share calculations.

Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

Stock-based compensation:
SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation at the years ended March 31, 2005 and 2004.

                                                           Year Ended March 31,
                                                ------------------------------------------
                                                    2005           2004           2003
                                                ------------   ------------   ------------
                                                  (In Thousands, except per share data)
Net income as reported                          $      6,278   $      4,358   $      2,772
Pro forma adjustment for effect of fair value
   accounting for stock options                           (9)            (1)           (26)
                                                ------------   ------------   ------------

         Pro forma net income                   $      6,269   $      4,357   $      2,746
                                                ============   ============   ============

Basic earnings per share:
   As reported                                  $       2.17   $       2.26   $       2.15
                                                ============   ============   ============

   Pro forma                                    $       2.16   $       2.26   $       2.13
                                                ============   ============   ============

   Diluted earnings per share:
   As reported                                  $       2.09   $       2.12   $       2.07
                                                ============   ============   ============

   Pro forma                                    $       2.09   $       2.12   $       2.05
                                                ============   ============   ============

Earnings per share:
The Company reports earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of EPS assuming dilution (diluted EPS). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options are the only potentially dilutive instruments issued by the Company. ESOP shares that are unallocated and not yet committed to be released are excluded from the weighted average shares outstanding calculation (see Note
16).

Comprehensive income:
SFAS No. 130, Reporting Comprehensive Income, requires that certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and certain derivative instruments, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Off-balance-sheet financial instruments:
In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Derivative financial instruments designated as hedges:
As part of the Company's asset/liability management, the Company uses a swap agreement to hedge interest rate risk. The derivative used as part of the asset/liability management process is linked to specific assets and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The derivative is designated as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. The standard requires the recognition of all financial derivatives as assets or liabilities in the Company's statement of financial condition at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

In accordance with SFAS No. 133, the Company recognizes all derivatives on the statement of financial condition at fair value. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. The Company uses financial derivatives designated for hedging activities as cash flow hedges. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income, until the hedge items are recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation. The Company had entered into a swap agreement which terminated on May 29, 2004.

New accounting pronouncements:
In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities will be required to apply Statement No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company intends to adopt the provisions of FASB Statement No. 123(R) effective January 1, 2006, and is in the process of evaluating the impact on its consolidated financial position and consolidated results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company intends to adopt the provisions of FASB Statement No. 153 effective June 15, 2005, and does not expect the initial implementation to have a significant impact on its consolidated financial position and consolidated results of operations.

In December 2003, the FASB issued Statement No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits. Statement No. 132, as originally issued, is effective until the provisions of Statement No. 132(R) are fully adopted. All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 15, 2003. Estimated future benefit payments, and all other new disclosure requirements for foreign plans and nonpublic entities are effective for years ending after June 15, 2004. The Company adopted the provisions of FASB Statement No. 132(R) effective March 31, 2005, and it did not have a significant impact on its consolidated financial position and consolidated results of operations.

Note 2 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, at March 31, 2005 and 2004 are as follows:

                                                               March 31, 2005
                                  ---------------------------------------------------------------------------
                                                               (In Thousands)


                                                                    Gross           Gross
                                                                  Unrealized      Unrealized
                                                    Gross        Losses Less        Losses
                                   Amortized      Unrealized       Than 12       Greater Than
                                      Cost          Gains           Months        12 Months       Fair Value
                                  ------------   ------------    ------------    ------------    ------------
Securities Available-for-Sale
   State, county, and municipal   $     15,261   $        622    $         (3)   $       (106)   $     15,774
   Corporate bonds                       1,008             50              --              --           1,058
   Other investments                       615             --              (2)            (18)            595
                                  ------------   ------------    ------------    ------------    ------------
   Total investments securities         16,884            672              (5)           (124)         17,427
   Mortgage-backed securities           39,748            133            (439)             (1)         39,441
                                  ------------   ------------    ------------    ------------    ------------
                                  $     56,632   $        805    $       (444)   $       (125)   $     56,868
                                  ============   ============    ============    ============    ============

Securities Held-to-Maturity
  U.S. government and agency            14,122             --            (160)             --          13,962
  State, county, and municipal          14,740             53             (21)            (15)         14,757
  Corporate bonds                        2,045            105              --              --           2,150
                                  ------------   ------------    ------------    ------------    ------------
   Total investments securities         30,907            158            (181)            (15)         30,869
   Mortgage-backed securities           22,463              1            (313)             (4)         22,147
                                  ------------   ------------    ------------    ------------    ------------
                                  $     53,370   $        159    $       (494)   $        (19)   $     53,016
                                  ============   ============    ============    ============    ============

                                                               March 31, 2004
                                  ---------------------------------------------------------------------------
                                                               (In Thousands)


                                                                    Gross           Gross
                                                                  Unrealized      Unrealized
                                                    Gross        Losses Less        Losses
                                   Amortized      Unrealized       Than 12       Greater Than
                                      Cost          Gains           Months        12 Months       Fair Value
                                  ------------   ------------    ------------    ------------    ------------
Securities Available-for-Sale
   State, county, and municipal   $     16,135   $      1,301    $        (37)   $         --    $     17,399
   Corporate bonds                       1,065             79              --              --           1,144
   Other investments                       581             --              --              (8)            573
                                  ------------   ------------    ------------    ------------    ------------
   Total investments securities         17,781          1,380             (37)             (8)         19,116
   Mortgage-backed securities           53,383            776              --             (31)         54,128
                                  ------------   ------------    ------------    ------------    ------------
                                  $     71,164   $      2,156    $        (37)   $        (39)   $     73,244
                                  ============   ============    ============    ============    ============

Securities Held-to-Maturity
  U.S. government and agency             5,149            166              --              (3)          5,312
  State, county, and municipal          12,421             83              --              --          12,504
  Corporate bonds                        2,101            118              --              --           2,219
                                  ------------   ------------    ------------    ------------    ------------
   Total investments securities         19,671            367              --              (3)         20,035
   Mortgage-backed securities           22,899            337              --             (14)         23,222
                                  ------------   ------------    ------------    ------------    ------------
                                  $     42,570   $        704    $         --    $        (17)   $     43,257
                                  ============   ============    ============    ============    ============

Management does not believe that any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 67 and 23 available for sale securities with unrealized losses at March 31, 2005 and 2004, respectively.

For the year ended March 31, 2005 and 2003, there were no proceeds from sales of securities available-for-sale. For the year ended March 31, 2004, the proceeds from sales of securities available-for-sale amounted to approximately $24.4 million. There were no gross realized gains for the years ended March 31, 2005, 2004 and 2003.

The amortized cost and fair value of U.S. government, federal agency, and mortgage-backed securities by contractual maturity at March 31, 2005, are as follows:

                                                                 March 31, 2005
                                        ---------------------------------------------------------------
                                                          Held-to-Maturity        Available-for-Sale
                                                      -----------------------   -----------------------
                                         Weighted     Amortized      Fair       Amortized       Fair
                                          Yield          Cost        Value         Cost         Value
                                        ----------    ----------   ----------   ----------   ----------
                                                                (In Thousands)
Amounts maturing in:
   One year or less                           2.90%   $       --   $       --   $      452   $      450
   After one year through five years          3.78        14,233       14,072          157          155
   After five years through ten years         7.73         3,442        3,437        2,288        2,436
   After ten years                            7.69        13,232       13,360       13,987       14,386
                                        ----------    ----------   ----------   ----------   ----------

                                              6.49        30,907       30,869       16,884       17,427
Mortgage-backed securities                    5.00        22,463       22,147       39,748       39,441
                                        ----------    ----------   ----------   ----------   ----------

                                              5.65%   $   53,370   $   53,016   $   56,632   $   56,868
                                        ==========    ==========   ==========   ==========   ==========

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and market value of securities pledged to secure obligations or pledged as collateral by obligor at March 31, 2005 and 2004 are as follows:

                                                                  March 31,
                                             -------------------------------------------------
                                                       2005                     2004
                                             -----------------------   -----------------------
                                             Amortized      Market     Amortized      Market
                                                Cost        Value         Cost        Value
                                             ----------   ----------   ----------   ----------
                                                              (In Thousands)
   Obligations under repurchase agreements   $   15,270   $   15,876   $   20,867   $   21,994
   Public deposits                                8,901        8,855        7,773        7,863
   Deposits over $100,000                        25,579       25,445       20,047       20,315
   Federal Home Loan Bank advances               50,363       49,832        4,156        4,465
   Treasury, taxes and loans                        462          463           --           --
   Oregon Trail Consumer Cooperative              2,973        2,939        3,153        3,176
                                             ----------   ----------   ----------   ----------

                                             $  103,548   $  103,410   $   55,996   $   57,813
                                             ==========   ==========   ==========   ==========

Note 3 - Equity Securities

Equity securities carried at cost at March 31, 2005 and 2004 consisted of the following:

                                                                March 31,
                                                        ------------------------
                                                           2005          2004
                                                        ----------    ----------
                                                             (In Thousands)

Federal Home Loan Bank stock                            $   12,785    $   12,501
FarmerMac stock                                                  4             5
                                                        ----------    ----------

         Equity securities                              $   12,789    $   12,506
                                                        ----------    ----------

The FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock can be sold back to the FHLB at cost, but is restricted as to purchase, sale, and redemption based on the level of business activity the Company is doing with the FHLB. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1). The Company had $12.5 million in B(1) stock and $251,000 in B(2) stock at March 31, 2005. Stock is a required investment for institutions that are members. The required investment in the common stock is based on a predetermined formula and is carried at cost on the consolidated statement of financial condition. Interest income from FHLB dividends, in other interest-earning assets, was $284,000, $398,000, and $351,000 for the years ended March 31, 2005, 2004 and 2003, respectively.


Note 4 - Loans Receivable

Loans receivable at March 31, 2005 and 2004 consisted of the following:

                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
                                                             (In Thousands)
Real estate loans:
   Residential                                           $  117,541   $  113,016
   Commercial                                               173,757      122,132
   Agricultural                                              19,434       18,567
   Construction                                              69,148       44,536
Other loans:
   Commercial (nonreal estate)                               92,780       75,878
   Other consumer                                            38,724       43,425
   Home equity                                               37,806       24,530
   Agricultural operating                                    22,625       24,876
                                                         ----------   ----------

      Total loans receivable                                571,815      466,960
Less:
   Unearned loan fees and discounts                           2,460        1,532
   Allowance for loan losses                                  7,254        6,314
                                                         ----------   ----------

      Loans receivable, net                              $  562,101   $  459,114
                                                         ==========   ==========

At March 31, 2005, the contractual principal payments due on outstanding loans receivable are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending March 31,
(In Thousands)
2006                                                               $   154,743
2007                                                                    36,811
2008                                                                    27,122
2009                                                                    17,425
2010                                                                    31,397
Thereafter                                                             304,317
                                                                   -----------

                                                                   $   571,815
                                                                   ===========

The following summarizes the changes in the allowance for loan losses at March 31, 2005, 2004 and 2003:

                                                             March 31,
                                               --------------------------------------
                                                  2005          2004          2003
                                               ----------    ----------    ----------
                                                            (In Thousands)
Allowance for loan losses, beginning of year   $    6,314    $    3,414    $    2,563
   Addition through acquisition                        --         2,863            --
   Provision for loan losses                        1,528           395         1,033
   Charge offs, net                                  (588)         (358)         (182)
                                               ----------    ----------    ----------

Allowance for loan losses, end of year         $    7,254    $    6,314    $    3,414
                                               ==========    ==========    ==========

As of March 31, 2005 and 2004, loans on a nonaccrual status totaled approximately $719,000 and $2.9 million, respectively. The effect of not recognizing interest income on nonaccrual loans in accordance with the original terms totaled approximately $68,000 during 2005, $126,000 during 2004, and $61,000 during 2003. The following information at March 31, 2005, 2004 and 2003 relates to the Bank's impaired loans which include troubled debt restructurings that meet the definition of impaired loans:

                                                         March 31,
                                            ------------------------------------
                                               2005         2004         2003
                                            ----------   ----------   ----------
                                                       (In Thousands)

Impaired loans with a specific allowance    $      363   $    1,119   $       51
Impaired loans with no specific allowance        1,406          816        1,952
                                            ----------   ----------   ----------

         Total impaired loans               $    1,769   $    1,935   $    2,003
                                            ==========   ==========   ==========

Total allowance related to impaired loans   $      279   $      424   $      161
                                            ==========   ==========   ==========

Average aggregate balance of impaired
     loans for the year                     $    1,977   $    2,989   $    1,613
                                            ==========   ==========   ==========

Interest income recognized on impaired
   loans for cash payments received         $      203   $       57   $      106
                                            ==========   ==========   ==========

Loans 90 days or more past due and
     still accruing                         $      377   $       --   $       --
                                            ==========   ==========   ==========

Outstanding commitments of the Bank to originate loans as of March 31, 2005, were as follows:

                                   Fixed Rate    Variable Rate       Total
                                 -------------   -------------   -------------
                                                 (In Thousands)

First mortgage loans             $      16,043   $      37,658   $      53,701
Other loans                             16,263          55,303          71,566
                                 -------------   -------------   -------------

         Outstanding Loan
            Commitments          $      32,306   $      92,961   $     125,267
                                 =============   =============   =============

Interest rates on fixed rate loan commitments range from 4.09% to 8.50% and are committed through July 1, 2005. Fees received in connection with these outstanding loan commitments are deferred and will be recognized in income over the life of the related loan after funding of the loan. In addition, the Bank had commitments to fund outstanding credit lines of approximately $63.4 million, commitments to fund standby letters of credit of $4.8 million, and commitments to fund credit card lines of approximately $10.3 million at March 31, 2005. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have changed since the time the commitment was made.

The Bank remains contingently liable for $28,000 of loans sold with recourse as of March 31, 2005. At March 31, 2005, the Bank had indemnification agreements with the Federal Housing Administration ("FHA") for five residential mortgage loans insured by FHA. The agreements require the Bank to reimburse FHA for any loss incurred upon foreclosure of these loans and subsequent liquidation of the homes held as collateral. Recently, the Bank has been notified that two the five loans were satisfied with no loss incurred by FHA.

Note 5 - Loan Servicing

Loans serviced for others (including contract collections) are not included in the consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 2005 and 2004 are as follows:

                                                                March 31,
                                                        ------------------------
                                                           2005          2004
                                                        ----------    ----------
                                                             (In Thousands)
Loan portfolios serviced for:
   FNMA                                                 $    4,560    $    6,188
   FHLMC                                                    58,517        74,852
   Others                                                    4,141         4,536
                                                        ----------    ----------

                                                        $   67,218    $   85,576
                                                        ==========    ==========

The balance of capitalized mortgage servicing rights at March 31, 2005 and 2004 was $614,000 and $710,000, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.50% to 14.00% and prepayment speeds ranging from 10.47% to 44.62%, depending upon the stratification of the specific mortgage servicing right. The allowance for impairment on mortgage servicing rights for the years ended March 31, 2005, 2004 and 2003 was $346,000, $427,000 and $306,000, respectively.

Estimates of fair value on the mortgage servicing rights portfolio are based on the objective characteristics of the servicing portfolio and are derived through a discounted cash flow analysis. This analysis takes into consideration existing conditions in the secondary servicing markets (levels of supply and demand), as well as recently executed servicing transactions. Published values represent gross price levels, with deductions that would net gross proceeds varying dependent upon transaction composition and levels of supply and demand in the marketplace. Deductions are most often associated with foreclosures. The delinquent loans, loans in litigation, and potential loss associated with foreclosures. The gross price levels assume that standard industry representations and warranties related to the servicing and origination of the loans would be offered by the seller (and acceptable to the buyer), and that the financial strength of the seller would be acceptable to the buyer. The Company outsources this analysis of the mortgage servicing rights portfolio to Phoenix Analytic Services, Incorporated.

The following summarizes mortgage servicing rights activity for the years ended March 31, 2005, 2004 and 2003:

                                                            March 31,
                                              --------------------------------------
                                                 2005          2004          2003
                                              ----------    ----------    ----------
                                                          (In Thousands)
Mortgage servicing asset, beginning of year   $      710    $      826    $    1,017
   Capitalized                                        29           199           279
   Amortization                                     (206)         (194)         (164)
   Impairment recovery/(charge)                       81          (121)         (306)
                                              ----------    ----------    ----------

Mortgage servicing asset, end of year         $      614    $      710    $      826
                                              ==========    ==========    ==========

Note 6 - Premises and Equipment

Premises and equipment at March 31, 2005 and 2004 consisted of the following:

                                                               March 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
                                                            (In Thousands)

Land, buildings, and building improvements             $   19,950    $   19,953
Furniture, fixtures, and equipment                         11,709        10,488
Construction in progress                                      523           166
                                                       ----------    ----------

                                                           32,182        30,607
Accumulated depreciation                                  (13,494)      (12,333)
                                                       ----------    ----------

         Premises and equipment, net                   $   18,688    $   18,274
                                                       ==========    ==========

Depreciation expense for the years ended March 31, 2005, 2004 and 2003, was $1.4 million $1.0 million, and $622,000, respectively.

Note 7 - Goodwill and Other Intangible Assets

Goodwill will be periodically evaluated for impairment. No impairment loss on goodwill was recorded for the year ended March 31, 2005 because there were no impairment indicators during the period. Goodwill continues to decrease due to the tax benefits on exercises of stock options purchased in the acquisition of Oregon Trail. Goodwill at March 31, 2005 was $16.7 million.

Core deposits are a dependable, long-term source of funds for the Company. The core deposit intangible asset will be amortized under the straight line method over the estimated life of the depositor relationships of 5.5 years. Core deposit intangible at March 31, 2005 was $2.9 million, net of accumulated amortization of $1.0 million. Amortization expense for the years ended March 31, 2005 and 2004 was $715,000 and $297,000, respectively. There was no amortization expense for the year ended March 31, 2003. Amortization expense for the net carrying amount of the core deposit intangible at March 31, 2005 is estimated to be as follows:

For the year ended March 31,
(In Thousands)
      2006                                                        $         715
      2007                                                                  715
      2008                                                                  715
      2009                                                                  715
      2010                                                                   67
                                                                  -------------
Estimated total core deposit intangible amortization expense      $       2,927
                                                                  =============

Note 8 - Foreclosed Real Estate

Foreclosed real estate of $603,000 and $552,000 was included in other assets on the consolidated statement of financial condition at March 31, 2005 and 2004, respectively.

Note 9 - Deposits

Deposits and securities sold under agreements to repurchase and the related weighted-average interest rates at March 31, 2005 and 2004 consisted of the following:

                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
                                                              (In Thousands)
Transaction accounts:
   NOW accounts and securities sold under
        aggreements to repurchase (0.22% and 0.08%)      $  157,397   $  145,959
   Statement savings accounts (0.25% and 0.50%)              41,189       39,822
   Money market accounts (1.63% and 1.09%)                  118,881      104,612
                                                         ----------   ----------

     Total transaction accounts                             317,467      290,393
                                                         ----------   ----------

Certificates of deposit:
   0.00% to 1.99%                                            55,533       81,195
   2.00% to 2.99%                                            62,238       28,580
   3.00% to 3.99%                                            47,069       30,501
   4.00% to 4.99%                                            33,841       35,777
   5.00% to 5.99%                                            16,144       18,728
   6.00% to 6.99%                                             2,407        4,944
   7.00% to 7.99%                                                --          917
                                                         ----------   ----------

     Total certificates of deposit                          217,232      200,642
                                                         ----------   ----------

     Total deposits and securities sold
        under agreements to repurchase                   $  534,699   $  491,035
                                                         ==========   ==========

The scheduled maturities of certificates of deposit at March 31, 2005 are as follows:

Year ending March 31,
(In Thousands)
   2006                                                          $     124,463
   2007                                                                 37,065
   2008                                                                 32,648
   2009                                                                  6,963
   2010                                                                 11,570
   Thereafter                                                            4,523
                                                                 -------------

     Total certificates of deposit                               $     217,232
                                                                 =============

Interest expense on deposits and securities sold under agreements to repurchase for the years ended March 31, 2005, 2004 and 2003 consisted of the following:

                                                          Year Ended March 31,
                                                 ------------------------------------
                                                    2005         2004         2003
                                                 ----------   ----------   ----------
                                                            (In Thousands)
NOW and money market                             $    2,116   $    1,028   $      347
Securities sold under agreements to repurchase          119           48          128
Statements savings                                      127          110           59
Certificates of deposit                               4,993        4,115        4,109
                                                 ----------   ----------   ----------

         Interest expense                        $    7,355   $    5,301   $    4,643
                                                 ==========   ==========   ==========

Certificates of deposit in excess of $100,000 totaled approximately $89.0 million and $71.9 million at March 31, 2005 and 2004, respectively. Deposit balances in excess of $100,000 totaled approximately $233.1 million and $160.9 million at March 31, 2005 and 2004, respectively, are not insured by the Federal Deposit Insurance Corporation (FDIC).

Note 10 - FHLB Advances and Other Borrowed Funds

FHLB advances and other borrowings had weighted average interest rates at March 31, 2005 and 2004 of 4.28% and 4.78%, respectively. Maturity dates of advances at March 31, 2005 and 2004 were as follows:

                                                            March 31,
                                                    -----------------------
                                                       2005         2004
                                                    ----------   ----------
                                                          (In Thousands)
Advances from FHLB and other borrowings due:
   Less than one year                               $  109,681   $   36,641
   After one year through two years                     12,697       23,658
   After two years through three years                  10,475       10,447
   After three years through four years                  3,174       10,607
   After four years through five years                   5,000          826
   More than five years                                 44,310       49,877
                                                    ----------   ----------

                                                    $  185,337   $  132,056
                                                    ==========   ==========

Advances are collateralized by all FHLB stock owned by the bank, deposits with the FHLB- Seattle, and certain mortgages or deeds of trust securing such properties.

The Bank has available credit with FHLB for up to 30% of total assets, or $240.3 million, at March 31, 2005. On March 31, 2005 the FHLB borrowings are collateralized by $310.7 million in investment securities, residential real estate loans, and commercial real estate loans. Interest is charged at the market rate for federal funds purchased. There was $180.4 million and $128.4 million outstanding of FHLB advances, gross of merger premium of $2.8 million and $3.7 million, at March 31, 2005 and 2004, respectively.

The Bank has an unsecured operating line of credit with US Bank for $20.0 million. There was no outstanding balance at March 31, 2005 and 2004. The Holding Corporation has an unsecured operating line of credit with US Bank for $3.5 million. There was an outstanding balance of $2.2 million under the line of credit at March 31, 2005 and no outstanding balance at March 31, 2004. Interest expense recognized for the year ended March 31, 2005 for the US Bank borrowing was $61,000.

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2.

Information concerning securities sold under agreements to repurchase at March 31, 2005, 2004 and 2003 are summarized as follows:

                                                            March 31,
                                            ------------------------------------------
                                                2005           2004           2003
                                            ------------   ------------   ------------
                                                           (In Thousands)
Average balance during the year             $     12,808   $     10,465   $     10,740
                                            ============   ============   ============

Average interest rate during the year               0.93%          0.46%          1.19%
                                            ============   ============   ============

Maximum month-end balance during the year   $     16,023   $     11,272   $     13,535
                                            ============   ============   ============

Note 11 - Income Taxes

The components of income tax expense for the years ended March 31, 2005, 2004 and 2003 are summarized as follows:

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2005         2004          2003
                                          ----------   ----------    ----------
                                                     (In Thousands)
Current tax expense                       $    1,414   $    1,834    $    1,343
Deferred tax expense (benefit)                   953         (352)         (289)
                                          ----------   ----------    ----------

         Income tax expense               $    2,367   $    1,482    $    1,054
                                          ==========   ==========    ==========

Deferred tax liabilities and assets at March 31, 2005 and 2004 consisted of the following:

                                                                   March 31,
                                                           ------------------------
                                                              2005          2004
                                                           ----------    ----------
                                                                 (In Thousands)
Deferred tax assets:
   Unearned loan fees                                      $        7    $        8
   Allowance for loan losses                                    2,834         2,397
   Deferred compensation                                          433           504
   Change of control payments                                     206           435
   Premium on FHLB advances                                     1,063         1,523
   Premium on certificates of deposits                            336           834
   Other                                                          137           145
                                                           ----------    ----------

         Total deferred tax assets                              5,016         5,846
                                                           ----------    ----------

Deferred tax liabilities:
   Federal Home Loan Bank stock dividends                      (2,642)       (2,559)
   Mortgage servicing rights                                     (240)         (278)
   Depreciation                                                  (705)         (532)
   Unrealized gain on securities available-for-sale              (426)         (753)
   Unrealized gain on cash flow hedge                              --           (15)
   Core deposit intangible                                     (1,103)       (1,487)
   Loan fees                                                     (443)           --
                                                           ----------    ----------

         Total deferred tax liabilities                        (5,559)       (5,624)
                                                           ----------    ----------

         Net deferred income tax asset (liability)         $     (543)   $      222
                                                           ==========    ==========

At March 31, 2005 and 2004, an income tax receivable of $2.4 million and $1.3 million, respectively, was included in other assets on the Consolidated Statements of Financial Condition.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended March 31, 2005, 2004 and 2003 follows:

                                                                          March 31,
                                        -------------------------------------------------------------------------------
                                                 2005                        2004                        2003
                                        -----------------------     -----------------------     -----------------------
                                          Amount       Percent        Amount       Percent        Amount       Percent
                                        ---------     ---------     ---------     ---------     ---------     ---------
                                                                     (Dollars in Thousands)
Income tax expense at statutory rates   $   2,939          34.0 %   $   1,986          34.0 %   $   1,301          34.0 %
Effect of permanent differences              (949)        (11.0)         (749)        (12.8)         (368)         (9.6)
Effect of state income taxes, net of
   federal benefit                            377           4.4           245           4.2           214           5.6
Other                                          --             0            --             0           (93)         (2.4)
                                        ---------     ---------     ---------     ---------     ---------     ---------

                                        $   2,367          27.4 %   $   1,482          25.4 %   $   1,054          27.6 %
                                        =========     =========     =========     =========     =========     =========

Note 12 - Equity

The Company is not subject to capital adequacy requirements by its primary regulator, the Office of Thrift Supervision. The Bank, however, is subject to various regulatory capital requirements administered by the Washington Department of Financial Institutions (the Department) and the FDIC, (collectively referred to as the regulators). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets all as defined in the regulations. Management believes, as of March 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of October 5, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's categorization.

The Bank's actual regulatory capital amounts and ratios for the years ended March 31, 2005 and 2004 are presented in the table below:

                                                                                          To Be Well Capitalized
                                                                     Capital Adequacy     Under Prompt Corrective
                                                                         Purposes            Action Provisions
                                                                     -----------------       ----------------
                                                Actual                Actual                  Actual
March 31, 2005                                  Amount    Ratio       Amount    Rate          Amount    Rate
                                               --------  --------    --------  -------       --------  ------
                                                                  (Dollars in Thousands)
Tier 1 capital (to average assets)             $ 51,006    6.7%       $ 30,451   4.0%       $ 38,064     5.0%
Tier 1 capital (to risk-weighted assets)         51,006    9.0%         22,669   4.0%         34,004     6.0%
Total capital (to risk-weighted assets)          58,063   10.3%         45,097   8.0%         56,372    10.0%

March 31, 2004

Tier 1 capital (to average assets)             $ 43,483    6.5%       $ 26,728   4.0%       $ 33,410     5.0%
Tier 1 capital (to risk-weighted assets)         43,483    9.2%         18,815   4.0%         28,222     6.0%
Total capital (to risk-weighted assets)          49,368   10.5%         37,629   8.0%         47,037    10.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank.

The payment of dividends to the Holding Company by the Bank is subject to various federal and state regulatory limitations. Under current guidelines, at March 31, 2005, the Bank could have declared approximately $1.7 million of aggregate dividends in addition to amounts previously paid.

Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

On April 21, 2005, the Board of Directors declared a cash dividend of $0.17 per common share to shareholders of record as of May 20, 2005. The dividend was paid on June 3, 2005.

The Corporation authorized a 5% stock repurchase plan, or 146,432 shares, on November 21, 2003. In August 2004, repurchases under this plan were completed. On August 27, 2004, the Corporation authorized a 5% stock repurchase plan, or 147,866 shares. As of March 31, 2005, 52,500 shares had been repurchased under this program leaving 95,366 shares available for repurchase. The intent of the stock repurchase program is to enhance trading liquidity and stock value. The shares are purchased on the open market at market value through an authorized broker.

Note 13 - Related Party Transactions

The following schedule summarizes the activity in loans to directors and officers at or for the years ended March 31, 2005 and 2004:

                                                               March 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
                                                            (In Thousands)

Balance, beginning of year                             $    1,786    $    1,370
   Additional advances on loans                             1,084           848
   Repayments and sales proceeds                           (1,062)         (432)
                                                       ----------    ----------

         Balance, end of year                          $    1,808    $    1,786
                                                       ==========    ==========

The Bank also accepts deposits from its executive officers, directors, and affiliated companies on substantially the same terms as unrelated persons. The aggregate amount of deposits from such related parties at March 31, 2005 and 2004 was $571,000 and $616,000, respectively.

Note 14 - Employee Benefit Plans

The Company has entered into a salary continuation agreements with certain employees. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $144,000 for life on the insured and a guarantee period ranging from 15 to 20 years for the beneficiaries. Participants vest ratably each plan year until retirement, termination, death, or disability. The Company is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were approximately $233,000, $194,000, and $202,000 for the years ended March 31, 2005, 2004 and
2003, respectively. At March 31, 2005 and 2004, an obligation of $1.1 million and $876,000, respectively, was included in accrued expenses and other liabilities. The Bank retained bank-owned life insurance policies of Pioneer Bank through the acquisition of Oregon Trail Financial Corporation with a cash value of $14.3 million at October 31, 2003. At March 31, 2005 and 2004, cash value of life insurance of $23.3 million and $22.2 million, respectively, was recorded. Net earnings on the life insurance contracts were $1.1 million, $620,000, and $423,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

The Company entered into three-year employment agreements with certain officers, which may be extended by the Board for an additional year at each anniversary date. The agreements provide for severance payments and other benefits in the event of termination without cause and termination of employment in connection with any change in control of the Company of up to 2.99 times the officer's average annual compensation during the preceding five years. The employment agreements provide for termination by the Company for cause at any time.

During 1995, the Bank established a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (Code), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan was amended during 1998, making Bank contributions discretionary. Approximately $263,000, $148,000, and $113,000 were contributed by the Company to the plan for the years ended March 31, 2005, 2004 and 2003, respectively.

Note 15 - Employee Stock Ownership Plan

The Bank established for eligible employees an ESOP and related trust in connection with the Conversion. Eligible employees of the Bank as of June 30, 1997 and eligible employees of the Company and the Bank employed after such date who have been credited with at least 1,000 hours during a 12-month period will become participants. The ESOP borrowed $1.6 million from the Company in order to purchase 158,700 shares of common stock of the Company. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of 25 years, as amended during fiscal 1999, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP are discretionary; however, the Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The stated interest rate for the loan is 8.5%.

The cost of shares acquired by the ESOP is considered unearned compensation and as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Shares are released based on the ratio of total ESOP loan payments made during the period to the remaining total payments due on the loan. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation in the year of allocation. Participants generally become 100% vested in their ESOP account after five years of credited service or if their service was terminated due to death, permanent disability or a change in control. Prior to the completion of four years of credited service, a participant who terminates employment for reasons other than death, disability, or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, disability, or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. ESOP compensation expense was approximately $235,000, $221,000, and $168,000 for the years ended March 31, 2005, 2004 and 2003, respectively. As of March 31, 2005, the Company has allocated 85,818 shares to participant accounts and has 72,882 unallocated shares. The Company has committed to release 2,089 shares of stock resulting in 70,793 unallocated, restricted shares remaining to be released. The market value of unallocated, restricted shares held by the ESOP trust was approximately $2.0 million at March 31, 2005.

Note 16 - Stock Award Plans

Stock Option Plans:
On July 22, 1998, the shareholders of the Company voted to approve the 1998 Stock Option Plan (the SOP) for employees, officers and directors of the Company. The SOP is administered by the Board of Directors. Under the SOP, a maximum of 198,375 shares were available for grant. Generally, the SOP provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time stock option is granted; and (2) the option purchase price will be paid in full on the date of purchase. Generally, options vest over a period of five years. The SOP provides that options may be transferred only by will or by laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative.

On November 4, 2003, the Company adopted the Oregon Trail 1998 Stock Option Plan (the SOP) for employees, officers and directors of Oregon Trail. All of the Oregon Trail options were vested as of the date the merger was completed. The SOP is administered by the Board of Directors. Under the SOP, a maximum of 400,729 shares were available for grant. The SOP provides that options may be transferred only by will or by laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative.

Stock option transactions for the above described plan are summarized as follows:

                                                                                       Weighted-
                                                                                      Average Fair
                                                                                        Value of
                                                          Weighted-                     Options
                                                          Average                       Granted
                                                          Exercise       Options       During the
                                           Shares          Price       Exercisable        Year
                                        ------------    ------------   ------------   ------------
Outstanding options at March 31, 2002        151,200    $      15.81
   Granted                                        --              --
   Exercised                                  (4,200)          15.81
   Forfeited                                      --              --
                                        ------------    ------------   ------------   ------------
Outstanding options at March 31, 2003        147,000    $      15.81        111,720   $         --
                                                        ============   ============   ============
   Granted as a result of merger             400,729           12.25
   Exercised                                (246,973)          11.39
   Forfeited                                    (150)          15.81
                                        ------------    ------------   ------------   ------------
Outstanding options at March 31, 2004        300,606    $      14.69        296,406   $         --
                                                        ============   ============   ============
   Granted                                    14,000           26.81
   Exercised                                (152,480)          14.06
   Forfeited                                      --              --
                                        ------------    ------------   ------------   ------------
Outstanding options at March 31, 2005        162,126    $      16.33        145,326   $       4.45
                                        ============    ============   ============   ============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the fiscal grant:

                                                                   March 31,
                                                                     2005
                                                                  -----------
Dividend yield                                                       2.61 %
Expected volatility                                                 15.11 %
Risk free interest rates                                             3.94 %
Expected option lives                                               7 years

The following table presents information about the options as of March 31, 2005:

                                       Options Outstanding                   Options Exercisable
                            ------------------------------------------   ---------------------------
                                            Weighted
                                             Average        Weighted                      Weighted
                                            Remaining       Average                       Average
                              Number of    Contractual   Exercise Price   Number of    Exercise Price
Range of Exercise Price        Shares         Life         Per Share        Shares       Per Share
-----------------------     ------------   ------------   ------------   ------------   ------------
$10.92-$11.48                     16,018           4.02   $      10.97         16,018   $      10.97
$11.49-$15.82                    115,540           3.89          15.81        112,740          15.81
$15.83-$26.81                     30,568           8.06          21.12         16,568          16.31
                            ------------   ------------   ------------   ------------   ------------

                                 162,126           4.69   $      16.33        145,326   $      15.33
                            ============   ============   ============   ============   ============

Restricted stock:
During fiscal 1999, the shareholders of the Company approved the Management Recognition and Development Plan (MRDP). Under the MRDP, the Company is authorized to grant up to 79,350 shares of restricted stock to employees, officers and directors of the Company. During fiscal 1999, 79,350 shares of restricted stock were awarded to the deferred compensation plan. The fair market value at the date of award was $15.81 per share. These awards vest ratably over a five-year period. Deferred compensation resulting from these awards is amortized as a charge to expense over the five-year period; expense recognized by the Company was $157,000 and $236,000 for the year ending March 31, 2004 and 2003, respectively. There was no expense recognized for the year ending March 31, 2005. The balance of deferred compensation is shown as a reduction of stockholders' equity.

Note 17 - Earnings per Share

The Company reports earnings per share (EPS) in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of EPS assuming dilution (diluted EPS). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options are the only potentially dilutive instruments issued by the Company. ESOP shares that are unallocated and not yet committed to be released are excluded from the weighted average shares outstanding calculation (see Note
16).

Information used to calculate earnings per share for the years ended March 31, 2005, 2004 and 2003 was as follows:

                                                        Year Ended March 31,
                                             ------------------------------------------
                                                 2005           2004           2003
                                             ------------   ------------   ------------
                                                       (Dollars in Thousands,
                                                       except Per Share Data)
Net income                                   $      6,278   $      4,358   $      2,772
                                             ============   ============   ============

Basic weighted-average number of
     common shares outstanding                  2,896,307      1,925,804      1,287,967
Dilutive effect of potential common shares        101,323        129,831         53,144
                                             ------------   ------------   ------------

         Dilutes weighted-average
            number of shares outstanding        2,997,630      2,055,635      1,341,111
                                             ============   ============   ============

Net income per common share
   Basic                                     $       2.17   $       2.26   $       2.15
                                             ============   ============   ============

   Diluted                                   $       2.09   $       2.12   $       2.07
                                             ============   ============   ============

Note 18 - Fair Values of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company.

Although management is not aware of any factors that would materially affect the estimated fair value amounts presented, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented as follows.

                                                                        March 31,
                                                    -------------------------------------------------
                                                             2005                      2004
                                                    -----------------------   -----------------------
                                                     Carrying    Estimated     Carrying    Estimated
                                                      Amount     Fair Value     Amount     Fair Value
                                                    ----------   ----------   ----------   ----------
                                                                     (In Thousands)
Financial Assets:
   Cash and cash equivalents                        $   41,801   $   41,801   $   38,397   $   38,397
   Investment securities held-to-maturity               30,907       30,869       19,671       20,036
   Investment securities available-for-sale             17,427       17,427       19,116       19,116
   Mortgage-backed securities held-to-maturity          22,463       22,147       22,899       23,222
   Mortgage-backed securities available-for-sale        39,441       39,441       54,128       54,128
   Loans held for sale                                   3,999        3,999        5,254        5,254
   Loans receivable                                    562,101      563,307      459,114      470,111
   Equity securities                                    12,789       12,789       12,506       12,506
   Cash surrender value of life
      insurance                                         23,318       23,318       22,192       22,192

Financial Liabilities:
   Deposits                                         $  518,676   $  517,278   $  480,548   $  484,357
   Securities sold under agreements to repurchase       16,023       16,023       10,487       10,487
   Advances from borrowers for
         taxes and insurance                               913          913          960          960
   FHLB advances and other borrowings                  185,337      188,159      132,056      138,877

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents:
The carrying amount of these items is a reasonable estimate of their fair value.

Investment securities and mortgaged-backed securities available for sale and held to maturity:
The fair value of investment securities is based on quoted market prices or dealer estimates. Estimated fair value for mortgage-backed securities issued by quasi-governmental agencies is based on quoted market prices. The fair value of all other mortgage-backed securities is based on dealer estimates.

Loans held for sale:
The fair value of loans held for sale is estimated by discounting the future cash flows at current rates.

Loans receivable:
For certain homogeneous categories of loans, such as fixed and variable rate residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loan types is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

Cash surrender value of bank owned and other life insurance policies:
The carrying amount of these policies approximates their fair value.

Equity securities:
The fair value is based upon the redemption value of the stock which equates to its carrying value.

Deposits:
The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the estimated future cash flows using the rates currently offered for deposits with similar remaining maturities.

Securities sold under agreements to repurchase:
The fair value of securities sold under agreements to repurchases is the amount payable on demand at the reporting date.

Advances to borrowers for taxes and insurance:
The fair value of advances to borrowers for taxes and insurance is the amount payable on demand at the reporting date.

FHLB Advances:
The fair value of FHLB advances and other borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Bank for debt with similar remaining maturities.

Off-balance sheet instruments:
The fair value of a loan commitment is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining length of the commitment period and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their value at year end is significant to the Company's consolidated financial position.

Note 19 - Liquidation Account

At the time of the Bank's conversion from mutual to stock form the Bank established a liquidation account in an amount equal to its equity as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Note 20 - Commitments and Contingencies

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company and the Bank are not a party to any pending legal proceedings that they believe would have a material adverse effect on the financial condition or operations of the Company.

The Company rents branch and office space under various operating leases. Total rent expense recognized during the years ended March 31, 2005, 2004 and 2003, was $201,000, $194,000, and $186,000, respectively. Future minimum rental payments under the operating lease agreements are:

Year Ending March 31,
(In Thousands)
   2006                                                    $          207
   2007                                                               168
   2008                                                               133
   2009                                                                30
   Thereafter                                                          30
                                                           --------------

                                                           $          568
                                                           ==============

The Company subleases portions of its branch facilities under noncancelable operating lease agreements. Total sublease income recognized during the years ended March 31, 2005, 2004 and 2003 was $98,000, $113,000, and $108,000,
respectively. Future minimum rental payments due to the Company under subleases are as follows:

Year Ending March 31,
(In Thousands)
   2006                                        $           99
   2007                                                    66
                                               --------------

                                               $          165
                                               ==============

Note 21 - Subsequent Events

On June 10, 2005, FirstBank Northwest (the "Bank") entered into a Subordinated Debenture Purchase Agreement (the "Agreement"), under which the Bank issued an aggregated principal amount of $3.0 million in floating rate unsecured subordinated debt. All amounts due under the subordinated debenture must be repaid in full on June 10, 2015. The subordinated debenture currently bears interest at one-month LIBOR plus 150 basis points, payable quarterly in arrears. If the subordinated debenture ceases to qualify as Tier 2 capital for capital reporting purposes, or at any time after June 10, 2010, the Bank may, after receiving approval from the Federal Deposit Insurance Corporation, prepay all or a portion of the outstanding amount of the subordinated debenture. In addition, if the subordinated debenture no longer qualifies as Tier 2 capital, the Bank and the lender may restructure the debt as a senior unsecured obligation of the Bank or the Bank may repay the debt. The Agreement contains certain covenants, including a requirement that the Bank maintain its regulatory "well-capitalized" status and limitations on the Bank's ability to incur additional debt and sell assets, other than assets, including loans, sold in the ordinary course of business. Additional restrictions apply if an event of default occurs, including prohibitions on dividends paid by the Bank to the Company and payments by the Bank on debt that ranks equally with or junior to the subordinated debenture.

Note 22 - Selected Quarterly Financial Data

                                                      Year ended March 31, 2005
                                      ---------------------------------------------------------
                                        June 30      September 30   December 31      March 31
                                      ------------   ------------   ------------   ------------
                                                  (In Thousands, Except Share Data)
Total interest income                 $      9,510   $      9,912   $     10,369   $     10,840
Total interest expense                       2,982          3,193          3,366          3,778
                                      ------------   ------------   ------------   ------------

Net interest income                          6,528          6,719          7,003          7,062
Provision for loan losses                      376            194            470            488
                                      ------------   ------------   ------------   ------------

Net interest income after provision          6,152          6,525          6,533          6,574

Noninterest income                           1,718          1,428          1,431          1,433
Noninterest expense                          5,690          5,708          5,896          5,855
                                      ------------   ------------   ------------   ------------

Income before income taxes                   2,180          2,245          2,068          2,152
Provision for income taxes                     628            619            542            578
                                      ------------   ------------   ------------   ------------

Net income                            $      1,552   $      1,626   $      1,526   $      1,574
                                      ============   ============   ============   ============

Basic earnings per share              $       0.54   $       0.56   $       0.53   $       0.54
                                      ------------   ------------   ------------   ------------

Diluted earnings per share            $       0.52   $       0.54   $       0.51   $       0.52
                                      ------------   ------------   ------------   ------------

Cash dividends declared               $       0.17   $       0.17   $       0.17   $       0.17
                                      ------------   ------------   ------------   ------------

                                                      Year ended March 31, 2004
                                      ---------------------------------------------------------
                                        June 30      September 30   December 31      March 31
                                      ------------   ------------   ------------   ------------
                                                  (In Thousands, Except Share Data)
Total interest income                 $      5,098   $      5,007   $      8,011   $      9,299
Total interest expense                       2,057          2,014          2,795          3,068
                                      ------------   ------------   ------------   ------------

Net interest income                          3,041          2,993          5,216          6,231
Provision for loan losses                      177             78            163            (23)
                                      ------------   ------------   ------------   ------------

Net interest income after provision          2,864          2,915          5,053          6,254

Noninterest income                           1,390          1,158          1,226          1,742
Noninterest expense                          3,147          3,148          4,721          5,746
                                      ------------   ------------   ------------   ------------

Income before income taxes                   1,107            925          1,558          2,250
Provision for income taxes                     328            231            277            646
                                      ------------   ------------   ------------   ------------

Net income                            $        779   $        694   $      1,281   $      1,604
                                      ============   ============   ============   ============

Basic earnings per share              $       0.61   $       0.54   $       0.56   $       0.56
                                      ------------   ------------   ------------   ------------

Diluted earnings per share            $       0.58   $       0.51   $       0.52   $       0.55
                                      ------------   ------------   ------------   ------------

Cash dividends declared               $       0.15   $       0.15   $       0.15   $       0.17
                                      ------------   ------------   ------------   ------------


                                                      Year ended March 31, 2003
                                      ---------------------------------------------------------
                                        June 30      September 30   December 31      March 31
                                      ------------   ------------   ------------   ------------
                                                  (In Thousands, Except Share Data)
Total interest income                 $      5,075   $      5,153   $      5,266   $      5,081
Total interest expense                       2,227          2,250          2,191          2,042
                                      ------------   ------------   ------------   ------------

Net interest income                          2,848          2,903          3,075          3,039
Provision for loan losses                      210            228            359            236
                                      ------------   ------------   ------------   ------------

Net interest income after provision          2,638          2,675          2,716          2,803

Noninterest income                             975          1,083          1,148          1,486
Noninterest expense                          2,773          2,861          2,881          3,184
                                      ------------   ------------   ------------   ------------

Income before income taxes                     840            897            983          1,105
Provision for income taxes                     209            252            264            328
                                      ------------   ------------   ------------   ------------

Net income                            $        631   $        645   $        719   $        777
                                      ============   ============   ============   ============

Basic earnings per share              $       0.48   $       0.50   $       0.56   $       0.61
                                      ------------   ------------   ------------   ------------

Diluted earnings per share            $       0.47   $       0.48   $       0.55   $       0.57
                                      ------------   ------------   ------------   ------------

Cash dividends declared               $       0.12   $       0.12   $       0.15   $       0.15
                                      ------------   ------------   ------------   ------------

Note 23 - Business Combination

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. and its wholly-owned subsidiary, Pioneer Bank, for approximately $36.5 million in cash and 1,480,064 shares of FirstBank common stock for consideration of the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. The value of the 1,480,064 shares of corporate stock issued was based on the closing price of $22.45 on February 24, 2003, resulting in a purchase price of $35.5 million. Common stock increased $14,800 and additional paid in capital increased $33.2 million as a result of the issuance of common stock for the acquisition. Additional paid in capital increased by $4.6 million as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition. The statement of operations includes operations of the acquired entity, Oregon Trail, for the five month period ended March 31, 2004.

It has been the Company's strategic objective to utilize capital to support growth, and growth through acquisition was also a longer term strategy. Oregon Trail complements the Company's operations and business strategies. Oregon Trail was a potential acquisition candidate because of its market area that is geographically contiguous to the Company's existing market areas with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which is shared by the Company. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the board of directors and management of the Company believed that a combination of the two companies would enhance the Company's competitiveness, with a minimal impact on Oregon Trail's employees. In fiscal year 2005, the integration for the core processing system platform was completed and now the entire bank is operating on one operating system. This completes the system integrations. The acquisition doubled the Company's asset size and the common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                               At October 31, 2003
                                 (In Thousands)

Cash and cash equivalents                                             $   61,207
Securities                                                                72,686
Loans, net                                                               196,559
Premises and equipment, net                                                8,411
FHLB Stock                                                                 6,378
Bank-owned and cash surrender value of life insurance policies            14,299
Other assets                                                               4,701
Core deposit intangible                                                    3,876
Goodwill                                                                  18,147
                                                                      ----------

Total assets acquired                                                 $  386,264
                                                                      ==========

Deposits                                                                 258,487
Borrowings                                                                50,969
Other liabilities                                                          3,518
                                                                      ----------

Total liabilities assumed                                             $  312,974
                                                                      ==========

Net assets acquired                                                   $   73,290

Issuance of corporate stock                                               33,227
Fair value of stock options                                                4,563
                                                                      ----------

Aggregate purchase price                                              $   35,500
                                                                      ==========

At October 31, 2003, the goodwill asset recorded in connection with the Oregon Trail acquisition was $18.1 million. None of the goodwill is expected to be deductible for tax purposes.

 The following table sets forth the supplemental pro forma condensed combined statement of income for the years ended March 31, 2004 and 2003, reflecting the acquisition of Oregon Trail by the Company as if it had occurred at the beginning of the periods shown.

                               FirstBank NW Corp.
                          Oregon Trail Financial Corp.
                Pro Forma Condensed Combined Statements of Income
                  (Dollars in Thousands, except Per Share Data)

                                                           Year Ended March 31,
                                                      ----------------------------
                                                          2004            2003
                                                      ------------    ------------
Total interest income                                 $     39,917    $     45,419
Total interest expense                                      13,083          16,987
                                                      ------------    ------------
Net interest income                                         26,834          28,432
Provision for loan losses                                    1,248           1,354
                                                      ------------    ------------
Net interest income after provision for loan losses         25,586          27,078
Total non-interest income                                    7,391           8,143
Total non-interest expense                                 (25,187)        (23,679)
                                                      ------------    ------------
Income before income tax expense                             7,790          11,542
Income tax expense                                           2,006           3,498
                                                      ------------    ------------
Net income                                            $      5,784    $      8,044
                                                      ============    ============

Pro Forma earnings per share:
   Pro Forma net income per share - basic             $       2.07    $       2.91
                                                      ------------    ------------
   Pro Forma net income per share - diluted           $       1.91    $       2.70
                                                      ------------    ------------
   Pro Forma weighted average
         shares outstanding - basic                      2,793,568       2,768,031
                                                      ------------    ------------
   Pro Forma weighted average
         shares outstanding - diluted                    3,053,195       2,977,739
                                                      ------------    ------------

Note 24 - Parent Company Financial Information

                               First Bank NW Corp.
                        Statements of Financial Condition
                             (Dollars in Thousands)

                                                        Year Ended March 31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------

Assets
   Cash and cash equivalents                          $      124   $      453
   Investment securities; available-for-sale               1,058        1,144
   Loan receivable from ESOP                                 800          862
   Investment in subsidiaries                             70,901       65,938
   Income taxes receivable                                 1,966        1,692

   Deferred federal and state taxes                          154          349
   Other assets                                               67           48
                                                      ----------   ----------

         TOTAL ASSETS                                 $   75,070   $   70,486
                                                      ==========   ==========

Liabilities and Stockholders' Equity
   Deferred change of control payments                $      537   $    1,134
   Borrowing                                               2,162           --
   Other liabilities                                          60           20
   Stockholders' equity                                   72,311       69,332
                                                      ----------   ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   75,070   $   70,486
                                                      ==========   ==========

                               First Bank NW Corp.
                              Statements of Income
                             (Dollars in Thousands)

                                                               Year Ended March 31,
                                                      ------------------------------------
                                                         2005         2004         2003
                                                      ----------   ----------   ----------
Interest income:
   ESOP loan                                          $       70   $       77   $       81
   Cash and cash equivalents                                   1            3            1
   Investment securities                                      14            7           --
Other income:
   Equity in undistributed income of
        subsidiaries, net of taxes                         6,541        4,574        2,940
   Other                                                       3           --           --
                                                      ----------   ----------   ----------

                                                           6,629        4,661        3,022
                                                      ----------   ----------   ----------

Interest expense:
   Borrowing                                                  61           67           --
Other expense:
   Compensation, payroll taxes, and fringe benefits          157          206          194
   Other expense                                             303          160          165
                                                      ----------   ----------   ----------

                                                             521          433          359
                                                      ----------   ----------   ----------

         Income before income tax expense                  6,108        4,228        2,663

Income tax benefit                                           170          130          109
                                                      ----------   ----------   ----------

         NET INCOME                                   $    6,278   $    4,358   $    2,772
                                                      ==========   ==========   ==========

                               First Bank NW Corp.
                            Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                   Year Ended March 31,
                                                                         --------------------------------------
                                                                            2005          2004          2003
                                                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $    6,278    $    4,358    $    2,772
   Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
      Equity in undistributed earnings of subsidiaries, net of taxes         (6,541)       (4,573)       (2,940)
      Amortization of securities                                                 64            26            --
      Amortization of deferred compensation                                      --           157           236
      Changes in assets and liabilities:
         Other assets                                                           (19)          982          (220)
         Income taxes receivable                                                537           (24)          (58)
         Deferred federal and state taxes                                       195           103            --
         Deferred change of control liability                                  (597)         (334)           --
         Liabilities                                                             40            20            (1)
                                                                         ----------    ----------    ----------

         Net cash provided (used) by operating activities                       (43)          715          (211)
                                                                         ----------    ----------    ----------

CASH FLOWS FROM  INVESTING ACTIVITIES
   Proceeds from sale of investment securities; available-for-sale               --           937            --
   Dividends received from subsidiaries                                          --        33,600         1,910
   Net cash in acquisition, net                                                  --       (31,222)           --
   Principal repayments on ESOP loan                                             62            56            52
                                                                         ----------    ----------    ----------

         Net cash provided by investing activities                               62         3,371         1,962
                                                                         ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of common stock                                                (2,647)       (5,123)       (1,150)
   Proceeds from the exercise of stock options                                2,144         2,813            66
   Cash dividends paid on common stock                                       (1,952)       (1,296)         (703)
   Cash dividends paid on unallocated ESOP Shares to reduce debt                (55)          (53)          (50)
   Advances from borrowing                                                    3,837        36,692            --
   Repayments on advances from borrowing                                     (1,675)      (36,692)           --
                                                                         ----------    ----------    ----------

         Net cash used by financing activities                                 (348)       (3,659)       (1,837)
                                                                         ----------    ----------    ----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                               (329)          427           (86)

Cash and cash equivalents, beginning of year                                    453            26           112
                                                                         ----------    ----------    ----------

Cash and cash equivalents, end of year                                   $      124    $      453    $       26
                                                                         ==========    ==========    ==========

Supplemental disclosure for cash flow information:
   Cash paid during the year for:
      Interest                                                           $       61    $       67    $       --
                                                                         ==========    ==========    ==========
      Income taxes                                                       $    2,067    $    1,628    $    1,539
                                                                         ==========    ==========    ==========
NONCASH INVESTING AND FINANCING ACTIVITIES
   ESOP shares released                                                  $      236    $      220    $      168
                                                                         ==========    ==========    ==========
   Unrealized gain (loss) on securities available-for-sale, net of tax   $   (1,118)   $      382    $      712
                                                                         ==========    ==========    ==========
   Unrealized gain on interest rate swap, net of tax                     $      (23)   $     (127)   $      150
                                                                         ==========    ==========    ==========