Form 10-Q
period 2005-06-30
FIRSTBANK NW CORP
filed 2005-08-15
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _________


                         Commission file number 0-22435


                               FIRSTBANK NW CORP.
                ------------------------------------------------
                (Name of registrant as specified in its charter)


               Washington                                  84-1389562
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                      1300 16th Avenue Clarkston, WA 99403
                    ----------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 2,931,741 shares outstanding on July 31, 2005.

                                FIRSTBANK NW CORP.
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
           June 30, 2005 and March 31, 2005                                 1

         Consolidated Statements of Income
           For the three months ended June 30, 2005 and 2004                2

         Consolidated Statements of Comprehensive Income
           For the three months ended June 30, 2005 and 2004                3

         Consolidated Statements of Cash Flows
           For the three months ended June 30, 2005 and 2004                4

          Notes to Consolidated Financial Statements                      5 - 12

Item 2.  Management's Discussion and Analysis of Financial               13 - 22
               Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        23

Item 4.  Controls and Procedures                                           24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3.  Defaults Upon Senior Securities                                   25

Item 4.  Submission of Matters to a Vote of Security Holders               25

Item 5.  Other Information                                                 25

Item 6.  Exhibits                                                        26 - 31

SIGNATURES                                                                 27


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                 June 30,       March 31,
                                                                                   2005           2005
                                                                               ------------   ------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing cash deposits                                           $     43,851   $     39,769
  Interest-bearing cash deposits                                                        143          2,032
                                                                               ------------   ------------
Total cash and cash equivalents                                                      43,994         41,801

Investment securities:
  Held-to-maturity                                                                   30,886         30,907
  Available-for-sale                                                                 17,439         17,427
Mortgage-backed securities:
  Held-to-maturity                                                                   22,425         22,463
  Available-for-sale                                                                 36,976         39,441
Equity securities, at cost                                                           12,789         12,789
Loans receivable, net (Note 2)                                                      602,997        562,101
Loans held for sale                                                                   8,383          3,999
Accrued interest receivable                                                           4,197          3,834
Premises and equipment, net                                                          18,427         18,688
Bank-owned and cash surrender value of life insurance policies                       23,585         23,318
Mortgage servicing assets (Note 3)                                                      598            614
Goodwill and other intangible assets (Note 4)                                        19,432         19,610
Other assets                                                                          1,833          4,130
                                                                               ------------   ------------
TOTAL ASSETS                                                                   $    843,961   $    801,122
                                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Checking and money market deposits                                         $    175,714   $    184,183
    Non-interest bearing demand deposits                                             96,951         76,072
    Savings                                                                          38,864         41,189
    Certificates of deposit                                                         250,126        217,232
                                                                               ------------   ------------
  Total deposits                                                                    561,655        518,676
  Securities sold under agreements to repurchase                                      6,719         16,023
  Advances from borrowers for taxes and insurance                                       514            913
  FHLB advances and other borrowings (Note 5)                                       193,823        185,337
  Deferred federal and state income taxes                                               434            543
  Accrued expenses and other liabilities                                              6,856          7,319
                                                                               ------------   ------------
Total Liabilities                                                                   770,001        728,811
                                                                               ------------   ------------

Commitments and contingencies
  Stockholders' Equity:
  Preferred stock, $0.01 par value, 500,000 shares authorized;
    0 shares issued and outstanding                                                      --             --
  Common stock, $0.01 par value, 5,000,000 shares authorized; 2,998,695 and
    2,998,595 shares issued; 2,929,991 and 2,927,802 shares outstanding                  30             30
  Additional paid-in-capital                                                         45,287         45,249
  Retained earnings, substantially restricted                                        28,956         27,602
  Unearned ESOP shares                                                                 (698)          (719)
  Accumulated other comprehensive income                                                385            149
                                                                               ------------   ------------
Total Stockholders' Equity                                                           73,960         72,311
                                                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    843,961   $    801,122
                                                                               ============   ============

           See accompanying notes to consolidated financial statements


                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                                Three months ended June 30,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
Interest income:
  Loans receivable                                              $     10,677   $      7,836
  Mortgage-backed securities                                             671            808
  Investment securities, taxable                                         183            141
  Investment securities, tax-exempt                                      334            306
  Other interest-earning assets                                          275            419
                                                                ------------   ------------
Total interest income                                                 12,140          9,510
                                                                ------------   ------------

Interest expense:
  Deposits                                                             2,369          1,639
  Securities sold under agreements to repurchase                          50              8
  FHLB advances and other borrowings                                   1,909          1,335
                                                                ------------   ------------
Total interest expense                                                 4,328          2,982
                                                                ------------   ------------

Net interest income                                                    7,812          6,528
Provision for loan losses                                                868            376
                                                                ------------   ------------
Net interest income after provision for loan losses                    6,944          6,152
                                                                ------------   ------------

Non-interest income:
  Gain on sale of loans                                                  319            370
  Recovery of impairment of mortgage servicing rights, net                19            134
  Service fees and other charges                                       1,217          1,181
  Other                                                                  102             33
                                                                ------------   ------------
Total non-interest income                                              1,657          1,718
                                                                ------------   ------------

Non-interest expense:
  Compensation and employee related benefits                           3,639          3,418
  Occupancy                                                              706            744
  Supplies and postage                                                   218            246
  Data and automated teller machine processing                           179            251
  Professional fees                                                      233            168
  Advertising                                                            231            148
  Debit and credit card expense                                          277            251
  Other                                                                  467            464
                                                                ------------   ------------
Total non-interest expense                                             5,950          5,690
                                                                ------------   ------------

Income before income tax expense                                       2,651          2,180
Income tax expense                                                       799            628
                                                                ------------   ------------
Net income                                                      $      1,852   $      1,552
                                                                ============   ============

Earnings per share (Note 7):
  Net income per share - basic                                  $       0.63   $       0.54
  Net income per share - diluted                                $       0.62   $       0.52
  Cash dividends paid per common share                          $       0.17   $       0.17
  Weighted average shares outstanding - basic                      2,928,855      2,866,090
  Weighted average shares outstanding - diluted                    2,990,800      2,996,698

           See accompanying notes to consolidated financial statements


                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            Three months ended June 30,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
Net income                                                 $      1,852   $      1,552
                                                           ------------   ------------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on securities;
    available-for-sale, net of
    tax benefit (expense) of ($151) and $749
                                                                    236         (1,185)
  Change in unrealized derivative gains on cash flow
    hedge, net of tax benefit of $0 and $15                          --            (23)
                                                           ------------   ------------
  Net other comprehensive income (loss)                             236         (1,208)
                                                           ------------   ------------

Comprehensive income                                       $      2,088   $        344
                                                           ============   ============

           See accompanying notes to consolidated financial statements


                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)
                                                                                    Three months ended June 30,
                                                                                    ---------------------------
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from operating activities:
 Net income                                                                         $      1,852   $      1,552
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation                                                                             333            376
    Accretion of securities and intangibles, net                                             (22)          (163)
    Provision for loan losses                                                                868            376
    Gain on sale of loans held for sale                                                     (319)          (370)
    Proceeds from sale of loans held for sale                                             29,866         25,751
    Originations of loans held for sale                                                  (33,931)       (25,412)
    Recovery of impairment of mortgage servicing rights                                      (19)          (134)
    FHLB stock dividends                                                                      --           (122)
    ESOP compensation expense                                                                 57             59
    Other (gains) losses, net                                                                (40)            21
    Deferred income taxes                                                                   (261)           (46)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                            (310)          (196)
    Accrued expenses and other liabilities                                                  (463)          (170)
    Income taxes receivable                                                                1,748            818
                                                                                    ------------   ------------
Net cash provided by (used in) operating activities                                         (641)         2,340
                                                                                    ------------   ------------

Cash flows from investing activities:
 Proceeds from maturities of mortgage-backed securities; held-to-maturity                     20            282
 Proceeds from maturities of mortgage-backed securities; available-for-sale                2,672          7,314
 Proceeds from maturities of investment securities; available-for-sale                        59             56
 Purchase of mortgage-backed securities; available-for-sale                                   --         (3,029)
 Purchase of investment securities; available-for-sale                                        --            (28)
 Purchase of investment securities; held-to-maturity                                          --        (11,364)
 Net change in loans receivable                                                          (41,852)       (29,142)
 Purchases of premises and equipment                                                         (74)          (358)
 Proceeds from sale of premises and equipment                                                 --             90
 Net increase in cash surrender value of life insurance policies                            (267)          (266)
 Proceeds from sale of real estate owned                                                     664             46
                                                                                    ------------   ------------
Net cash used in investing activities                                                    (38,778)       (36,399)
                                                                                    ------------   ------------

Cash flows from financing activities:
 Cash paid for dividends                                                                    (497)          (485)
 Net change in deposits                                                                   43,128         (3,052)
 Net change in securities sold under agreements to repurchase                             (9,304)           (70)
 Advances (repayments) from borrowers for taxes and insurance                               (399)          (495)
 Advances from FHLB and other borrowings                                                 154,015         82,234
 Payments on advances from FHLB and other borrowings                                    (145,332)       (45,874)
 Proceeds from stock options                                                                   1            411
                                                                                    ------------   ------------
Net cash provided by financing activities                                                 41,612         32,669
                                                                                    ------------   ------------

Net increase (decrease) in cash and cash equivalents                                       2,193         (1,390)
Cash and cash equivalents, beginning of period                                            41,801         38,397
                                                                                    ------------   ------------
Cash and cash equivalents, end of period                                            $     43,994   $     37,007
                                                                                    ============   ============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                                        $      8,658   $      3,304
    Income taxes                                                                    $         --   $         --
 Noncash investing and financing activities:
    Unrealized gains (losses) on securities; available-for-sale, net of tax         $        236   $     (1,185)
    Unrealized gain on cash flow hedge derivative, net of tax                       $         --   $        (23)
    Loans receivable charged to the allowance for loan losses                       $        179   $        294
       Transfer from loans converted to real estate acquired through foreclosure    $        103   $         22

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of FirstBank NW Corp. (the "Company") for the year ended March 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006.

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

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       2005           2004
                                                   ------------   ------------
                                                      (Dollars in Thousands)

Net income as previously reported                  $      1,852   $      1,552
Pro forma adjustment for effect of fair value
  accounting for stock options                               (2)            --
                                                   ------------   ------------
     Pro forma net income                          $      1,850   $      1,552
                                                   ============   ============
Pro forma basic earnings per share                 $       0.63   $       0.54
                                                   ============   ============
Pro forma diluted earnings per share               $       0.62   $       0.52
                                                   ============   ============

Critical Accounting Policies. Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could result in materially different results under different assumptions and conditions. Not all critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the Securities and Exchange Commission ("SEC") definition. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on their due date. In addition, the Board of Directors also review these factors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, current and anticipated economic conditions in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Mortgage Servicing Rights ("MSRs"). Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most significant of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. At least quarterly, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes the model applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will prevent impairment charges in future periods.

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

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment. There has not been any material change in the goodwill and other intangible assets disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(2)      LOANS RECEIVABLE

Loans receivable at June 30, 2005 and March 31, 2005 consisted of the following:

                                              June 30,       March 31,
                                                2005           2005
                                            ------------   ------------
                                                   (In Thousands)
Real estate loans:
     Residential                            $    117,565   $    117,541
     Commercial                                  191,347        173,757
     Agricultural                                 20,204         19,434
     Construction                                 86,023         69,148

Other loans:
     Commercial (non-real estate)                 90,860         92,780
     Other consumer                               40,634         38,724
     Home equity                                  40,265         37,806
     Agricultural (non-real estate)               26,739         22,625
                                            ------------   ------------

Total loans receivable                           613,637        571,815

Less:
     Unearned loan fees and discounts              2,669          2,460
     Allowance for loan losses                     7,971          7,254
                                            ------------   ------------

Loans receivable, net                       $    602,997   $    562,101
                                            ============   ============


The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                     June 30,                     March 31,
                                                       2005                          2005
                                            ---------------------------   ---------------------------
                                                           % of Loans                     % of Loans
                                                          in Category                    in Category
                                                            to Total                       to Total
                                               Amount         Loans          Amount         Loans
                                            ------------   ------------   ------------   ------------
                                                              (Dollars in Thousands)
Residential                                 $        438          19.16%  $        238          20.55%
Construction                                       1,331          14.02          1,272          12.09
Agricultural                                         794           7.65            735           7.36
Commercial                                         4,018          45.99          4,628          46.62
Consumer and other loans                           1,390          13.18            381          13.38
                                            ------------   ------------   ------------   ------------
Total allowance for loan losses             $      7,971         100.00%  $      7,254         100.00%
                                            ============   ============   ============   ============

The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                 Three Months   Three Months
                                                    Ended          Ended
                                                   June 30,       June 30,
                                                     2005           2004
                                                 ------------   ------------
                                                   (Dollars in Thousands)

Balance at beginning of period                   $      7,254   $      6,314
                                                 ------------   ------------
Provision for loan losses                                 868            376
                                                 ------------   ------------

Charge-offs:
     Residential real estate                               12              3
     Commercial non-real estate                            15            206
     Consumer and other loans                             152             85
                                                 ------------   ------------
Total charge-offs                                         179            294

Recoveries                                                 28             25
                                                 ------------   ------------

Net charge-offs                                           151            269
                                                 ------------   ------------

Balance at end of period                         $      7,971   $      6,421
                                                 ============   ============

Net charge-offs to average outstanding loans             0.03%          0.06%


The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due.

                                                    June 30,       March 31,
                                                     2005           2005
                                                 ------------   ------------
                                                    (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
   Residential                                   $        318   $        294
   Commercial                                               1            251
Commercial non-real estate                                251              1
Consumer and other loans                                  124            173
                                                 ------------   ------------
Total                                                     694            719

Accruing loans which are contractually
 past due more than 90 days                               272            377
                                                 ------------   ------------

Total of nonaccrual and more than
  90 days past due loans                                  966          1,096
Real estate owned                                          --            603
Repossessed assets                                         93             18
                                                 ------------   ------------
Total nonperforming loans                               1,059          1,717

   Restructured loans                                   1,345          1,094
                                                 ------------   ------------

 Total nonperforming assets                      $      2,404   $      2,811
                                                 ============   ============

Nonaccrual and more than 90 days past due
   loans as a percent of loans receivable, net           0.16%          0.19%
Nonaccrual and more than 90 days past
    due loans as a percent of total assets               0.11%          0.14%
Nonperforming assets as a percent of
    total assets                                         0.28%          0.35%
Total nonperforming assets to total loans                0.39%          0.49%

(3)      MORTGAGE SERVICING RIGHTS

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The accumulated allowance for impairment on mortgage servicing rights at June 30, 2005 and 2004 was $327,000 and $293,000, respectively.

The following table is an analysis of the changes in mortgage servicing rights for the periods indicated:

                                            Three Months   Three Months
                                               Ended          Ended
                                              June 30,       June 30,
                                                2005           2004
                                            ------------   ------------
                                                 (In Thousands)

Beginning Balance                           $        614   $        710
   Additions                                          16             14
   Amortization                                      (51)           (50)
   Impairment recovered                               19            134
                                            ------------   ------------
Ending Balance                              $        598   $        808
                                            ============   ============


(4)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2005 was $16.7 million. No impairment loss on goodwill was recorded for the three months ended June 30, 2005 as there were no impairment indicators during the period.

The core deposit intangible at June 30, 2005 was $2.7 million, net of accumulated amortization of $1.2 million.

(5)      FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank utilizes advances from the Federal Home Loan Bank ("FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank, providing credit for savings associations and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of the stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. Advances from the FHLB at June 30, 2005 and March 31, 2005 were $188.7 million and $183.2 million respectively. The Bank also maintains an additional credit facility of $20.0 million with US Bank. There were no outstanding balances under this facility at June 30, 2005 and March 31, 2005. The Holding Corporation maintains an additional credit facility of $3.5 million with US Bank. There were outstanding balances of $2.1 million and $2.2 million at June 30, 2005 and March 31, 2005, respectively. The Bank maintains an additional credit facility with the Portland Branch Office of the Federal Reserve Bank of San Francisco. There were no outstanding balances under this facility at June 30, 2005 and March 31, 2005. On June 10, 2005, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank of $3.0 million to be repaid in full on June 10, 2015.

Scheduled maturities of FHLB advances and other borrowings were as follows:

                                                           One Year to      Five Years to
                                        Less than         Less than Five    Less than Ten          Ten Years
At June 30, 2005:                       One Year              Years              Years             or Greater
                                  ------------------   ----------------    ----------------    ----------------
                                                            (Dollars in Thousands)
Maturities of advances            $       123,962      $      22,697       $      37,498       $       9,666
Range of interest rates                 3.05% - 7.01%      3.33% - 7.03%       3.42% - 7.12%       4.75% - 7.10%
Weighted average interest rate              4.00%              4.93%               5.32%               6.32%
Percentage of total advances               63.95%             11.71%              19.35%               4.99%


At March 31, 2005:

Maturities of advances            $       109,681      $      31,346       $      37,589       $       6,721
Range of interest rates                 2.36% - 7.01%      3.05% - 7.03%       3.42% - 7.12%       6.66% - 7.10%
Weighted average interest rate              3.59%              4.87%               5.32%               7.03%
Percentage of total advances               59.18%             16.91%              20.28%               3.63%

As of June 30, 2005, there were $45.8 million of advances from the FHLB that were callable.

(6)      DIVIDENDS

On April 21, 2005, the Board of Directors declared a cash dividend of $0.17 per common share to stockholders of record as of May 20, 2005. This dividend was paid on June 3, 2005. On July 20, 2005, the Board of Directors declared a cash dividend of $0.17 per common share to stockholders of record as of August 10, 2005. The dividend will be paid on August 24, 2005.

(7)      EARNINGS PER SHARE

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                      For the Three Months Ended June 30, 2005
                                     ------------------------------------------
                                                      Weighted-
                                                      Average        Per-Share
                                      Net Income       Shares         Amount
                                     ------------   ------------   ------------
                                               (Dollars in Thousands)
Basic EPS:
Income available to common
    Stockholders                     $      1,852      2,928,855   $       0.63
                                                                   ============
Effect of dilutive securities:
    Stock options                              --         61,945
                                     ------------   ------------
Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                      $      1,852      2,990,800   $       0.62
                                     ============   ============   ============



                                      For the Three Months Ended June 30, 2004
                                     ------------------------------------------
                                                      Weighted-
                                                      Average        Per-Share
                                      Net Income       Shares         Amount
                                     ------------   ------------   ------------
                                               (Dollars in Thousands)
Basic EPS:
Income available to common
    Stockholders                     $      1,552      2,866,090   $       0.54
                                                                   ============
Effect of dilutive securities:
    Stock options                              --        130,608
                                     ------------   ------------
Diluted EPS:
  Income available to common
    Stockholders - assumed
    Conversions                      $      1,552      2,996,698   $       0.52
                                     ============   ============   ============


Outstanding options to purchase 162,026 shares and 271,187 shares of the Company's common stock were included in the computation of diluted EPS as of June 30, 2005 and as of June 30, 2004, respectively. There were no outstanding options to purchase shares of the Company's common stock included in the computation of diluted EPS as their effect would have been antidilutive.

(8)      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2005 and March 31, 2005, these commitments totaled $4.0 million and $4.8 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees during the past three years. The Company has not incurred any losses on its commitments in during the past three years. The liability recorded associated with standby letters of credit at June 30, 2005 and March 31, 2005 was $16,000 and $25,000, respectively.

(9)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." This Statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities will be required to apply Statement No. 123(R) as of the beginning of the next fiscal year that begins after June 15, 2005. The Company intends to adopt the provisions of FASB Statement No. 123(R) effective April 1, 2006, and is in the process of evaluating the impact on its consolidated financial position and consolidated results of operations.

(10)     DERIVATIVE FINANCIAL INSTRUMENT DESIGNATED AS HEDGES

As part of the Company's asset/liability management, it has used a swap agreement to hedge interest rate risk. The derivative is linked to specific assets and has a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. These derivatives are designated and qualify as fair value and cash flow hedges of certain assets and liabilities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. The Statement requires the recognition of all financial derivatives as assets or liabilities in the Company's statement of financial condition at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge.

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

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

Management's discussion and analysis of financial condition and results of operations and other portions of this Form 10-Q contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor with respect to all forward-looking statements. The Company has used forward-looking statements to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect the results include interest rate trends, the general economic climate in the Bank's market area and the country as a whole, the real estate market in Washington, Idaho and Oregon, the demand for mortgage loans, the ability of the Company to control costs and expenses, competition and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statements.

GENERAL

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

On July 1, 1997, FirstBank Northwest converted from mutual to stock form and became a wholly owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 1,983,750 shares of common stock at $10.00 per share in conjunction with a subscription offering to the Bank's Employee Stock Ownership Plan ("ESOP") and eligible account holders. The net proceeds were approximately $18.9 million. The Company used approximately $9.5 million of the net proceeds to purchase all the capital stock of the Bank. In addition, the Company loaned approximately $1.6 million to the ESOP for the purchase of shares in the offering. In January 1998, the Bank changed its charter to a Washington state savings bank. In September 1999, the Company changed its state of incorporation from Delaware to Washington.

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment; therefore, the discussion in Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. At June 30, 2005, the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon. The Bank also operates six real estate loan production centers and five commercial and agricultural production centers.

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. ("Oregon Trail") and its wholly-owned subsidiary, Pioneer Bank, for approximately $36.5 million in cash and 1,480,064 shares of the Company's common stock. The acquisition doubled the Company's asset size and shares of common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

In April 2004, the Bank opened a retail deposit facility in Boise, Idaho. In October 2004, the Bank opened a loan production office in Nampa, Idaho for mortgage real estate lending.

Business Strategy. The Company's strategy is to operate as an independent community-based financial institution serving commercial, agricultural, small business, and individual financial needs. The Company focuses on providing exceptional customer service in the delivery of quality and competitive deposit and loan products, and it strives to deliver local decisions to each community served. The principal business is to attract deposits from individuals, businesses and public entities, which are invested primarily in commercial, agricultural, small business and consumer loans, both real estate and non-real estate. The Company intends to pursue this strategy and endeavors to continue to diversify the loan portfolio consistent with our commercial banking philosophy.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could result in materially different results under different assumptions and conditions. Not all critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the SEC definition. The Company believes that its most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on their due date. In addition, the Board of Directors also review these factors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, current and anticipated economic conditions in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Mortgage Servicing Rights ("MSRs"). Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most significant of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. At least quarterly, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes the model applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will prevent impairment charges in future periods.

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

Comparison of Financial Condition at June 30, 2005 and March 31, 2005

Assets. Total assets increased $42.9 million, or 5.3%, from $801.1 million at March 31, 2005 to $844.0 million at June 30, 2005. This increase is primarily the result of $40.9 million in loan growth. The following table identifies the categories with notable variances between June 30, 2005 and March 31, 2005:

                                   Balance at     Balance at     Increase       Increase
                                   6/30/2005      3/31/2005     (Decrease)     (Decrease)
                                  ------------   ------------   ------------   ------------
                                                     (Dollars in Thousands)
Non-interest-bearing cash         $     43,851   $     39,769   $      4,082          10.26%
Interest-bearing cash deposits             143          2,032         (1,889)        (92.96)
Mortgage-backed securities,
  available-for-sale                    36,976         39,441         (2,465)         (6.25)
Loans held for sale                      8,383          3,999          4,384         109.63
Loans receivable, net                  602,997        562,101         40,896           7.28
Other assets                             1,833          4,130         (2,297)        (55.62)

The increase in non-interest bearing cash was the result of maintaining operating funds at June 30, 2005. The decrease in interest-bearing cash deposits was the result of funding the increase in loans.

The decrease in available-for-sale mortgage-backed securities was the result of payments from maturities.

The increase in loans held for sale was the result of timing of selling mortgage loans.

The increase in net loans receivable was the result of loans originated in the Company's primary market area, especially commercial real estate and construction loans in the Boise, Coeur D'Alene, and Spokane markets.

The decrease in other assets was primarily the result of the $1.7 million decrease in income taxes receivable, which was largely a result of $688,000 in income tax refunds received and a $1.0 million increase in current income taxes payable for the quarter ended June 30, 2005, and a $527,000 decrease in repossessed assets from the sale of three real estate properties and six non-real estate properties.

Liabilities. Total liabilities increased $41.2 million, or 5.7%, from $728.8 million at March 31, 2005 to $770.0 million at June 30, 2005. The growth in liabilities resulted from deposit growth, which is part of management's focus. The following table identifies the categories with notable variances between June 30, 2005 and March 31, 2005:


                                                                            Dollar
                                         Balance at       Balance at        Incease         Percentage
                                       June 30, 2005    March 31, 2005     (Decrease)        Increase
                                       --------------   --------------   --------------   --------------
                                                             (Dollars in Thousands)
Deposits:
Checking and money market deposits     $      175,714   $      184,183   $       (8,469)           (4.60)%
Non-interest bearing demand deposits           96,951           76,072           20,879            27.45
Savings                                        38,864           41,189           (2,325)           (5.64)
Certificates of deposit                       250,126          217,232           32,894            15.14
                                       --------------   --------------   --------------   --------------
   Total deposits                             561,655          518,676           42,979             8.29

Securities sold under agreements
  to repurchase                                 6,719           16,023           (9,304)          (58.07)
FHLB advances and other borrowings            193,823          185,337            8,486             4.58

Checking and money market accounts decreased as a result of the loss of one large account. The non-interest bearing deposit gain is due to the increase in business checking accounts. Certificates of deposit increased due to increases in the balances of brokered certificates of deposit to fund loan growth and as a result of an eight month certificate of deposit special offered in our local markets.

The decrease in securities sold under agreements to repurchase was a result of one municipal account moving their funds out of securities sold under agreements to repurchase.

The increase in FHLB advances and other borrowings was utilized to fund loan growth.

Stockholders' Equity. Total stockholders' equity increased $1.7 million from $72.3 million at March 31, 2005 to $74.0 million at June 30, 2005. This increase was primarily the result of $1.9 million in net income and an increase of $236,000 in unrealized gains on available-for-sale securities, net of tax benefit, partially offset by the Company paying $497,000 in dividends to its stockholders.

Comparison of Operating Results for the Three Months Ended June 30, 2004
and 2005

General. Net income increased $300,000, or 19.3%, from $1.6 million ($0.54 per share - basic, $0.52 per share - diluted) for the three months ended June 30, 2004 to $1.9 million ($0.63 per share - basic, $0.62 per share - diluted) for the three months ended June 30, 2005. The increase in net income is a result of an increase in net interest income of $1.3 million, partially offset by increases in the provision for loan losses of $492,000, non-interest expense of $260,000, income tax expense of $171,000, and a decrease in non-interest income of $61,000.

Net Interest Income. Net interest income increased $1.3 million, or 19.7%, from $6.5 million for the three months ended June 30, 2004 to $7.8 million for the three months ended June 30, 2005. Increases in the tax effected yield on interest-earning assets and the average balance on interest-earning assets were partially offset by increases in the cost of total deposits and borrowed funds and the average balance on total deposits and borrowed funds. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated tax effected yields, and interest rate spread, for the three months ended June 30, 2005 and 2004:

                                                      For the Three Months Ended June 30,
                                       -----------------------------------------------------------------
                                                     2005                             2004
                                       -------------------------------   -------------------------------
                                           Average                          Average
                                           Balance          Yield           Balance           Yield
                                       --------------   --------------   --------------   --------------
                                                             (Dollars in Thousands)
Total interest-earning assets          $      737,425             6.82%  $      634,028             6.31%
Total deposits and borrowed funds      $      743,171             2.33   $      627,699             1.90
                                                        --------------                    --------------
Interest rate spread                                              4.49%                             4.41%
                                                        ==============                    ==============

Average interest-earning assets increased as a result of the increase in average balance of loans receivable. Loans receivable increased as a result of loans originated in the Company's primary market area, especially commercial real estate and construction loans in the Boise, Coeur D'Alene, and Spokane markets. Loans originations have increased in small business, commercial real estate, and single family construction loans. Management has focused on increasing loans receivable as part of the Company's operating strategy.

Average total deposits and other borrowed funds increased as a result of increases in core accounts, certificates of deposit, and borrowings used to fund loan growth. The Company's operating strategy is to focus on deposit growth to fund loan growth and use borrowings for the difference.

Total Interest Income. Total interest income increased $2.6 million, or 27.7%, from $9.5 million for the three months ended June 30, 2004 to $12.1 million for the three months ended June 30, 2005. The increase in total interest income is a result of the increase in interest income on loans receivable from loan growth. The following table compares detailed average earning asset balances, and associated tax effected yields for the three months ended June 30, 2005 and 2004:

                                                      For the Three Months Ended June 30,
                                       -----------------------------------------------------------------
                                                     2005                             2004
                                       -------------------------------   -------------------------------
                                           Average                          Average
                                           Balance          Yield           Balance           Yield
                                       --------------   --------------   --------------   --------------
                                                            (Dollars in Thousands)
Loans receivable, net                  $      585,488             7.27%  $      474,334             6.57%
Loans held for sale                             5,260             6.08            5,782             5.67
Securities                                    109,286             5.16          114,065             5.39
Other earning assets                           37,391             4.78           39,847             5.90
                                       --------------   --------------   --------------   --------------
Total interest-earning assets          $      737,425             6.82%  $      634,028             6.31%
                                       ==============   ==============   ==============   ==============

Interest income from loans receivable increased as a result of loan growth. The commercial real estate loans and construction loans were the major areas of growth. The tax effected yield on commercial loans increased from 6.03% during the three months ended June 30, 2004 to 7.10% during the three months ended June 30, 2005. The yield on construction loans increased from 7.87% during the three months ended June 30, 2004 to 9.45% during the three months ended June 30, 2005.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities and a lower yield on the investment securities.

The decrease in interest income on other interest-earning assets is the result of no dividends from FHLB stock, equity securities, for the three months ended June 30, 2005 compared to $138,000 for the three months ended June 30, 2004. FHLB of Seattle has changed its method of calculating the dividend payout on its stock, equity securities, based on earnings from the prior quarter, subject to certain limitations. For additional information see `News' under `Our Company' on the fhlbsea.com website. The Company did not recognize a return on FHLB stock, equity securities, on its statement of financial condition and results of operations for the three months ended June 30, 2005.

Total Interest Expense. Total interest expense increased $1.3 million, or 45.1%, from $3.0 million for the three months ended June 30, 2004 to $4.3 million for the three months ended June 30, 2005. The following table compares detailed average balances and associated costs for the three months ended June 30, 2005 and 2004:

                                                      For the Three Months Ended June 30,
                                       -----------------------------------------------------------------
                                                     2005                             2004
                                       -------------------------------   -------------------------------
                                           Average                          Average
                                           Balance          Costs           Balance           Costs
                                       --------------   --------------   --------------   --------------
                                                            (Dollars in Thousands)
Savings, checking and
  money market accounts                $      222,704             1.03%  $      206,223             0.66%
Certificates of deposit                       227,993             3.15          197,252             2.63
FHLB advances and other borrowings            199,709             3.82          137,932             3.87
Securities sold under agreements
     to repurchase                              9,773             2.05           10,971             0.29
                                       --------------   --------------   --------------   --------------
Total interest-bearing liabilities     $      660,179             2.62%  $      552,378             2.16%
                                       ==============   ==============   ==============   ==============

The increase in the average balance of total savings, checking, and money market accounts is a result of management's focus to increase core deposit accounts as part of the Company's operating strategy. Brokered certificates of deposit accounted for the majority of the increase in certificates of deposit, and were used to fund loan growth.

The increase in the average balance of FHLB advances and other borrowings is a result of utilizing these sources of funds to fund loan growth that is not covered by deposits.

Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses increased $492,000, or 130.9%, to $868,000 for the three months ended June 30, 2005 from $376,000 for the three months ended June 30, 2004. The increase in provision for loan losses is a result of loan growth, mostly in commercial and construction lending, which have a higher rate for the provision for loan losses than other loan categories. Total loans receivable increased $117.6 million, or 23.7%. Commercial and construction loans increased $112.5 million, or 44.0% from June 30, 2004 to June 30, 2005.

Non-interest Income. Total non-interest income decreased $61,000, or 3.6%, from $1.72 million for the three months ended June 30, 2004 to $1.66 million for the three months ended June 30, 2005. The following table summarizes the components of non-interest income for the three months ended June 30, 2005 and 2004:

                                                                For the Three Months
                                                                    Ended June 30,
                                                           -------------------------------
                                                                2005            2004
                                                           --------------   --------------
                                                                (Dollars in Thousands)
Gain on sales of loans                                     $          319   $          370
Recovery of impairment of mortgage servicing rights                    19              134
Servicing fees, commissions and other                               1,319            1,214
                                                           --------------   --------------
Total non-interest income                                  $        1,657   $        1,718
                                                           ==============   ==============

Gain on sale of loans decreased $51,000, or 13.8%, to $319,000 for the three months ended June 30, 2005 from $370,000 for the three months ended June 30, 2004. This decrease is attributable to the discounts on market price on loans sold.

Non-interest Expense. Total non-interest expense increased $260,000, or 4.6%, from $5.7 million for the three months ended June 30, 2004 to $6.0 million for the three months ended June 30, 2005. The following table summarizes the components of non-interest expense for the three months ended June 30, 2005 and 2004:

                                                                For the Three Months
                                                                    Ended June 30,
                                                           -------------------------------
                                                                2005            2004
                                                           --------------   --------------
                                                                (Dollars in Thousands)
Compensation and employee related benefits                 $        3,639   $        3,418
Data and automated teller machine processing                          179              251
Professional fees                                                     233              168
Advertising                                                           231              148
Other                                                               1,668            1,705
                                                           --------------   --------------
      Total non-interest expense                           $        5,950   $        5,690
                                                           ==============   ==============

Compensation and related benefits increased $221,000, or 6.5%, from $3.4 million for the three months ended June 30, 2004 to $3.6 million for the three months ended June 30, 2005. The increase is a result of new employees that were added to staff the Bank's new retail deposit facility that opened in Boise, Idaho in April 2004, the new loan production office for mortgage real estate lending that opened in Nampa, Idaho in October 2004 and regular annual compensation increases for employees during the year. The Company also expects to incur an additional expense during the three months ended September 30, 2005 as a result of a severance payment to be made in connection with the Company's acquisition of Oregon Trail in 2003. The severance payment is being made to an individual in accordance with the terms of the merger agreement between the Company and Oregon Trail.

Data and automated teller machine processing decreased as a result of eliminating maintenance and support on two database systems since the Company converted its core database system to one system. The Company's core processing system was not combined when it acquired Oregon Trail. In December 2004, the Company converted the entire core processing system into one system to increase efficiencies.

Professional fees increased due to services required to comply with additional regulations, such as regulatory examinations, compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), Federal Deposit Insurance Corporation Improvement Act ("FDICIA") compliance, and certifications on management's assessments on internal controls.

Advertising expenses increased due to sponsorship of community events and a spring image campaign for public relations and deposit program in Oregon incurred during the three months ended June 30, 2005.

Additional other expenses that are expected to be incurred through the remainder of fiscal year 2006 include constructing and opening a second full service branch in Boise, Idaho.

Income Taxes. Income tax expense increased $171,000, or 27.2%, from $628,000 for the three months ended June 30, 2004 to $799,000 for the three months ended June 30, 2005. The effective tax rates for the three months ended June 30, 2005 and 2004 were 30.14% and 28.80%, respectively. The increase in the effective tax rate is due to permanent tax differences on bank owned life insurance income and tax exempt interest income on securities in relation to taxable income.

Asset Classification

The State of Washington has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, State of Washington examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses which require additional monitoring by the Bank are classified as special mention.

The aggregate amounts of the Bank's classified assets at June 30, 2005 and 2004 were as follows:

                                                      At June 30,
                                            -------------------------------
                                                 2005             2004
                                            --------------   --------------
                                                     (In Thousands)
Doubtful:
  Consumer                                  $            5   $           --
  Residential                                           --               12
                                            --------------   --------------
Total doubtful                                           5               12
                                            --------------   --------------

Substandard:
  Consumer                                             348              168
  Residential                                          609              910
  Commercial non-real estate                         2,194            1,625
  Commercial real estate                             1,479              751
  Real estate owned                                     --              525
  Repossessed assets                                    93               28
  Overdrawn checking accounts                           77               14
                                            --------------   --------------
Total substandard                                    4,800            4,021
                                            --------------   --------------

Total classified assets                     $        4,805   $        4,033
                                            ==============   ==============

Average Balances, Interest and Average Yields/Costs

The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average tax effected yields and costs. Such yields and costs for the periods indicated are derived by dividing tax effected income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                 Three Months Ended                    Three Months Ended
                                                   June 30, 2005                         June 30, 2004
                                       ------------------------------------   ------------------------------------
                                                     Interest      Average                 Interest      Average
                                         Average        And        Yield/      Average        And         Yield/
                                         Balance     Dividends    Cost (1)     Balance     Dividends     Cost (2)
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (Dollars in Thousands)
Interest-earning assets (3):
Loans receivable, net                  $  585,488   $   10,597         7.27%  $  474,334   $    7,754         6.57%
Loans held for sale                         5,260           80         6.08        5,782           82         5.67
Securities                                109,286        1,188         5.16      114,065        1,258         5.39
Other earning assets                       37,391          275         4.78       39,847          416         5.90
                                       ----------   ----------   ----------   ----------   ----------   ----------
Total interest-earning assets             737,425       12,140         6.82      634,028        9,510         6.31
                                                    ----------   ----------                ----------   ----------

Non-interest-earning assets                87,282                                 70,733
                                       ----------                             ----------
Total assets                           $  824,707                             $  704,761
                                       ==========                             ==========


Interest-bearing liabilities:
Savings, checking and money
  market accounts                      $  222,704          576         1.03   $  206,223          340         0.66
Certificates of deposit                   227,993        1,793         3.15      197,252        1,299         2.63
                                       ----------   ----------   ----------   ----------   ----------   ----------
Total deposits                            450,697        2,369         2.10      403,475        1,639         1.62

FHLB advances & other                     199,709        1,909         3.82      137,932        1,335         3.87
Securities sold under agreements
   to repurchase                            9,773           50         2.05       10,971            8         0.29
                                       ----------   ----------   ----------   ----------   ----------   ----------
Total interest-bearing
  liabilities                             660,179        4,328         2.62      552,378        2,982         2.16
                                                    ----------                            ----------
Total non-interest-bearing
  deposits                                 82,992                      0.00       75,321                      0.00
                                       ----------                ----------   ----------                ----------
Total deposits and borrowed
  funds                                   743,171                      2.33      627,699                      1.90
                                                                 ----------                             ----------
Non-interest-bearing
  liabilities                               7,815                                  7,450
                                       ----------                             ----------
Total liabilities                         750,986                                635,149
Total stockholders' equity                 73,721                                 69,612
                                       ----------                             ----------

Total liabilities and
  total stockholders' equity           $  824,707                             $  704,761
                                       ==========                             ==========
Net interest income                                 $    7,812                             $    6,528
                                                    ==========                             ==========

Interest rate spread                                                   4.49%                                  4.41%
                                                                 ==========                             ==========

Net interest margin                                       4.47%                                  4.43%
                                                    ==========                             ==========

See next page for referenced notes.

(1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the three months ended June 30, 2005 is $431,000. Excluding this tax effect, average yields on net loans receivable would have been 7.24%, securities would have been 4.35%, and other earning assets would have been 2.94%. Total interest-earning assets would have been 6.59%, interest rate spread would have been 4.26%, and net interest margin would have been 4.24%.

(2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the three months ended June 30, 2004 was $486,000. Excluding this tax effect, average yields on net loans receivable would have been 6.54%, securities would have been 4.41%, and other earning assets would have been 4.18%. Total interest-earning assets would have been 6.00%, interest rate spread would have been 4.10%, and net interest margin would have been 4.12%.

(3) Does not include interest on loans more than 90 days past due or non accruing loans.


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

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, borrowings from US Bank, and borrowings from the Portland Branch Office of the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. See the Company's Consolidated Statement of Cash Flows to assist in analyzing our liquidity position.

The primary investing activity of the Company is the origination of loans. During the three months ended June 30, 2005, the Company originated loans based upon new production of $163.3 million. Proceeds from maturity and sale of securities provided $2.8 million and $7.7 million for the three months ended June 30, 2005 and 2004, respectively. Proceeds from the sale of loans provided $29.9 million for the three months ended June 30, 2005 and $25.8 million for the three months ended June 30, 2004.

The primary financing activities of the Company are customer deposits, brokered deposits and FHLB advances. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $43.1 million for the three months ended June 30, 2005, which were $26.5 million in branch deposits and $16.6 million in brokered certificates of deposit. Deposits decreased $3.1 million for the three months ended June 30, 2004. In addition, the Company maintains a credit facility with the FHLB, which provides for immediately available advances. FHLB advances totaled $188.7 million at June 30, 2005 and $168.2 million at June 30, 2004. The Company also maintains additional credit facilities with US Bank and the Federal Reserve Bank of San Francisco. The Company did not have any amounts outstanding under these facilities as of June 30, 2004, and an outstanding balance of $2.1 million at June 30, 2005. The Bank also has used other sources of funding when the need arises: brokered certificates of deposit (up to 15% of assets under current Board policy) and the national certificate of deposit markets. As of June 30, 2005, there were $45.8 million of FHLB advances that were callable.

At June 30, 2005, the Company held cash and cash equivalents of $44.0 million. In addition, at this date, $54.4 million of the Company's investment and mortgage-backed securities were classified as available-for-sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At June 30, 2005, the Company had loan commitments totaling $135.8 million, and undisbursed lines of credit totaling $80.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2005 totaled $158.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of June 30, 2005, the Bank was in compliance with all regulatory capital requirements effective as of that date.

The Bank's actual regulatory capital amounts and ratios at June 30, 2005 and March 31, 2005 are presented in the table below:

                                                                                                            To Be Well Capitalized
                                                                               Capital Adequacy             Under Prompt Corrective
                                                                                   Purposes                    Action Provisions
                                                                          ---------------------------   ---------------------------
                                               Actual                        Actual                        Actual
                                               Amount          Ratio         Amount          Rate          Amount          Rate
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                            (Dollars in Thousands)
June 30, 2005
Tier 1 capital (to average assets)          $     53,145          6.6%    $     32,209          4.0%    $     40,261          5.0%
Tier 1 capital (to risk-weighted assets)          53,145          8.8%          24,157          4.0%          36,235          6.0%
Total capital (to risk-weighted assets)           63,683         10.6%          48,063          8.0%          60,078         10.0%

March 31, 2005
Tier 1 capital (to average assets)          $     51,006          6.7%    $     30,451          4.0%    $     38,064          5.0%
Tier 1 capital (to risk-weighted assets)          51,006          9.0%          22,669          4.0%          34,004          6.0%
Total capital (to risk-weighted assets)           58,063         10.3%          45,097          8.0%          56,372         10.0%

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at June 30, 2005 consisted of the following:

                                                                          One Year to    Three Years
                                                             Less than     Less than     to Less than   Five Years
                                                Total        One Year     Three Years     Five Years    and Greater
                                            ------------   ------------   ------------   ------------   ------------
                                                                         (In Thousands)
Maturities of FHLB advances and
 other borrowings                           $    193,823   $    123,962   $     16,891   $      5,806   $     47,164
Operating leases future minimum
 rental payments                            $        522   $        195   $        267   $         60   $         --

Other commitments at June 30, 2005 consisted of the following:

                                                                          One Year to    Three Years
                                                             Less than     Less than     to Less than   Five Years
                                                Total        One Year     Three Years     Five Years    and Greater
                                            ------------   ------------   ------------   ------------   ------------
                                                                         (In Thousands)
Loan commitments                            $    135,833   $     87,135   $     27,373   $      1,014   $     20,311
Credit card line commitments                $     10,129   $     10,129   $         --   $         --   $         --
Lines of credit                             $     80,346   $     51,378   $      7,998   $      3,165   $     17,805
Standby letters of credit                   $      3,966   $      3,828   $        138   $         --   $         --
Forward contracts on residential
  sold loans                                $        122   $        122   $         --   $         --   $         --


The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $476,000 for the three months ended June 30, 2005. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shifts in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset sensitivity of the balance sheet at June 30, 2005, the Bank expects to be well positioned to benefit from rising rates and minimize negative impact of declining rates. If rates were to sustain an immediate 200 bp increase, net interest income would be expected to rise by 2.19%, all else being equal. If rates were to sustain an immediate 200 bp decrease, net interest income would be expected to decline by 5.89%, all else being equal. The following reflects the Company's NII sensitivity analysis as of June 30, 2005 and March 31, 2005, as compared to the 10.00% Board approved policy limit.

June 30, 2005:            -200 BP              Flat              +200 BP
                       ------------        ------------        ------------
                                       (Dollars in Thousands)
Year 1 NII             $     29,797        $     31,663        $     32,357
NII $  Change          $     (1,866)                 --        $        694
NII % Change                  -5.89%                 --                2.19%


March 31, 2005:           -100 BP              Flat              +200 BP
                       ------------        ------------        ------------

Year 1 NII             $     29,070        $     29,698        $     30,206
NII $  Change          $       (628)                 --        $        508
NII % Change                  -2.11%                 --                1.71%


The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as indicating expected future operating results. These hypothetical estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Item 4 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
         (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
                                                                                   Total Number
                                                                                     of Shares          Maximum
                                                                                     Purchased          Number of
                                                                                     as Part of        Shares that
                                                   Total Number       Average         Publicly         May yet be
                                                     of Shares       Price Paid      Announced       Purchased Under
Period                                               Purchased        per Share         Plan            the Plan
------------------------------------------         ------------     ------------     ------------     ------------
April 1, 2005 - April 30, 2005                               --     $         --               --           95,366(1)

May 1, 2005 - May 31, 2005                                                                                  95,366

June 1, 2005 - June 30, 2005                                 --               --               --           95,366
                                                   ------------     ------------     ------------     ------------
TOTAL                                                        --     $         --               --           95,366
                                                   ============     ============     ============     ============

(1) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 147,866 shares of the Company's outstanding common stock. As of June 30, 2005, 52,500 shares had been repurchased under this program.

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


                                       FIRSTBANK NW CORP.


DATED:  August 15, 2005                BY: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer


                                       BY: /s/ LARRY K. MOXLEY
                                           -------------------------------------
                                           Larry K. Moxley
                                           Secretary and Chief Financial Officer