Form 10-Q
period 2005-09-30
FIRSTBANK NW CORP
filed 2005-11-14
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

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


                      1300 16th Avenue Clarkston, WA 99403
                      ------------------------------------
                    (Address of principal executive offices)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 2,937,032 shares outstanding on October 31, 2005.

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                           Page
Item  1.  Financial Statements
       Consolidated Statements of Financial Condition
           September 30, 2005 and March 31, 2005                            1
       Consolidated Statements of Income
          For the three months and six months ended
          September 30, 2005 and 2004                                       2
       Consolidated Statements of Comprehensive Income
          For the three months and six months ended
          September 30, 2005 and 2004                                       3
       Consolidated Statements of Cash Flows
          For the six months ended September 30, 2005 and 2004              4
        Notes to Consolidated Financial Statements                        5 - 12

Item  2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13 - 27

Item  3. Quantitative and Qualitative Disclosures About Market Risk        28

Item  4.  Controls and Procedures                                          29


PART II. OTHER INFORMATION

Item   1. Legal Proceedings                                                30
Item   2. Unregistered Sales of Equity Securities and Use of Proceeds      30
Item   3. Defaults Upon Senior Securities                                  30
Item   4. Submission of Matters to a Vote of Security Holders              31
Item   5. Other Information                                                31
Item   6. Exhibits                                                         31


SIGNATURES                                                                 32

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                    September 30,     March 31,
                                                                        2005            2005
                                                                    ------------    ------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing cash deposits                                $     24,045    $     39,769
  Interest-bearing cash deposits                                              95           2,032
                                                                    ------------    ------------
Total cash and cash equivalents                                           24,140          41,801

Investment securities:
  Held-to-maturity                                                        30,850          30,907
  Available-for-sale                                                      17,207          17,427
Mortgage-backed securities:
  Held-to-maturity                                                        22,389          22,463
  Available-for-sale                                                      33,763          39,441
Equity securities, at cost                                                12,789          12,789
Loans receivable, net (Note 2)                                           595,743         562,101
Loans held for sale                                                        6,776           3,999
Accrued interest receivable                                                4,732           3,834
Premises and equipment, net                                               18,105          18,688
Bank-owned and cash surrender value of life insurance policies            23,851          23,318
Mortgage servicing assets (Note 3)                                           511             614
Goodwill and other intangible assets (Note 4)                             19,228          19,610
Other assets                                                               2,899           4,130
                                                                    ------------    ------------
TOTAL ASSETS                                                        $    812,983    $    801,122
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Interest bearing demand deposits                                $    188,215    $    184,183
    Non-interest bearing demand deposits                                  94,732          76,072
    Savings                                                               38,155          41,189
    Certificates of deposit                                              240,301         217,232
                                                                    ------------    ------------
  Total deposits                                                         561,403         518,676
  Securities sold under agreements to repurchase                           6,926          16,023
  Advances from borrowers for taxes and insurance                            951             913
  FHLB advances and other borrowings (Note 5)                            160,554         185,337
  Deferred federal and state income taxes, net                               226             543
  Accrued expenses and other liabilities                                   7,211           7,319
                                                                    ------------    ------------
Total Liabilities                                                        737,271         728,811
                                                                    ------------    ------------

Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                         --              --
  Common stock, $0.01 par value, 49,500,000 and 5,000,000
      shares authorized; 3,003,647 and 2,998,595 shares issued;
      2,937,032 and 2,927,802 shares outstanding                              30              30
  Additional paid-in-capital                                              45,418          45,249
  Retained earnings, substantially restricted                             30,708          27,602
  Unearned ESOP shares                                                      (677)           (719)
  Accumulated other comprehensive income                                     233             149
                                                                    ------------    ------------
Total Stockholders' Equity                                                75,712          72,311
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    812,983    $    801,122
                                                                    ============    ============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                                  Three months ended             Six months ended
                                                                     September 30,                 September 30,
                                                                  2005           2004           2005           2004
                                                              -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                                            $    11,584    $     8,205    $    22,261    $    16,042
  Mortgage-backed securities                                          608            824          1,279          1,651
  Investment securities, taxable                                      182            198            365            323
  Investment securities, tax-exempt                                   333            318            667            624
  Other interest-earning assets                                       291            367            566            782
                                                              -----------    -----------    -----------    -----------
Total interest income                                              12,998          9,912         25,138         19,422
                                                              -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                                          2,846          1,731          5,215          3,370
  Securities sold under agreements to repurchase                       60             15            110             23
  FHLB advances and other borrowings                                1,859          1,447          3,768          2,782
                                                              -----------    -----------    -----------    -----------
Total interest expense                                              4,765          3,193          9,093          6,175
                                                              -----------    -----------    -----------    -----------

Net interest income                                                 8,233          6,719         16,045         13,247
Provision for loan losses                                             272            194          1,140            570
                                                              -----------    -----------    -----------    -----------
Net interest income after provision for loan losses                 7,961          6,525         14,905         12,677
                                                              -----------    -----------    -----------    -----------

Non-interest income:
  Gain on sale of loans                                               492            288            811            658
  Recovery (impairment) of mortgage servicing rights, net             (44)          (111)           (25)            23
  Service fees and other charges                                    1,266          1,183          2,483          2,364
  Other                                                                52             68            154            101
                                                              -----------    -----------    -----------    -----------
Total non-interest income                                           1,766          1,428          3,423          3,146
                                                              -----------    -----------    -----------    -----------

Non-interest expense:
  Compensation and employee related benefits                        3,729          3,424          7,368          6,842
  Occupancy                                                           763            715          1,469          1,459
  Supplies and postage                                                231            200            449            446
  Data and automated teller machine processing                        248            259            427            510
  Professional fees                                                   304            125            537            293
  Advertising                                                         123            124            354            272
  Debit and credit card expense                                       305            252            582            503
  Other                                                               733            609          1,200          1,073
                                                              -----------    -----------    -----------    -----------
Total non-interest expense                                          6,436          5,708         12,386         11,398
                                                              -----------    -----------    -----------    -----------

Income before income tax expense                                    3,291          2,245          5,942          4,425
Income tax expense                                                  1,041            619          1,840          1,248
                                                              -----------    -----------    -----------    -----------
Net income                                                    $     2,250    $     1,626    $     4,102    $     3,177
                                                              ===========    ===========    ===========    ===========

Earnings per share (Notes 6 and 7):
  Net income per share - basic                                $      0.77    $      0.56    $      1.40    $      1.10
  Net income per share - diluted                              $      0.75    $      0.54    $      1.37    $      1.06
  Weighted average shares outstanding - basic                   2,933,533      2,893,817      2,931,207      2,880,018
  Weighted average shares outstanding - diluted                 2,999,822      3,006,158      2,995,400      3,002,147
Cash dividends paid per common share                          $      0.17    $      0.17    $      0.34    $      0.34

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                    Three months ended            Six months ended
                                                                       September 30,                September 30,
                                                                    2005           2004          2005          2004
                                                                  ---------      ---------     ---------     ---------
Net income                                                        $   2,250      $   1,626     $   4,102     $   3,177
                                                                  ---------      ---------     ---------     ---------
Other comprehensive income (loss), net of tax:
     Change in unrealized gains (losses) on
        securities; available-for-sale, net of
        tax benefit (expense) of $100, ($417),
        ($51), and $331                                                (152)           666            84          (519)
     Change in unrealized derivative gains on cash flow
           hedge, net of tax benefit of $0, $0, $0 and $15               --             --            --           (23)
                                                                  ---------      ---------     ---------     ---------
     Net other comprehensive income (loss)                             (152)           666            84          (542)
                                                                  ---------      ---------     ---------     ---------

Comprehensive income                                              $   2,098      $   2,292     $   4,186     $   2,635
                                                                  =========      =========     =========     =========

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                 Six months ended September 30,
Cash flows from operating activities:                                                 2005            2004
                                                                                   ----------      ----------
 Net income                                                                        $    4,102      $    3,177
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                          711             720
    Accretion of securities and intangibles, net                                           33            (361)
    Provision for loan losses                                                           1,140             569
    Gain on sale of loans held for sale                                                  (811)           (658)
    Proceeds from sale of loans held for sale                                          55,165          62,489
    Originations of loans held for sale                                               (57,175)        (61,073)
    (Recovery) impairment of mortgage servicing rights                                     25             (23)
    FHLB stock dividends                                                                   --            (231)
    ESOP compensation expense                                                             132             118
    Other (gains) losses, net                                                             (44)             22
    Deferred federal and state income taxes, net                                         (369)            (97)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                         (780)           (428)
    Accrued expenses and other liabilities                                                (85)         (1,029)
    Income taxes receivable                                                               623             661
                                                                                   ----------      ----------
Net cash provided by operating activities                                               2,667           3,856
                                                                                   ----------      ----------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                 39             320
  Proceeds from maturities of mortgage-backed securities; available-for-sale            5,549          11,025
  Proceeds from maturities of investment securities; held-to-maturity                      --              32
  Proceeds from maturities of investment securities; available-for-sale                   269             214
  Proceeds from sale of investment securities; available-for-sale                          --             250
  Purchase of mortgage-backed securities; available-for-sale                               --          (3,028)
  Purchase of investment securities; available-for-sale                                    --             (68)
  Purchase of investment securities; held-to-maturity                                      --         (11,364)
  Net change in loans receivable                                                      (34,881)        (41,550)
  Purchases of premises and equipment                                                    (132)           (933)
  Proceeds from sale of premises and equipment                                             --              89
  Net increase in cash surrender value of life insurance policies                        (533)           (533)
  Proceeds from sale of real estate owned                                                 768             111
                                                                                   ----------      ----------
Net cash used in investing activities                                                 (28,921)        (45,435)
                                                                                   ----------      ----------

Cash flows from financing activities:
  Cash paid for dividends                                                                (995)           (973)
  Net change in deposits                                                               42,994          16,585
  Net change in securities sold under agreements to repurchase                         (9,097)          1,440
  Advances (repayments) from borrowers for taxes and insurance                             38             (72)
  Advances from FHLB and other borrowings                                             312,404         227,352
  Payments on advances from FHLB and other borrowings                                (336,829)       (209,152)
  Proceeds from stock options                                                              78           1,689
  Purchase of stock                                                                        --          (2,647)
                                                                                   ----------      ----------
Net cash provided by financing activities                                               8,593          34,222
                                                                                   ----------      ----------

Net decrease in cash and cash equivalents                                             (17,661)         (7,357)
Cash and cash equivalents, beginning of period                                         41,801          38,397
                                                                                   ----------      ----------
Cash and cash equivalents, end of period                                           $   24,140      $   31,040
                                                                                   ==========      ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:  Interest                                       $    9,047      $    6,715
  Cash paid during the period for:  Income taxes                                   $    2,256      $      757
  Noncash investing and financing activities:
     Unrealized gains (losses) on securities; available-for-sale, net of tax       $       84      $     (519)
     Unrealized gain on cash flow hedge derivative, net of tax                     $       --      $      (23)
     Loans receivable charged to the allowance for loan losses                     $      262      $      377
     Transfer from loans converted to real estate and repossessed assets
      acquired through foreclosure and repossession                                $      117      $       61

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of FirstBank NW Corp. (the "Company") for the year ended March 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the six months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006.

The Company's unaudited consolidated financial statements include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank"), and the Bank's wholly-owned subsidiaries, TriStar Financial Corporation and Pioneer Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. See also Note 9 of these Notes to Consolidated Financial Statements.

                                                         Three Months Ended              Six Months Ended
                                                            September 30,                  September 30,
                                                        2005            2004           2005            2004
                                                     ----------      ----------     ----------      ----------
                                                                      (Dollars in Thousands)
Net income as previously reported                    $    2,250      $    1,626     $    4,102      $    3,177
Pro forma adjustment for effect of fair value
     accounting for stock options                            (2)             --             (4)             --
                                                     ----------      ----------     ----------      ----------
       Pro forma net income                          $    2,248      $    1,626     $    4,098      $    3,177
                                                     ==========      ==========     ==========      ==========
Pro forma basic earnings per share                   $     0.77      $     0.56     $     1.40      $     1.10
                                                     ==========      ==========     ==========      ==========
Pro forma diluted earnings per share                 $     0.75      $     0.54     $     1.37      $     1.06
                                                     ==========      ==========     ==========      ==========

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

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on their due date. In addition, the Board of Directors also reviews these factors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, current and anticipated economic conditions in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Bank's and the Company's financial condition and results of operations.

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

Securities. Estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of the Company's financial condition and results of operations. Many of the securities included in the securities portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities, including collateralized mortgage obligations ("CMOs"), the amortization or accretion is based on estimated lives of the securities. The lives of the securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the lives of these mortgage-related securities based on information provided by third parties. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated lives of these securities.

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of a business combination. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment. There has not been any material change in the goodwill and other intangible assets disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(2)  LOANS RECEIVABLE

Loans receivable at September 30, 2005 and March 31, 2005 consisted of the following:

                                                September 30,    March 31,
                                                    2005           2005
                                                 ----------     ----------
                                                       (In Thousands)
     Real estate loans:
          Residential                            $  116,292     $  117,541
          Commercial                                178,144        173,757
          Agricultural                               20,824         19,434
          Construction                               92,486         69,148

     Other loans:
          Commercial (non-real estate)               88,258         92,780
          Other consumer                             41,928         38,724
          Home equity                                40,901         37,806
          Agricultural (non-real estate)             27,384         22,625
                                                 ----------     ----------

     Total loans receivable                         606,217        571,815

     Less:
          Unearned loan fees and discounts            2,288          2,460
          Allowance for loan losses                   8,186          7,254
                                                 ----------     ----------

     Loans receivable, net                       $  595,743     $  562,101
                                                 ==========     ==========


The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                               September 30,                March 31,
                                                    2005                      2005
                                           ---------------------      ---------------------
                                                       % of Loans                  % of Loans
                                                       in Category                 in Category
                                                        to Total                   to Total
                                            Amount        Loans        Amount        Loans
                                           --------     --------      --------     --------
                                                       (Dollars in Thousands)
     Residential                           $    393        19.18%     $    238        20.55%
     Construction                             1,453        15.26         1,272        12.09
     Agricultural                               820         7.95           735         7.36
     Commercial                               3,948        43.95         4,628        46.62
     Consumer and other loans                 1,572        13.66           381        13.38
                                           --------     --------      --------     --------
     Total allowance for loan losses       $  8,186       100.00%     $  7,254       100.00%
                                           ========     ========      ========     ========

The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                      Six Months    Six Months
                                                        Ended         Ended
                                                    September 30,  September 30,
                                                         2005          2004
                                                    -------------  -------------
                                                       (Dollars in Thousands)

     Balance at beginning of period                    $  7,254      $  6,314
                                                       --------      --------
     Provision for loan losses                            1,140           570
                                                       --------      --------

     Charge-offs:
          Residential real estate                            12             7
          Commercial non-real estate                         15           211
          Consumer and other loans                          235           159
                                                       --------      --------
     Total charge-offs                                      262           377

     Recoveries                                              54            87
                                                       --------      --------

     Net charge-offs                                        208           290
                                                       --------      --------

     Balance at end of period                          $  8,186      $  6,594
                                                       ========      ========

     Net charge-offs to average outstanding loans          0.03%         0.06%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due.

                                                     September 30,   March 31,
                                                         2005          2005
                                                     ------------  ------------
                                                       (Dollars in Thousands)
     Loans accounted for on a nonaccrual basis:
     Real estate loans:
        Residential                                    $     15      $    294
        Commercial                                           --           251
     Commercial non-real estate                             908             1
     Consumer and other loans                               224           173
                                                       --------      --------
     Total                                                1,147           719

     Accruing loans which are contractually
      past due more than 90 days                             --           377
                                                       --------      --------

     Total of nonaccrual and more than
       90 days past due loans                             1,147         1,096
     Real estate owned                                       --           603
     Repossessed assets                                       7            18
                                                       --------      --------
     Total nonperforming loans                            1,154         1,717

        Restructured loans                                  970         1,094
                                                       --------      --------

      Total nonperforming assets                       $  2,124      $  2,811
                                                       ========      ========

     Nonaccrual and more than 90 days past due
        loans as a percent of loans receivable, net        0.19%         0.19%
     Nonaccrual and more than 90 days past
         due loans as a percent of total assets            0.14%         0.14%
     Nonperforming assets as a percent of
         total assets                                      0.26%         0.35%
     Total nonperforming assets to total loans             0.35%         0.49%

(3)  MORTGAGE SERVICING RIGHTS

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The accumulated allowance for impairment on mortgage servicing rights at September 30, 2005 and 2004 was $371,000 and $404,000, respectively.

The following table is an analysis of the changes in mortgage servicing rights for the periods indicated:

                                            Six Months      Six Months
                                              Ended           Ended
                                           September 30,   September 30,
                                               2005            2004
                                           -------------   -------------
                                                  (In Thousands)

     Beginning Balance                       $    614        $    710
        Additions                                  24              20
        Amortization                             (102)           (101)
        Impairment recovery/(charge)              (25)             23
                                             --------        --------
     Ending Balance                          $    511        $    652
                                             ========        ========

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2005 was $16.7 million. No impairment loss on goodwill was recorded for the six months ended September 30, 2005 as there were no impairment indicators during the period.

The core deposit intangible at September 30, 2005 was $2.5 million, net of accumulated amortization of $1.4 million.

(5)  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank utilizes advances from the Federal Home Loan Bank of Seattle ("FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank, providing credit for savings associations and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of the stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. Advances from the FHLB at September 30, 2005 and March 31, 2005 were $154.9 million and $183.2 million respectively. The Bank also maintains an additional credit facility of $20.0 million with US Bank. There were no outstanding balances under this facility at September 30, 2005 and March 31, 2005. The Holding Corporation maintains an additional credit facility of $3.5 million with US Bank. There were outstanding balances of $2.7 million and $2.2 million at September 30, 2005 and March 31, 2005, respectively. The Bank maintains an additional credit facility with the Portland Branch Office of the Federal Reserve Bank of San Francisco. There were no outstanding balances under this facility at September 30, 2005 and March 31, 2005. On June 10, 2005, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank of $3.0 million to be repaid in full on June 10, 2015.

Scheduled maturities of FHLB advances and other borrowings were as follows:

                                                        One Year to      Five Years to
                                   Less than One       Less than Five    Less than Ten     Ten Years or
At September 30, 2005:                  Year               Years             Years            Greater
                                        ----               -----             -----            -------
                                                           (Dollars in Thousands)
Maturities of advances                 $ 91,960           $ 32,194         $ 29,686            $ 6,714
Range of interest rates              3.05% - 6.25%      3.33% - 7.12%    3.42% - 6.21%       6.66% - 7.10%
Weighted average interest rate           4.26%              5.47%            4.81%               7.03%
Percentage of total advances            57.28%             20.05%           18.49%               4.18%


At March 31, 2005:

Maturities of advances                 $ 109,681          $ 31,346         $ 37,589            $ 6,721
Range of interest rates              2.36% - 7.01%      3.05% - 7.03%    3.42% - 7.12%       6.66% - 7.10%
Weighted average interest rate           3.59%              4.87%            5.32%               7.03%
Percentage of total advances            59.18%             16.91%            20.28%              3.63%

As of September 30, 2005 and March 31, 2005, there were $45.8 million of advances from the FHLB that were callable.


(6)  DIVIDENDS

On July 20, 2005, the Board of Directors declared a cash dividend of $0.17 per common share to stockholders of record as of August 10, 2005. This dividend was paid on August 24, 2005. On October 7, 2005, the Board of Directors declared a cash dividend of $0.20 per common share to stockholders of record as of November 7, 2005. The dividend will be paid on December 2, 2005.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                            For the Three Months Ended                      For the Three Months Ended
                                                September 30, 2005                              September 30, 2004
                                   -------------------------------------------     -------------------------------------------
                                                    Weighted-                                       Weighted-
                                                     Average        Per-Share                        Average        Per-Share
                                   Net Income        Shares           Amount       Net Income        Shares           Amount
                                   -----------     -----------     -----------     -----------     -----------     -----------
                                                                     (Dollars in Thousands)
Basic EPS:
Income available to common
    stockholders                   $     2,250       2,933,533     $      0.77     $     1,626       2,893,817     $      0.56
                                                                   ===========                                     ===========
Effect of dilutive securities:
    Stock options                           --          66,289                              --         112,341
                                   -----------     -----------                     -----------     -----------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                    $     2,250       2,999,822     $      0.75     $     1,626       3,006,158     $      0.54
                                   ===========     ===========     ===========     ===========     ===========     ===========


                                             For the Six Months Ended                       For the Six Months Ended
                                                September 30, 2005                              September 30, 2004
                                   -------------------------------------------     -------------------------------------------
                                                    Weighted-                                       Weighted-
                                                     Average        Per-Share                        Average        Per-Share
                                   Net Income        Shares           Amount       Net Income        Shares           Amount
                                   -----------     -----------     -----------     -----------     -----------     -----------
                                                                     (Dollars in Thousands)
Basic EPS:
Income available to common
   stockholders                    $     4,102       2,931,207     $      1.40     $     3,177       2,880,018     $      1.10
                                                                   ===========                                     ===========
Effect of dilutive securities:
    Stock options                           --          64,193                              --         122,129
                                   -----------     -----------                     -----------     -----------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                    $     4,102       2,995,400     $      1.37     $     3,177       3,002,147     $      1.06
                                   ===========     ===========     ===========     ===========     ===========     ===========

Outstanding options to purchase 157,074 shares and 184,515 shares of the Company's common stock were included in the computation of diluted EPS as of September 30, 2005 and as of September 30, 2004, respectively. There were no outstanding options to purchase shares of the Company's common stock excluded in the computation of diluted EPS as their effect would have been antidilutive.

(8)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2005 and March 31, 2005, these commitments totaled $4.8 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees during the past three years. The Company has not incurred any losses on its commitments during the past three years. The liability recorded associated with standby letters of credit at September 30, 2005 and March 31, 2005 was $32,000 and $25,000, respectively.

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

EXECUTIVE OVERVIEW

The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from loan origination fees and transaction account service charges) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on total deposits and borrowed funds, as well as a function of the average balance of interest-earning assets as compared to the average balance of total deposits and borrowed funds. Non-interest income is comprised of income from mortgage banking activities, transaction service charge fees, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

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

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment; therefore, the discussion in Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. At September 30, 2005, the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon. The Bank also operates six real estate loan production centers and five commercial and agricultural production centers.

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

Business Strategy. The Company's strategy is to operate as an independent community-based financial institution serving commercial, agricultural, small business, and individual financial needs. The Company focuses on providing exceptional customer service in the delivery of quality and competitive deposit and loan products, and it strives to deliver local decisions to each community served. The principal business is to attract deposits from individuals, businesses and public entities, which are invested primarily in commercial, agricultural, small business and consumer loans, both real estate and non-real estate. The Company intends to pursue this strategy and endeavors to continue to diversify the loan portfolio consistent with its commercial banking philosophy.


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

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on their due date. In addition, the Board of Directors also reviews these factors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percent. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, current and anticipated economic conditions in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Securities. Estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of the Company's financial condition and results of operations. Many of the securities included in the securities portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities, including CMOs, the amortization or accretion is based on estimated lives of the securities. The lives of the securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the lives of these mortgage-related securities based on information provided by third parties. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated lives of these securities.

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of a business combination. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment.


Comparison of Financial Condition at September 30, 2005 and March 31, 2005

Assets. Total assets increased $11.9 million, or 1.5%, from $801.1 million at March 31, 2005 to $813.0 million at September 30, 2005. This increase is primarily the result of $33.6 million in net loan growth. The following table identifies the categories with notable variances between September 30, 2005 and March 31, 2005:

                                 Balance at   Balance at     Dollar     Percentage
                                September 30,  March 31,    Increase     Increase
                                    2005         2005      (Decrease)   (Decrease)
                                 ----------   ----------   ----------   ----------
                                               (Dollars in Thousands)
Non-interest-bearing cash        $   24,045   $   39,769   $  (15,724)      (39.54)%
Interest-bearing cash deposits           95        2,032       (1,937)      (95.32)
Mortgage-backed securities,
     available-for-sale              33,763       39,441       (5,678)      (14.40)
Loans held for sale                   6,776        3,999        2,777        69.44
Loans receivable, net               595,743      562,101       33,642         5.99
Other assets                          2,899        4,130       (1,231)      (29.81)

The decrease in non-interest bearing cash was primarily the result of implementing Check 21 with the Federal Reserve Bank. Check 21 uses images instead of actual checks, which reduced the Bank's float. The decrease in interest-bearing cash deposits was the result of using these additional funds to pay down FHLB advances.

The decrease in available-for-sale mortgage-backed securities was the result of payments from maturities.

The increase in loans held for sale was the result of increased loan activity in selling mortgage loans.

The increase in net loans receivable was the result of loans originated in the Company's primary market area, especially commercial real estate and construction loans in the Boise, Coeur d'Alene, and Spokane markets.

The decrease in other assets was primarily the result of the $620,000 decrease in income taxes receivable and a $613,000 decrease in repossessed assets from the sale of three real estate properties and fourteen non-real estate properties.

Liabilities. Total liabilities increased $8.5 million, or 1.2%, from $728.8 million at March 31, 2005 to $737.3 million at September 30, 2005. The growth in liabilities resulted from deposit growth, which is part of management's focus. The following table identifies the categories with notable variances between September 30, 2005 and March 31, 2005:

                                         Balance at   Balance at     Dollar      Percentage
                                        September 30,  March 31,    Increase      Increase
                                            2005         2005      (Decrease)    (Decrease)
                                         ----------   ----------   ----------    ----------
                                                       (Dollars in Thousands)
Deposits:
Interest bearing demand deposits         $  188,215   $  184,183   $    4,032          2.19%
Non-interest bearing demand deposits         94,732       76,072       18,660         24.53
Savings                                      38,155       41,189       (3,034)        (7.37)
Certificates of deposit                     240,301      217,232       23,069         10.62
                                         ----------   ----------   ----------    ----------
   Total deposits                           561,403      518,676       42,727          8.24

Securities sold under agreements
     to repurchase                            6,926       16,023       (9,097)       (56.77)
FHLB advances and other borrowings          160,554      185,337      (24,783)       (13.37)

Interest bearing demand deposits increased primarily as a result of the increase in business money market accounts. The non-interest bearing demand deposit gain is a result of an increase in business checking accounts. Certificates of deposit increased as a result of eight month and 27 month certificate of deposit specials offered in our local markets.

The decrease in securities sold under agreements to repurchase was a result of one municipal account moving their funds.

The decrease in FHLB advances and other borrowings resulted from using funds available from decreased float with the Federal Reserve Bank, interest-bearing cash deposits, and mortgage-backed securities paydowns.

Stockholders' Equity. Total stockholders' equity increased $3.4 million, or 4.7%, from $72.3 million at March 31, 2005 to $75.7 million at September 30, 2005. This increase was primarily the result of $4.1 million in net income and an increase of $84,000 in unrealized gains on available-for-sale securities, net of tax benefit, partially offset by the Company paying $995,000 in dividends to its stockholders.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

General. Net income increased $624,000, or 38.4%, from $1.6 million ($0.56 per share - basic, $0.54 per share - diluted) for the three months ended September 30, 2004 to $2.3 million ($0.77 per share - basic, $0.75 per share - diluted) for the three months ended September 30, 2005. The increase in net income is a result of an increase in net interest income of $1.5 million and an increase in non-interest income of $338,000, partially offset by increases in the provision for loan losses of $78,000, non-interest expense of $728,000, and income tax expense of $422,000.

Net Interest Income. Net interest income increased $1.5 million, or 22.5%, from $6.7 million for the three months ended September 30, 2004 to $8.2 million for the three months ended September 30, 2005. Increases in the tax effected yield on interest-earning assets and the average balance on interest-earning assets were partially offset by the increase in the cost of total deposits and borrowed funds as well as a increase in the average balance on total deposits and borrowed funds. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated tax effected yields, and interest rate spread, for the three months ended September 30, 2005 and 2004:

                                          For the Three Months Ended September 30,
                                    ---------------------------------------------------
                                               2005                       2004
                                    ------------------------    -----------------------
                                      Average        Yield/       Average       Yield/
                                      Balance         Cost        Balance        Cost
                                    ----------    ----------    ----------   ----------
                                                   (Dollars in Thousands)
Total interest-earning assets       $  755,761          7.11%   $  655,195         6.25%
Total deposits and borrowed funds      755,288          2.52       655,193         1.95
                                                  ----------                 ----------
Interest rate spread                                    4.59%                      4.30%
                                                  ==========                 ==========

Average interest-earning assets increased as a result of the increase in average balance of loans receivable. Loans receivable increased as a result of loans originated in the Company's primary market area, especially commercial real estate and construction loans in the Boise, Coeur d'Alene, and Spokane markets. Loan originations have increased in small business, commercial real estate, and single family construction loans. Management has focused on increasing commercial loans receivable as part of the Company's operating strategy.

Average total deposits and other borrowed funds increased as a result of increases in core accounts, certificates of deposit, and borrowings used to fund loan growth. The Company's operating strategy is to focus on deposit growth to fund loan growth and use borrowings for the difference.

Total Interest Income. Total interest income increased $3.1 million, or 31.1%, from $9.9 million for the three months ended September 30, 2004 to $13.0 million for the three months ended September 30, 2005. The following table compares detailed average earning asset balances, and associated tax effected yields for the three months ended September 30, 2005 and 2004:

                                       For the Three Months Ended September 30,
                                  --------------------------------------------------
                                            2005                       2004
                                  -----------------------    -----------------------
                                    Average                    Average
                                    Balance       Yield        Balance       Yield
                                  ----------   ----------    ----------   ----------
                                                   (Dollars in Thousands)
Loans receivable, net             $  602,022         7.64%   $  493,804         6.61%
Loans held for sale                    8,002         5.65         5,413         5.76
Securities                           106,337         5.06       118,782         4.92
Other earning assets                  39,400         4.69        37,196         5.78
                                  ----------   ----------    ----------   ----------
Total interest-earning assets     $  755,761         7.11%   $  655,195         6.25%
                                  ==========   ==========    ==========   ==========

Interest income from loans receivable increased as a result of loan growth as well as an increase in the yield on loans receivable. The commercial real estate loans and construction loans were the major areas of growth. The tax effected yield on commercial loans increased from 6.20% during the three months ended September 30, 2004 to 7.74% during the three months ended September 30, 2005. The yield on construction loans increased from 8.09% during the three months ended September 30, 2004 to 9.47% during the three months ended September 30, 2005.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities.

The decrease in interest income on other interest-earning assets is the result of no dividends received from FHLB stock, included in equity securities, for the three months ended September 30, 2005 compared to $94,000 for the three months ended September 30, 2004. As of May 18, 2005, the FHLB of Seattle has suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the fhlbsea.com website. The Company did not recognize a return on FHLB stock, included in equity securities, on its Consolidated Statement of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2005.

Total Interest Expense. Total interest expense increased $1.6 million, or 49.2%, from $3.2 million for the three months ended September 30, 2004 to $4.8 million for the three months ended September 30, 2005. The following table compares detailed average balances and associated costs for the three months ended September 30, 2005 and 2004:

                                            For the Three Months Ended September 30,
                                       --------------------------------------------------
                                                 2005                       2004
                                       -----------------------    -----------------------
                                        Average                    Average
                                        Balance       Costs        Balance       Costs
                                       ----------   ----------    ----------   ----------
                                                     (Dollars in Thousands)
Savings, checking and
     money market accounts             $  222,394         1.23%   $  221,662         0.62%
Certificates of deposit                   253,746         3.40       196,248         2.83
FHLB advances and other borrowings        178,630         4.16       152,070         3.80
Securities sold under agreements
     to repurchase                          9,365         2.56        11,835         0.54
                                       ----------   ----------    ----------   ----------
Total interest-bearing liabilities     $  664,135         2.87%   $  581,815         2.20%
                                       ==========   ==========    ==========   ==========

The increase in the average balance of total savings, checking, and money market accounts is a result of management's focus to increase core deposit accounts as part of the Company's operating strategy. Certificates of deposit increased as a result of eight month and 27 month certificate of deposit specials offered by the Bank to fund loan growth.

The increase in the average balance of FHLB advances and other borrowings is a result of utilizing these sources of funds to fund loan growth that is not covered by deposits.

Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses increased $78,000, or 40.2%, to $272,000 for the three months ended September 30, 2005 from $194,000 for the three months ended September 30, 2004. The increase in provision for loan losses is a result of loan growth, mostly in commercial real estate and construction lending, which have a greater credit risk than mortgage loans on residential real estate properties and as a result have a higher rate for the provision for loan losses. Total loans receivable increased $97.8 million, or 19.2%. Commercial and construction loans increased $89.5 million, or 33.2% from September 30, 2004 to September 30, 2005.

Non-interest Income. Total non-interest income increased $338,000, or 23.7%, from $1.4 million for the three months ended September 30, 2004 to $1.8 million for the three months ended September 30, 2005. The following table summarizes the components of non-interest income for the three months ended September 30, 2005 and 2004:

                                                 For the Three Months
                                                  Ended September 30,        Dollar     Percentage
                                               ------------------------     Increase     Increase
                                                  2005          2004       (Decrease)   (Decrease)
                                               ----------    ----------    ----------   ----------
                                                              (Dollars in Thousands)
Gain on sale of loans                          $      492    $      288    $      204        70.83%
Impairment of mortgage servicing rights, net          (44)         (111)           67        60.36
Servicing fees, commissions and other               1,318         1,251            67         5.36
                                               ----------    ----------    ----------   ----------
Total non-interest income                      $    1,766    $    1,428    $      338        23.67
                                               ==========    ==========    ==========   ==========

Gain on sale of loans increased $204,000, or 70.8%, to $492,000 for the three months ended September 30, 2005 from $288,000 for the three months ended September 30, 2004. This increase is attributable to the increase in volume of residential real estate loans sold to the secondary market.

Non-interest Expense. Total non-interest expense increased $728,000, or 12.8%, from $5.7 million for the three months ended September 30, 2004 to $6.4 million for the three months ended September 30, 2005. The following table summarizes the components of non-interest expense for the three months ended September 30, 2005 and 2004:

                                               For the Three Months
                                                Ended September 30,      Dollar     Percentage
                                             ------------------------   Increase     Increase
                                                2005         2004      (Decrease)   (Decrease)
                                             ----------   ----------   ----------   ----------
                                                          (Dollars in Thousands)
Compensation and employee related benefits   $    3,729   $    3,424   $      305         8.91%
Professional fees                                   304          125          179       143.20
Other                                             2,403        2,159          244        11.30
                                             ----------   ----------   ----------   ----------
      Total non-interest expense             $    6,436   $    5,708   $      728        12.75
                                             ==========   ==========   ==========   ==========

Compensation and employee related benefits increased $305,000, or 8.9%, from $3.4 million for the three months ended September 30, 2004 to $3.7 million for the three months ended September 30, 2005. The increase is a result of new employees that were added to staff the Bank's new loan production office for mortgage real estate lending that opened in Nampa, Idaho in October 2004 and regular annual compensation increases for employees during the year. The Company also incurred an additional expense during the three months ended September 30, 2005 as a result of a severance payment made in connection with the Company's acquisition of Oregon Trail in 2003. The severance payment was made to an individual in accordance with the terms of the merger agreement between the Company and Oregon Trail.

Professional fees increased due to services required to comply with additional regulations, such as regulatory examinations, compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") compliance, and certifications on management's assessments on internal controls.

Income Taxes. Income tax expense increased $422,000, or 68.2%, from $619,000 for the three months ended September 30, 2004 to $1.0 million for the three months ended September 30, 2005. The effective tax rates for the three months ended September 30, 2005 and 2004 were 31.6% and 27.6%, respectively. The increase in the effective tax rate is due to an increase in income without a corresponding increase in tax-exempt income.

Comparison of Operating Results for the Six Months Ended September 30, 2005 and 2004

General. Net income increased $925,000, or 29.1%, from $3.2 million ($1.10 per share - basic, $1.06 per share - diluted) for the six months ended September 30, 2004 to $4.1 million ($1.40 per share - basic, $1.37 per share - diluted) for the six months ended September 30, 2005. The increase in net income is a result of increases in net interest income of $2.8 million and in non-interest income of $277,000, partially offset by increases in the provision for loan losses of $570,000, non-interest expense of $988,000, and income tax expense of $592,000.

Net Interest Income. Net interest income increased $2.8 million, or 21.1%, from $13.2 million for the six months ended September 30, 2004 to $16.0 million for the six months ended September 30, 2005. Increases in the tax effected yield on interest-earning assets and the average balance on interest-earning assets were partially offset by increases in the cost of total deposits and borrowed funds and the average balance on total deposits and borrowed funds. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated tax effected yields, and interest rate spread, for the six months ended September 30, 2005 and 2004:

                                             For the Six Months Ended September 30,
                                      ---------------------------------------------------
                                                 2005                       2004
                                      ------------------------    -----------------------
                                        Average        Yield/       Average       Yield/
                                        Balance         Cost        Balance        Cost
                                      ----------    ----------    ----------   ----------
                                                     (Dollars in Thousands)
Total interest-earning assets         $  746,643          6.96%   $  644,669         6.28%
Total deposits and borrowed funds        749,263          2.43       641,521         1.93
                                                    ----------                 ----------
Interest rate spread                                      4.53%                      4.35%
                                                    ==========                 ==========

Average interest-earning assets increased as a result of the increase in average balance of loans receivable. Loans receivable increased as a result of loans originated in the Company's primary market area, especially commercial real estate and construction loans in the Boise, Coeur d'Alene, and Spokane markets. Loan originations have increased in small business, commercial real estate, and single family construction loans. Management has focused on increasing commercial loans receivable as part of the Company's operating strategy.

Average total deposits and borrowed funds increased as a result of increases in core accounts, certificates of deposit, and borrowings used to fund loan growth. The Company's operating strategy is to focus on deposit growth to fund loan growth and use borrowings for the difference.

Total Interest Income. Total interest income increased $5.7 million, or 29.4%, from $19.4 million for the six months ended September 30, 2004 to $25.1 million for the six months ended September 30, 2005. The following table compares detailed average earning asset balances, and associated tax effected yields for the six months ended September 30, 2005 and 2004:

                                        For the Six Months Ended September 30,
                                  --------------------------------------------------
                                            2005                       2004
                                  -----------------------    -----------------------
                                    Average                   Average
                                    Balance       Yield       Balance        Yield
                                  ----------   ----------    ----------   ----------
                                                (Dollars in Thousands)
Loans receivable, net             $  593,800         7.46%   $  484,122         6.59%
Loans held for sale                    6,638         5.81         5,597         5.72
Securities                           107,803         5.11       116,436         5.15
Other earning assets                  38,402         4.73        38,514         5.84
                                  ----------   ----------    ----------   ----------
Total interest-earning assets     $  746,643         6.96%   $  644,669         6.28%
                                  ==========   ==========    ==========   ==========

Interest income from loans receivable increased as a result of loan growth as well as an increase in the yield on loans receivable. The commercial real estate loans and construction loans were the major areas of growth. The tax effected yield on commercial loans increased from 6.12% during the six months ended September 30, 2004 to 7.42% during the six months ended September 30, 2005. The yield on construction loans increased from 7.98% during the six months ended September 30, 2004 to 9.46% during the six months ended September 30, 2005.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities and a lower average yield.

The decrease in interest income on other interest-earning assets is the result of no dividends received from FHLB stock, included in equity securities, for the six months ended September 30, 2005 compared to $232,000 for the six months ended September 30, 2004. Since May 18, 2005, the FHLB of Seattle has suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the fhlbsea.com website. The Company did not recognize a return on FHLB stock, included in equity securities, on its Consolidated Statement of Financial Condition and Consolidated Statements of Income for the six months ended September 30, 2005.

Total Interest Expense. Total interest expense increased $2.9 million, or 47.3%, from $6.2 million for the six months ended September 30, 2004 to $9.1 million for the six months ended September 30, 2005. The following table compares detailed average balances and associated costs for the six months ended September 30, 2005 and 2004:

                                             For the Six Months Ended September 30,
                                       --------------------------------------------------
                                                 2005                       2004
                                       -----------------------    -----------------------
                                        Average                    Average
                                        Balance        Cost        Balance        Cost
                                       ----------   ----------    ----------   ----------
                                                     (Dollars in Thousands)
Savings, checking and
     money market accounts             $  222,548         1.13%   $  213,985         0.64%
Certificates of deposit                   240,940         3.28       196,747         2.73
FHLB advances and other borrowings        189,112         3.98       145,040         3.83
Securities sold under agreements
     to repurchase                          9,568         2.30        11,405         0.42
                                       ----------   ----------    ----------   ----------
Total interest-bearing liabilities     $  662,168         2.75%   $  567,177         2.18%
                                       ==========   ==========    ==========   ==========

The increase in the average balance of total savings, checking, and money market accounts is a result of management's focus to increase core deposit accounts as part of the Company's operating strategy. Certificates of deposit increased as a result of eight month and 27 month certificate of deposit specials offered by the Bank to fund loan growth.

The increase in the average balance of FHLB advances and other borrowings is a result of utilizing these sources of funds to fund loan growth that is not covered by deposits.

Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses increased $570,000, or 100.0%, to $1.1 million for the six months ended September 30, 2005 from $570,000 for the six months ended September 30, 2004. The increase in provision for loan losses is a result of loan growth, mostly in commercial real estate and construction lending, which have greater credit risk than residential real estate loans and as a result have a higher rate for the provision for loan losses. Total loans receivable increased $97.8 million, or 19.2%. Commercial and construction loans increased $89.5 million, or 33.2% from September 30, 2004 to September 30, 2005.

Non-interest Income. Total non-interest income increased $277,000, or 8.8%, from $3.1 million for the six months ended September 30, 2004 to $3.4 million for the six months ended September 30, 2005. The following table summarizes the components of non-interest income for the six months ended September 30, 2005 and 2004:

                                                               For the Six Months
                                                               Ended September 30,       Dollar      Percentage
                                                            ------------------------    Increase      Increase
                                                               2005          2004      (Decrease)    (Decrease)
                                                            ----------    ----------   ----------    ----------
                                                                           (Dollars in Thousands)
Gain on sale of loans                                       $      811    $      658   $      153         23.25%
Recovery (impairment) of mortgage servicing rights, net            (25)           23          (48)      (208.70)
Servicing fees, commissions and other                            2,637         2,465          172          6.98
                                                            ----------    ----------   ----------    ----------
Total non-interest income                                   $    3,423    $    3,146   $      277          8.80
                                                            ==========    ==========   ==========    ==========

Gain on sale of loans increased $153,000, or 23.3%, to $811,000 for the six months ended September 30, 2005 from $658,000 for the six months ended September 30, 2004. This increase is attributable to the increased volume of residential real estate loans sold to the secondary market.

Non-interest Expense. Total non-interest expense increased $988,000, or 8.7%, from $11.4 million for the six months ended September 30, 2004 to $12.4 million for the six months ended September 30, 2005. The following table summarizes the components of non-interest expense for the six months ended September 30, 2005 and 2004:

                                                 For the Six Months
                                                 Ended September 30,       Dollar     Percentage
                                               -----------------------    Increase     Increase
                                                  2005         2004      (Decrease)   (Decrease)
                                               ----------   ----------   ----------   ----------
                                                            (Dollars in Thousands)
Compensation and employee related benefits     $    7,368   $    6,842   $      526         7.69%
Professional fees                                     537          293          244        83.28
Advertising                                           354          272           82        30.15
Other                                               4,127        3,991          136         3.41
                                               ----------   ----------   ----------   ----------
      Total non-interest expense               $   12,386   $   11,398   $      988         8.67
                                               ==========   ==========   ==========   ==========

Compensation and related benefits increased $526,000, or 7.7%, from $6.8 million for the six months ended September 30, 2004 to $7.4 million for the six months ended September 30, 2005. The increase is a result of the new loan production office for mortgage real estate lending that opened in Nampa, Idaho in October 2004 and regular annual compensation increases for employees during the year. The Company also incurred an additional expense during the three months ended September 30, 2005 as a result of a severance payment made in connection with the Company's acquisition of Oregon Trail in 2003. The severance payment was made to an individual in accordance with the terms of the merger agreement between the Company and Oregon Trail.

Professional fees increased due to services required to comply with additional regulations, such as regulatory examinations, compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act, FDICIA compliance, and certifications on management's assessments on internal controls.

Advertising expenses increased due to sponsorship of community events and a spring image campaign for public relations and deposit program in Oregon incurred during the six months ended September 30, 2005.

Income Taxes. Income tax expense increased $592,000, or 47.4%, from $1.2 million for the six months ended September 30, 2004 to $1.8 million for the six months ended September 30, 2005. The effective tax rates for the six months ended September 30, 2005 and 2004 were 31.0% and 28.2%, respectively. The increase in the effective tax rate is due to an increase in income without a corresponding increase in tax-exempt income.

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

The aggregate amounts of the Bank's classified assets at September 30, 2005 and March 31, 2005 were as follows:

                                        At September 30,   At March 31,
                                              2005             2005
                                        ---------------  ---------------
                                                 (In Thousands)
     Doubtful:
       Consumer                            $      59        $      17
                                           ---------        ---------
     Total doubtful                               59               17
                                           ---------        ---------

     Substandard:
       Consumer                                  363              251
       Residential                               319              595
       Commercial non-real estate              2,877            1,483
       Commercial real estate                  1,190            1,486
       Real estate owned                          --              603
       Repossessed assets                          7               18
       Overdrawn checking accounts                80               56
                                           ---------        ---------
     Total substandard                         4,836            4,492
                                           ---------        ---------

     Total classified assets               $   4,895        $   4,509
                                           =========        =========

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

                                              Three Months Ended                   Three Months Ended
                                              September 30, 2005                   September 30, 2004
                                        ------------------------------       -------------------------------
                                                   Interest   Average                   Interest    Average
                                        Average       And      Yield/        Average       And       Yield/
                                        Balance    Dividends  Cost (1)       Balance    Dividends   Cost (2)
                                        -------    ---------  --------       -------    ---------   --------
                                                              (Dollars in Thousands)
    Interest-earning assets (3):
    Loans receivable, net               $602,022    $11,471     7.64%        $493,804     $8,127      6.61%
    Loans held for sale                    8,002        113     5.65            5,413         78      5.76
    Securities                           106,337      1,123     5.06          118,782      1,340      4.92
    Other earning assets                  39,400        291     4.69           37,196        367      5.78
                                          ------        ---     ----           ------        ---      ----
    Total interest-earning assets        755,761     12,998     7.11          655,195      9,912      6.25
                                                     ------     ----                       -----      ----

    Non-interest-earning assets           83,322                               77,373
                                          ------                               ------
    Total assets                        $839,083                             $732,568
                                        ========                             ========

    Interest-bearing liabilities:
    Savings, checking and money
       market accounts                  $222,394        686     1.23         $221,662        344      0.62
    Certificates of deposit              253,746      2,160     3.40          196,248      1,387      2.83
                                         -------      -----     ----          -------      -----      ----
    Total deposits                       476,140      2,846     2.39          417,910      1,731      1.66

    FHLB advances & other                178,630      1,859     4.16          152,070      1,447      3.80
    Securities sold under agreements
        to repurchase                      9,365         60     2.56           11,835         15      0.54
                                           -----         --     ----           ------         --      ----
    Total interest-bearing
        liabilities                      664,135      4,765     2.87          581,815      3,193      2.20
                                                      -----                                -----
    Total non-interest-bearing
       deposits                           91,153                0.00           73,378                 0.00
                                          ------                ----           ------                 ----
    Total deposits and borrowed
        funds                            755,288                2.52          655,193                 1.95
                                                                ----                                  ----
    Non-interest-bearing
        liabilities                        8,434                                6,882
                                           -----                                -----
    Total liabilities                    763,722                              662,075
    Total stockholders' equity            75,361                               70,493
                                          ------                               ------

    Total liabilities and
       stockholders' equity             $839,083                             $732,568
                                        ========                             ========

    Net interest income                              $8,233                               $6,719
                                                     ======                               ======

    Interest rate spread                                        4.59%                                 4.30%
                                                               =====                                 =====

    Net interest margin                                4.58%                                4.30%
                                                      =====                                =====

See next page for referenced notes.

                                               Six Months Ended                     Six Months Ended
                                              September 30, 2005                   September 30, 2004
                                        ------------------------------       --------------------------------
                                                   Interest   Average                    Interest     Average
                                        Average       And      Yield/        Average       And        Yield/
                                        Balance    Dividends  Cost (4)       Balance     Dividends   Cost (5)
                                        -------    ---------  --------       -------     ---------   --------
                                                              (Dollars in Thousands)
    Interest-earning assets (3):
    Loans receivable, net               $593,800    $22,068     7.46%        $484,122      $15,882      6.59%
    Loans held for sale                    6,638        193     5.81            5,597          160      5.72
    Securities                           107,803      2,311     5.11          116,436        2,598      5.15
    Other earning assets                  38,402        566     4.73           38,514          782      5.84
                                          ------        ---     ----           ------          ---      ----
    Total interest-earning assets        746,643     25,138     6.96          644,669       19,422      6.28
                                                     ------     ----                        ------      ----

    Non-interest-earning assets           85,291                               74,071
                                          ------                               ------
    Total assets                        $831,934                             $718,740
                                        ========                             ========

    Interest-bearing liabilities:
    Savings, checking and money
       market accounts                  $222,548      1,262     1.13         $213,985          684      0.64
    Certificates of deposit              240,940      3,953     3.28          196,747        2,686      2.73
                                         -------      -----     ----          -------        -----      ----
    Total deposits                       463,488      5,215     2.25          410,732        3,370      1.64

    FHLB advances & other                189,112      3,768     3.98          145,040        2,782      3.83
    Securities sold under agreements
        to repurchase                      9,568        110     2.30           11,405           23      0.42
                                           -----        ---     ----           ------           --      ----
    Total interest-bearing
        liabilities                      662,168      9,093     2.75          567,177        6,175      2.18
                                                      -----                                  -----
    Total non-interest-bearing
       deposits                           87,095                0.00           74,344                   0.00
                                          ------                ----           ------                   ----
    Total deposits and borrowed
        funds                            749,263                2.43          641,521                   1.93
                                                                ----                                    ----
    Non-interest-bearing
        liabilities                        8,126                                7,164
                                           -----                                -----
    Total liabilities                    757,389                              648,685
    Total stockholders' equity            74,545                               70,055
                                          ------                               ------

    Total liabilities and
       stockholders' equity             $831,934                             $718,740
                                        ========                             ========

    Net interest income                             $16,045                               $ 13,247
                                                    =======                               ========

    Interest rate spread                                        4.53%                                   4.35%
                                                                =====                                   =====

    Net interest margin                                4.53%                                  4.36%
                                                      =====                                  =====

(1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the three months ended September 30, 2005 was $427,000. Excluding this tax effect, average yields on net loans receivable would have been 7.60%, securities would have been 4.22%, and other earning assets would have been 2.95%. Excluding this tax effect, yield on total interest-earning assets would have been 6.88%, interest rate spread would have been 4.36%, and net interest margin would have been 4.36%.

(2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.28%. The tax benefit on interest income for the six months ended September 30, 2004 was $330,000. Excluding this tax effect, average yields on net loans receivable would have been 6.57%, securities would have been 4.52%, and other earning assets would have been 3.94%. Excluding this tax effect, yield on total interest-earning assets would have been 6.05%, interest rate spread would have been 4.10% and the net interest margin would have been 4.10%.

(3) Does not include interest on loans more than 90 days past due or non accruing loans.

(4) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the six months ended September 30, 2005 is $855,000. Excluding this tax effect, average yields on net loans receivable would have been 7.43%, securities would have been 4.28%, and other earning assets would have been 2.95%. Excluding this tax effect, yield on total interest-earning assets would have been 6.73%, interest rate spread would have been 4.30%, and the net interest margin would have been 4.30%.

(5) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.28%. The tax benefit on interest income for the six months ended September 30, 2004 was $817,000. Excluding this tax effect, average yields on net loans receivable would have been 6.57%, securities would have been 4.46%, and other earning assets would have been 4.06%. Excluding this tax effect, yield on total interest-earning assets would have been 6.03%, interest rate spread would have been 4.10% and the net interest margin would have been 4.11%.


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

The primary investing activity of the Company is the origination of loans. During the six months ended September 30, 2005, the Company originated loans based upon new production of $293.4 million. Proceeds from maturity and sale of securities provided $5.9 million and $11.8 million for the six months ended September 30, 2005 and 2004, respectively. Proceeds from the sale of loans provided $55.2 million for the six months ended September 30, 2005 and $62.5 million for the six months ended September 30, 2004.

The primary financing activities of the Company are customer deposits, brokered deposits and FHLB advances. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $43.0 million for the six months ended September 30, 2005, which were branch deposits, excluding brokered deposits. Deposits increased $17.5 million for the six months ended September 30, 2004. In addition, the Company maintains a credit facility with the FHLB, which provides for immediately available advances. FHLB advances totaled $154.9 million at September 30, 2005 and $147.8 million at September 30, 2004. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. The Company also maintains an additional credit facility of $3.5 million with US Bank. There were outstanding balances of $2.7 million at September 30, 2005, and $2.0 million outstanding at September 30, 2004 under this facility. The Bank maintains an additional credit facility of $20.0 million with US Bank and a credit facility with the Portland Branch Office of the Federal Reserve Bank of San Francisco. There were no outstanding balances under these facilities at September 30, 2005 and September 30, 2004. The Bank also has used other sources of funding when the need arises: brokered certificates of deposit (up to 15% of assets under current Board policy) and the national certificate of deposit markets. As of September 30, 2005 and September 30, 2004, there were brokered certificates of deposits of $42.1 million and $23.7 million, respectively. As of September 30, 2005, there were $45.8 million of FHLB advances that were callable.

At September 30, 2005, the Company held cash and cash equivalents of $24.1 million. In addition, at this date, $51.0 million of the Company's investment and mortgage-backed securities were classified as available-for-sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At September 30, 2005, the Company had loan commitments totaling $133.3 million, and undisbursed lines of credit totaling $86.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2005 totaled $145.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of September 30, 2005, the Bank was in compliance with all regulatory capital requirements effective as of that date.

The Bank's actual regulatory capital amounts and ratios at September 30, 2005 and March 31, 2005 are presented in the table below:

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                      Capital Adequacy         Prompt Corrective
                                                                          Purposes             Action Provisions
                                                                    ---------------------    ---------------------
                                             Actual                   Actual                   Actual
                                             Amount      Ratio        Amount      Rate         Amount      Rate
                                           ---------   ---------    ---------   ---------    ---------   ---------
                                                                    (Dollars in Thousands)
September 30, 2005
Tier 1 capital (to average assets)         $  55,757         6.8%   $  32,798         4.0%   $  40,998         5.0%
Tier 1 capital (to risk-weighted assets)      55,757         9.6%      23,232         4.0%      34,848         6.0%
Total capital (to risk-weighted assets)       66,023        11.4%      46,332         8.0%      57,915        10.0%

March 31, 2005
Tier 1 capital (to average assets)         $  51,006         6.7%   $  30,451         4.0%   $  38,064         5.0%
Tier 1 capital (to risk-weighted assets)      51,006         9.0%      22,669         4.0%      34,004         6.0%
Total capital (to risk-weighted assets)       58,063        10.3%      45,097         8.0%      56,372        10.0%


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at September 30, 2005 consisted of the following:

                                                                      One Year to     Three Years to
                                                     Less than One   Less than Three  Less than Five  Five Years and
                                         Total            Year           Years            Years          Greater
                                         -----            ----           -----            -----          -------
                                                                 (Dollars in Thousands)
Maturities of FHLB advances and
   other borrowings                    $ 160,554       $  91,960       $  15,452       $  16,742       $  36,400
Operating leases future minimum
   rental payments                     $     448       $     180       $     236       $      32       $      --

Other commitments at September 30, 2005 consisted of the following:

                                                                      One Year to     Three Years to
                                                     Less than One   Less than Three  Less than Five  Five Years and
                                         Total            Year           Years            Years          Greater
                                         -----            ----           -----            -----          -------
                                                                 (Dollars in Thousands)
Loan commitments                       $ 133,272       $  61,902       $  41,312       $   1,837       $  28,221
Credit card line commitments           $  10,243       $  10,243       $      --       $      --       $      --
Lines of credit                        $  86,853       $  47,064       $  18,499       $   4,791       $  16,499
Standby letters of credit              $   4,848       $   4,254       $     594       $      --       $      --

The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts are one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $1.0 million for the six months ended September 30, 2005. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shifts in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Based on the asset sensitivity of the balance sheet at September 30, 2005, the Bank expects to be well positioned to benefit from rising rates and minimize negative impact of declining rates. If rates were to sustain a 200 bp increase over a 12 month period, net interest income would be expected to rise by 1.92%, all else being equal. If rates were to sustain a 200 bp decrease in a 12 month period, net interest income would be expected to decline by 5.58%, all else being equal. The following reflects the Company's NII sensitivity analysis as of September 30, 2005 and March 31, 2005, as compared to the 10.00% Board approved policy limit.

        September 30, 2005:       -200 BP          Flat          +200 BP
                                  -------          ----          -------
                                         (Dollars in Thousands)
        Year 1 NII               $ 30,952        $ 32,781        $ 33,412
        NII $  Change            ($ 1,829)          --            $ 631
        NII % Change              -5.58%            --             1.92%


        March 31, 2005:           -100 BP          Flat          +200 BP
                                  -------          ----          -------

        Year 1 NII               $ 29,070        $ 29,698        $ 30,206
        NII $  Change             ($ 628)           --            $ 508
        NII % Change              -2.11%            --            1.71%


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

     While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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



Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

                                                                                            Maximum
                                                                           Total Number     Number
                                                                            of Shares      of Shares
                                                                            Purchased      that May
                                                                            as Part of      yet be
                                             Total Number     Average      of Publicly     Purchased
                                              of Shares     Price Paid      Announced      Under the
               Period                         Purchased      per Share         Plan           Plan
----------------------------------------      ---------      ---------      ---------      ---------
July 1, 2005 - July 31, 2005                         --      $      --             --         95,366 (1)
August 1, 2005 - August 31, 2005                                                              95,366
September 1, 2005 - September 30, 2005               --             --             --         95,366
                                              ---------      ---------      ---------      ---------
TOTAL                                                --      $      --             --         95,366
                                              =========      =========      =========      =========

(1) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 147,866 shares of the Company's outstanding common stock. As of September 30, 2005, 52,500 shares had been repurchased under this program.


Item 3 - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held at the Quality Inn, 700 Port Drive, Clarkston, Washington, on Wednesday, July 20, 2005, at 2:00 p.m., local time. The results of the vote on the items presented at the meeting were as follows:

     1. The following individuals were elected as directors, each for a three-year term:
                                    Votes For          Votes Withheld

          James N. Marker           2,777,932              67,473
          Sandra T. Powell          2,752,199              93,206
          Russell H. Zenner         2,789,017              56,388

          The terms of Steven R. Cox, W. Dean Jurgens, John W. Gentry, Clyde E. Conklin and Larry K. Moxley continued after the meeting.

     2. The FirstBank NW Corp. resolution that the amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 5,000,000 to 49,500,000 was approved by the following vote:

             For 2,076,543    Against 758,373    Abstain 10,489

     3. The FirstBank NW Corp. resolution to appoint Moss-Adams, LLP as independent auditors for the Company for the fiscal year ending March 31, 2006 was approved by the following vote:

             For 2,765,770    Against 37,326     Abstain 19,455    Broker Non-votes  22,854

Item 5 - Other Information

     None.


Item 6 - Exhibits

          3.1(a)    Articles of Incorporation of the Registrant (1)
          3.1(b)    Amendment to the Articles of Incorporation
          3.2(a)    Bylaws of the Registrant (1)
          3.2(b)    Bylaws Amendment adopted by the Board of Directors on May
                    23, 2002 (2)
          10.1      Employment Agreement between FirstBank Northwest, FirstBank
                    NW Corp. and Clyde E. Conklin (3)
          10.2      Employment Agreement between FirstBank Northwest, FirstBank
                    BW Corp. and Larry K. Moxley (3)
          10.3      Salary Continuation Agreement between First Federal Bank of
                    Idaho, F.S.B. and Clyde E. Conklin (3)
          10.4      Salary Continuation Agreement between First Federal Bank of
                    Idaho, F.S.B. and Larry K. Moxley (3)
          10.5      Change in Control Agreement between FirstBank Northwest,
                    FirstBank NW Corp. and Richard R. Acuff (4)
          10.6      Change in Control Agreement between FirstBank Northwest,
                    FirstBank NW Corp. and Terence A. Otte
          10.7      Change in Control Agreement between FirstBank Northwest,
                    FirstBank NW Corp. and Donn L. Durgan
          31.1      Certification of Chief Executive Officer of FirstBank NW
                    Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002
          31.2      Certification of Chief Financial Officer of FirstBank NW
                    Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002
          32.1      Certification of Chief Executive Officer of FirstBank NW
                    Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002
          32.2      Certification of Chief Financial Officer of FirstBank NW
                    Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

     (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.
     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002.
     (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed on March 14, 1997, (File No. 333-23395).
     (4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRSTBANK NW CORP.


DATED:  November 14, 2005         BY: /s/ CLYDE E. CONKLIN
                                      ------------------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer


                                  BY: /s/ LARRY K. MOXLEY
                                      ------------------------------------------
                                      Larry K. Moxley
                                      Secretary and Chief Financial Officer

    EXHIBIT INDEX

          3.1(b)    Amendment to the Articles of Incorporation of the Registrant
          10.6      Change in Contol Agreement between FirstBank Northwest,
                    FirstBank NW Corp. and Terence A. Otte
          10.7      Change in Control Agreement between FirstBank Northwest,
                    FirstBank NW Corp. and Donn L. Durgan
          31.1      Certification of Chief Executive Officer of FirstBank NW
                    Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002
          31.2      Certification of Chief Financial Officer of FirstBank NW
                    Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002
          32.1      Certification of Chief Executive Officer of FirstBank NW
                    Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002
          32.2      Certification of Chief Financial Officer of FirstBank NW
                    Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002