Form 10-Q
period 2005-12-31
FIRSTBANK NW CORP
filed 2006-02-13
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                For the quarterly period ended December 31, 2005


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 2,958,190 shares outstanding on January 31, 2006. These shares do not reflect the increased shares issued at the close of business on February 9, 2006 as a result of a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock.

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                         Page
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition
            December 31, 2005 and March 31, 2005                           1
         Consolidated Statements of Income
            For the three months and nine months ended
            December 31, 2005 and 2004                                     2
         Consolidated Statements of Comprehensive Income
            For the three months and nine months ended
            December 31, 2005 and 2004                                     3
         Consolidated Statements of Cash Flows
            For the nine months ended December 31, 2005 and 2004           4
         Notes to Consolidated Financial Statements                      5 - 12

Item 2.  Management's Discussion and Analysis of Financial              13 - 27
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       28

Item 4.  Controls and Procedures                                          28



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                29
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      29
Item 3.  Defaults Upon Senior Securities                                  29
Item 4.  Submission of Matters to a Vote of Security Holders              29
Item 5.  Other Information                                                29
Item 6.  Exhibits                                                       29 - 30



SIGNATURES                                                                31

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                  December 31,     March 31,
                                                                      2005            2005
                                                                  ------------    ------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing cash deposits                              $     23,579    $     39,769
  Interest-bearing cash deposits                                            82           2,032
                                                                  ------------    ------------
Total cash and cash equivalents                                         23,661          41,801

Investment securities:
  Held-to-maturity                                                      31,475          30,907
  Available-for-sale                                                    16,984          17,427
Mortgage-backed securities:
  Held-to-maturity                                                      22,346          22,463
  Available-for-sale                                                    31,372          39,441
Equity securities, at cost                                              12,789          12,789
Loans receivable, net (Note 2)                                         611,051         562,101
Loans held for sale                                                      5,712           3,999
Accrued interest receivable                                              4,333           3,834
Premises and equipment, net                                             17,842          18,688
Bank-owned and cash surrender value of life insurance policies          24,145          23,318
Mortgage servicing assets (Note 3)                                         545             614
Goodwill and other intangible assets (Note 4)                           19,049          19,610
Other assets                                                             3,555           4,130
                                                                  ------------    ------------
TOTAL ASSETS                                                      $    824,859    $    801,122
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Interest bearing demand deposits                              $    174,361    $    184,183
    Non-interest bearing demand deposits                                92,177          76,072
    Savings                                                             36,846          41,189
    Certificates of deposit                                            250,077         217,232
                                                                  ------------    ------------
  Total deposits                                                       553,461         518,676
  Securities sold under agreements to repurchase                         6,016          16,023
  Advances from borrowers for taxes and insurance                          527             913
  FHLB advances and other borrowings (Note 5)                          179,992         185,337
  Deferred federal and state income taxes, net                              24             543
  Accrued expenses and other liabilities                                 7,548           7,319
                                                                  ------------    ------------
Total Liabilities                                                      747,568         728,811
                                                                  ------------    ------------

Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                       --              --
  Common stock, $0.01 par value, 49,500,000 and 5,000,000
      shares authorized; 6,014,494 and 5,997,190 shares issued;
      5,885,442 and 5,855,604 shares outstanding (Note 10)                  30              30
  Additional paid-in-capital                                            45,526          45,249
  Retained earnings, substantially restricted                           32,287          27,602
  Unearned ESOP shares                                                    (656)           (719)
  Accumulated other comprehensive income                                   104             149
                                                                  ------------    ------------
Total Stockholders' Equity                                              77,291          72,311
                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    824,859    $    801,122
                                                                  ============    ============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                          Three months ended             Nine months ended
                                                              December 31,                  December 31,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Interest income:
  Loans receivable                                    $     11,879   $      8,747   $     34,140   $     24,789
  Mortgage-backed securities                                   593            745          1,872          2,396
  Investment securities, taxable                               182            199            547            522
  Investment securities, tax-exempt                            330            329            997            953
  Other interest-earning assets                                303            349            869          1,131
                                                      ------------   ------------   ------------   ------------
Total interest income                                       13,287         10,369         38,425         29,791
                                                      ------------   ------------   ------------   ------------

Interest expense:
  Deposits                                                   3,007          1,863          8,222          5,233
  Securities sold under agreements to repurchase                54             41            164             64
  FHLB advances and other borrowings                         1,902          1,462          5,670          4,244
                                                      ------------   ------------   ------------   ------------
Total interest expense                                       4,963          3,366         14,056          9,541
                                                      ------------   ------------   ------------   ------------

Net interest income                                          8,324          7,003         24,369         20,250
Provision for loan losses                                      422            470          1,562          1,040
                                                      ------------   ------------   ------------   ------------
Net interest income after provision for loan losses          7,902          6,533         22,807         19,210
                                                      ------------   ------------   ------------   ------------

Non-interest income:
  Gain on sale of loans                                        474            216          1,285            874
  Recovery of mortgage servicing rights, net                    69             44             44             67
  Service fees and other charges                             1,191          1,130          3,674          3,494
  Other                                                         60             41            214            142
                                                      ------------   ------------   ------------   ------------
Total non-interest income                                    1,794          1,431          5,217          4,577
                                                      ------------   ------------   ------------   ------------

Non-interest expense:
  Compensation and employee related benefits                 3,757          3,680         11,125         10,522
  Occupancy                                                    720            668          2,189          2,127
  Supplies and postage                                         231            266            680            712
  Data and automated teller machine processing                 280            213            707            723
  Professional fees                                            377            207            914            500
  Advertising                                                  153            118            507            390
  Debit and credit card expense                                328            242            910            745
  Other                                                        706            502          1,906          1,575
                                                      ------------   ------------   ------------   ------------
Total non-interest expense                                   6,552          5,896         18,938         17,294
                                                      ------------   ------------   ------------   ------------

Income before income tax expense                             3,144          2,068          9,086          6,493
Income tax expense                                             978            542          2,818          1,789
                                                      ------------   ------------   ------------   ------------
Net income                                            $      2,166   $      1,526   $      6,268   $      4,704
                                                      ============   ============   ============   ============

Earnings per share (Notes 6, 7 and 10):
  Net income per share - basic                        $       0.37   $       0.26   $       1.07   $       0.81
  Net income per share - diluted                      $       0.36   $       0.26   $       1.04   $       0.78
  Weighted average shares outstanding - basic            5,877,524      5,809,438      5,867,469      5,776,562
  Weighted average shares outstanding - diluted          6,016,034      5,968,888      5,999,569      5,994,290
Cash dividends paid per common share (Note 10)        $       0.10   $       0.08   $       0.27   $       0.26

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 Three months ended              Nine months ended
                                                                    December 31,                    December 31,
                                                            ----------------------------    ----------------------------
                                                                2005            2004            2005            2004
                                                            ------------    ------------    ------------    ------------
Net income                                                  $      2,166    $      1,526    $      6,268    $      4,704
                                                            ------------    ------------    ------------    ------------
Other comprehensive loss, net of tax:
     Change in unrealized losses on securities;
        available-for-sale, net of tax benefit of $85,
        $121, $34, and $452                                         (129)           (191)            (45)           (710)
     Change in unrealized derivative gains on cash flow
        hedge,  net of tax  benefit of $0, $0, $0 and $15             --              --              --             (23)
                                                            ------------    ------------    ------------    ------------
     Net other comprehensive loss                                   (129)           (191)            (45)           (733)
                                                            ------------    ------------    ------------    ------------

Comprehensive income                                        $      2,037    $      1,335    $      6,223    $      3,971
                                                            ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                              Nine months ended December 31,
                                                                               ----------------------------
Cash flows from operating activities:                                              2005            2004
                                                                               ------------    ------------
 Net income                                                                    $      6,268    $      4,704
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                      1,072           1,035
    Accretion of securities and intangibles, net                                         84            (447)
    Provision for loan losses                                                         1,562           1,040
    Net increase in cash surrender value of life insurance policies                    (827)           (799)
    Gain on sale of loans held for sale                                              (1,285)           (874)
    Proceeds from sale of loans held for sale                                        78,588          65,839
    Originations of loans held for sale                                             (78,942)        (63,021)
    Recovery of mortgage servicing rights                                               (44)            (67)
    FHLB stock dividends                                                                 --            (305)
    ESOP compensation expense                                                           172             177
    Other (gains) losses, net                                                           (44)             27
    Deferred federal and state income taxes, net                                       (486)           (428)
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                       (833)            680
    Accrued expenses and other liabilities                                              252             702
    Income taxes receivable                                                             446             805
                                                                               ------------    ------------
Net cash provided by operating activities                                             5,983           9,068
                                                                               ------------    ------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity               65             338
  Proceeds from maturities of mortgage-backed securities; available-for-sale          7,751          13,956
  Proceeds from maturities of investment securities; held-to-maturity                    --              32
  Proceeds from maturities of investment securities; available-for-sale                 367             214
  Proceeds from sale of investment securities; available-for-sale                        --             730
  Purchase of mortgage-backed securities; available-for-sale                             --          (3,028)
  Purchase of investment securities; available-for-sale                                  --             (68)
  Purchase of investment securities; held-to-maturity                                  (630)        (11,364)
  Net change in loans receivable                                                    (50,690)        (72,463)
  Purchases of premises and equipment                                                  (226)         (1,482)
  Proceeds from sale of premises and equipment                                           --              89
  Proceeds from sale of real estate owned                                               773             201
                                                                               ------------    ------------
Net cash used in investing activities                                               (42,590)        (72,845)
                                                                               ------------    ------------

Cash flows from financing activities:
  Cash paid for dividends                                                            (1,581)         (1,467)
  Net change in deposits                                                             35,167          11,757
  Net change in securities sold under agreements to repurchase                      (10,007)          1,440
  Repayments from borrowers for taxes and insurance                                    (386)           (495)
  Advances from FHLB and other borrowings                                           560,241         393,602
  Payments on advances from FHLB and other borrowings                              (565,102)       (338,441)
  Proceeds from stock options                                                           135           2,009
  Purchase of stock                                                                      --          (2,647)
                                                                               ------------    ------------
Net cash provided by financing activities                                            18,467          65,758
                                                                               ------------    ------------

Net (decrease) increase in cash and cash equivalents                                (18,140)          1,981
Cash and cash equivalents, beginning of period                                       41,801          38,397
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $     23,661    $     40,378
                                                                               ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:  Interest                                   $     14,113    $     10,465
  Cash paid during the period for:  Income taxes                               $      3,547    $      1,485
  Noncash investing and financing activities:
     Unrealized losses on securities; available-for-sale, net of tax           $        (45)   $       (710)
     Unrealized gain on cash flow hedge derivative, net of tax                 $         --    $        (23)
     Loans receivable charged to the allowance for loan losses                 $        378    $        535
     Transfer from loans converted to real estate and repossessed assets
        acquired through foreclosure and repossession                          $        150    $        100

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of FirstBank NW Corp. (the "Company") for the year ended March 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006.

The Company's unaudited consolidated financial statements include the accounts of its wholly-owned subsidiary, FirstBank Northwest (the "Bank"), and the Bank's wholly-owned subsidiaries, TriStar Financial Corporation and Pioneer Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. See also Note 9 of these Notes to Consolidated Financial Statements (unaudited).

                                                           Three Months Ended              Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------   ----------------------------
                                                          2005            2004           2005            2004
                                                      ------------    ------------   ------------    ------------
                                                                        (Dollars in Thousands)
     Net income as previously reported                $      2,166    $      1,526   $      6,268    $      4,704
     Pro forma adjustment for effect of fair value
          accounting for stock options                          (2)             --             (6)             --
                                                      ------------    ------------   ------------    ------------
            Pro forma net income                      $      2,164    $      1,526   $      6,262    $      4,704
                                                      ============    ============   ============    ============
     Pro forma basic earnings per share (Note 10)     $       0.37    $       0.26   $       1.07    $       0.81
                                                      ============    ============   ============    ============
     Pro forma diluted earnings per share (Note 10)   $       0.36    $       0.26   $       1.04    $       0.78
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

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on their due date. The Board of Directors also reviews these factors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss, and are assigned a loan loss percentage. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, current and anticipated economic conditions in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of a business combination. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's goodwill and other intangibles with indefinite lives and determined that there was no impairment. There has not been any material change in the goodwill and other intangible assets disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(2)      LOANS RECEIVABLE

Loans receivable at December 31, 2005 and March 31, 2005 consisted of the following:

                                                 December 31,     March 31,
                                                     2005           2005
                                                 ------------   ------------
                                                       (In Thousands)
         Real estate loans:
              Residential                        $    117,800   $    117,541
              Commercial                              190,584        173,757
              Agricultural                             19,301         19,434
              Construction                            100,101         69,148

         Other loans:
              Commercial (non-real estate)             86,973         92,780
              Other consumer                           40,689         38,724
              Home equity                              41,008         37,806
              Agricultural (non-real estate)           25,615         22,625
                                                 ------------   ------------

         Total loans receivable                       622,071        571,815

         Less:
              Unearned loan fees and discounts          2,501          2,460
              Allowance for loan losses                 8,519          7,254
                                                 ------------   ------------

         Loans receivable, net                   $    611,051   $    562,101
                                                 ============   ============


The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                         December 31,                 March 31,
                                                            2005                        2005
                                                   -----------------------    -----------------------
                                                                % of Loans                 % of Loans
                                                                in Category                in Category
                                                                 to Total                   to Total
                                                     Amount       Loans         Amount       Loans
                                                   ----------   ----------    ----------   ----------
                                                                  (Dollars in Thousands)
         Residential                               $      434        18.94%   $      238        20.55%
         Commercial (real and non-real estate)          3,967        44.62         4,628        46.62
         Agricultural (real and non-real estate)          953         7.22           735         7.36
         Construction                                   1,570        16.09         1,272        12.09
         Consumer and other loans                       1,595        13.13           381        13.38
                                                   ----------   ----------    ----------   ----------
         Total allowance for loan losses           $    8,519       100.00%   $    7,254       100.00%
                                                   ==========   ==========    ==========   ==========

The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                        Nine Months     Nine Months
                                                           Ended           Ended
                                                        December 31,    December 31,
                                                            2005            2004
                                                        ------------    ------------
                                                            (Dollars in Thousands)
         Balance at beginning of period                 $      7,254    $      6,314
                                                        ------------    ------------
         Provision for loan losses                             1,562           1,040
                                                        ------------    ------------

         Charge-offs:
              Residential (real estate)                           12               7
              Commercial (non-real estate)                        15             211
              Consumer and other loans                           351             317
                                                        ------------    ------------
         Total charge-offs                                       378             535

         Recoveries                                               81              98
                                                        ------------    ------------

         Net charge-offs                                         297             437
                                                        ------------    ------------

         Balance at end of period                       $      8,519    $      6,917
                                                        ============    ============

         Net charge-offs to average outstanding loans           0.05%           0.09%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due.

                                                             December 31,     March 31,
                                                                 2005            2005
                                                             ------------    ------------
                                                               (Dollars in Thousands)
         Loans accounted for on a nonaccrual basis:
         Real estate loans:
            Residential                                      $        146    $        294
            Construction                                              174              --
            Commercial                                                 --             251
         Commercial non-real estate                                   910               1
         Consumer and other loans                                     320             173
                                                             ------------    ------------
         Total                                                      1,550             719

         Accruing loans which are contractually
          past due more than 90 days                                   --             377
                                                             ------------    ------------

         Total of nonaccrual and more than
           90 days past due loans                                   1,550           1,096
         Real estate owned                                             --             603
         Repossessed assets                                            35              18
                                                             ------------    ------------
         Total nonperforming loans                                  1,585           1,717

            Restructured loans                                        895           1,094
                                                             ------------    ------------

          Total nonperforming assets                         $      2,480    $      2,811
                                                             ============    ============

         Nonaccrual and more than 90 days past due
            loans as a percent of loans receivable, net              0.25%           0.19%
         Nonaccrual and more than 90 days past
            due loans as a percent of total assets                   0.19%           0.14%
         Nonperforming assets as a percent of total assets           0.30%           0.35%
         Total nonperforming assets to total loans                   0.40%           0.49%

(3)      MORTGAGE SERVICING RIGHTS

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The accumulated allowance for impairment on mortgage servicing rights at December 31, 2005 and 2004 was $302,000 and $360,000, respectively.

The following table is an analysis of the changes in mortgage servicing rights for the periods indicated:

                                            Nine Months     Nine Months
                                               Ended           Ended
                                            December 31,    December 31,
                                                2005            2004
                                            ------------    ------------
                                                   (In Thousands)

         Beginning Balance                  $        614    $        710
            Additions                                 41              20
            Amortization                            (154)           (135)
            Impairment recovery                       44              67
                                            ------------    ------------
         Ending Balance                     $        545    $        662
                                            ============    ============


(4)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2005 was $16.7 million. No impairment loss on goodwill and other intangible assets was recorded for the nine months ended December 31, 2005 as there were no impairment indicators during the period.

The core deposit intangible at December 31, 2005 was $2.3 million, net of accumulated amortization of $1.6 million.

(5)      FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank utilizes advances from the Federal Home Loan Bank of Seattle ("FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank, providing credit for savings associations and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of the stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. Advances from the FHLB at December 31, 2005 and March 31, 2005 were $173.6 million and $183.2 million, respectively. The Bank also maintains an additional credit facility of $20.0 million with US Bank. There were no outstanding balances under this facility at December 31, 2005 and March 31, 2005. The Holding Corporation maintains an additional credit facility of $3.5 million with US Bank. There were outstanding balances of $3.3 million and $2.2 million at December 31, 2005 and March 31, 2005, respectively. The Bank maintains an additional credit facility with the Portland Branch Office of the Federal Reserve Bank of San Francisco. There were no outstanding balances under this facility at December 31, 2005 and March 31, 2005. On June 10, 2005, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank of $3.0 million to be repaid in full on June 10, 2015.

Scheduled maturities of FHLB advances and other borrowings were as follows:

                                                  One Year to    Five Years to
                                 Less than One   Less than Five  Less than Ten   Ten Years or
                                      Year           Years           Years          Greater
At December 31, 2005:            ------------    ------------    ------------    ------------
                                                    (Dollars in Thousands)
Maturities of advances           $    114,139    $     39,864    $     19,320    $      6,669
Range of interest rates          3.05% - 6.75%   3.33% - 7.12%   3.42% - 6.21%   6.66% - 7.10%
Weighted average interest rate         4.41%           5.45%           4.73%           7.03%
Percentage of total advances          63.41%          22.15%          10.73%           3.71%


At March 31, 2005:

Maturities of advances           $    109,681    $     31,346    $     37,589    $      6,721
Range of interest rates          2.36% - 7.01%   3.05% - 7.03%   3.42% - 7.12%   6.66% - 7.10%
Weighted average interest rate         3.59%           4.87%           5.32%           7.03%
Percentage of total advances          59.18%          16.91%          20.28%           3.63%

As of December 31, 2005 and March 31, 2005, there were $40.8 million and $45.8 million, respectively, of advances from the FHLB that were callable.


(6)      DIVIDENDS

On October 7, 2005, the Board of Directors declared a cash dividend of $0.10 per common share to stockholders of record as of the close of business on November 7, 2005. This dividend was paid on December 2, 2005. At the close of business on February 9, 2006, the Board of Directors declared a cash dividend of $0.10 per common share to stockholders of record as of the close of business on February 23, 2006. The dividend will be paid on March 9, 2006. These cash dividends reflect the increased shares issued at the close of business on February 9, 2006 as a result of a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock as referenced in Note 10.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations, as adjusted to reflect the two-for-one stock split as referenced in Note 10:

                                        For the Three Months Ended                   For the Three Months Ended
                                             December 31, 2005                            December 31, 2004
                                 ------------------------------------------   ------------------------------------------
                                                  Weighted-                                    Weighted-
                                                   Average      Per-Share                       Average       Per-Share
                                  Net Income       Shares         Amount       Net Income       Shares         Amount
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                                                  (Dollars in Thousands)
Basic EPS:
Income available to common
    stockholders                 $      2,166      5,877,524   $       0.37   $      1,526      5,809,438   $       0.26
                                                               ============                                 ============
Effect of dilutive securities:
    Stock options                          --        138,510                            --        159,450
                                 ------------   ------------                  ------------   ------------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                  $      2,166      6,016,034   $       0.36   $      1,526      5,968,888   $       0.26
                                 ============   ============   ============   ============   ============   ============



                                         For the Nine Months Ended                    For the Nine Months Ended
                                             December 31, 2005                            December 31, 2004
                                 ------------------------------------------   ------------------------------------------
                                                  Weighted-                                    Weighted-
                                                   Average      Per-Share                       Average       Per-Share
                                  Net Income       Shares         Amount       Net Income       Shares         Amount
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                                                  (Dollars in Thousands)
Basic EPS:
Income available to common
   stockholders                  $      6,268      5,867,469   $       1.07   $      4,704      5,776,562   $       0.81
                                                               ============                                 ============
Effect of dilutive securities:
    Stock options                          --        132,100                            --        217,728
                                 ------------   ------------                  ------------   ------------

Diluted EPS:
  Income available to common
    stockholders - assumed
    conversions                  $      6,268      5,999,569   $       1.04   $      4,704      5,994,290   $       0.78
                                 ============   ============   ============   ============   ============   ============

Outstanding options to purchase 306,948 shares and 314,918 shares of the Company's common stock were included in the computation of diluted EPS as of December 31, 2005 and as of December 31, 2004, respectively. There were no outstanding options to purchase shares of the Company's common stock excluded in the computation of diluted EPS as their effect would have been antidilutive.

(8)      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2005 and March 31, 2005, these commitments totaled $7.8 million and $4.8 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees during the past three years. The Company has not incurred any losses on its commitments during the past three years. The liability recorded associated with standby letters of credit at December 31, 2005 and March 31, 2005 was $25,000.

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

(10)     SUBSEQUENT EVENT

In January 2006, the Corporation's Board of Directors declared a two-for-one stock split in the form of a 100% per share stock dividend on the Corporation's outstanding common stock. The stock dividend was paid as of the close of business on February 9, 2006. Each shareholder of record as of the close of business on January 26, 2006 received one additional share for every share outstanding on the record date. The Company's common stock outstanding shares, weighted average shares outstanding, and earnings per share have been adjusted in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income to reflect the two-for-one stock split.

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

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment; therefore, the discussion in Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. At December 31, 2005, the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon. The Bank also operates six real estate loan production centers and five commercial and agricultural production centers.

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

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on their due date. The Board of Directors also reviews these factors on a regular basis. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a loan loss percentage. The change in loan types per category is multiplied by the assigned loan loss percent to arrive at the basic monthly adjustment to the provision for loan loss expense. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, current and anticipated economic conditions in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of a business combination. The Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's goodwill and other intangibles with indefinite lives and determined that there was no impairment.


Comparison of Financial Condition at December 31, 2005 and March 31, 2005

Assets. Total assets increased $23.8 million, or 3.0%, from $801.1 million at March 31, 2005 to $824.9 million at December 31, 2005. This increase is primarily the result of $49.0 million in net loan growth. The following table identifies the categories with notable variances between December 31, 2005 and March 31, 2005:

                                  Balance at     Balance at       Dollar        Percentage
                                 December 31,     March 31,      Increase        Increase
                                     2005           2005        (Decrease)      (Decrease)
                                 ------------   ------------   ------------    ------------
                                                   (Dollars in Thousands)
Non-interest-bearing cash        $     23,579   $     39,769   $    (16,190)         (40.71)%
Interest-bearing cash deposits             82          2,032         (1,950)         (95.96)
Mortgage-backed securities,
     available-for-sale                31,372         39,441         (8,069)         (20.46)
Loans held for sale                     5,712          3,999          1,713           42.84
Loans receivable, net                 611,051        562,101         48,950            8.71

The decrease in non-interest bearing cash was primarily the result of implementing Check 21 with the Federal Reserve Bank. Check 21 uses images instead of actual checks, which reduced the Bank's float. These funds, along with funds from interest-bearing cash deposits were used to pay down FHLB advances.

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

Liabilities. Total liabilities increased $18.8 million, or 2.6%, from $728.8 million at March 31, 2005 to $747.6 million at December 31, 2005. The growth in liabilities resulted from deposit growth, which is part of management's focus. The following table identifies the categories with notable variances between December 31, 2005 and March 31, 2005:

                                                Balance at     Balance at       Dollar        Percentage
                                               December 31,     March 31,      Increase        Increase
                                                   2005           2005        (Decrease)      (Decrease)
                                               ------------   ------------   ------------    ------------
                                                                  (Dollars in Thousands)
     Deposits:
     Interest bearing demand deposits          $    174,361   $    184,183   $     (9,822)          (5.33)%
     Non-interest bearing demand deposits            92,177         76,072         16,105           21.17
     Savings                                         36,846         41,189         (4,343)         (10.54)
     Certificates of deposit                        250,077        217,232         32,845           15.12
                                               ------------   ------------   ------------    ------------
        Total deposits                              553,461        518,676         34,785            6.71

     Securities sold under agreements
        to repurchase                                 6,016         16,023        (10,007)         (62.45)
     FHLB advances and other borrowings             179,992        185,337         (5,345)          (2.88)
     Deferred federal and state income taxes             24            543           (519)         (95.58)

Interest bearing demand deposits decreased primarily as a result of the decrease in personal money market accounts. The non-interest bearing demand deposit gain is a result of an increase in business checking accounts. Certificates of deposit increased as a result of eight month, 11 month and 27 month certificate of deposit specials offered in our local markets.

The decrease in securities sold under agreements to repurchase was the result of one municipal account moving its funds.

The decrease in FHLB advances and other borrowings resulted from using funds available from decreased float with the Federal Reserve Bank, interest-bearing cash deposits, and mortgage-backed securities paydowns to repay maturing advances.

The decrease in deferred federal and state income taxes is attributable to the temporary tax difference in the provision for loan losses.

Stockholders' Equity. Total stockholders' equity increased $5.0 million, or 6.9%, from $72.3 million at March 31, 2005 to $77.3 million at December 31, 2005. This increase was primarily the result of $6.3 million in net income, partially offset by an increase of $45,000 in unrealized losses on available-for-sale securities, net of tax benefit, and by the Company paying $1.6 million in dividends to its stockholders.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

General. Net income increased $640,000, or 41.9%, from $1.5 million ($0.26 per share - basic, $0.26 per share - diluted) for the three months ended December 31, 2004 to $2.2 million ($0.37 per share - basic, $0.36 per share - diluted) for the three months ended December 31, 2005. The increase in net income is a result of an increase in net interest income of $1.3 million, an increase in non-interest income of $363,000, and a decrease in the provision for loan losses of $48,000, partially offset by an increase in non-interest expense of $656,000, and income tax expense of $436,000.

Net Interest Income. Net interest income increased $1.3 million, or 18.9%, from $7.0 million for the three months ended December 31, 2004 to $8.3 million for the three months ended December 31, 2005. Increases in the tax effected yield on interest-earning assets and the average balance on interest-earning assets were partially offset by the increase in the cost of total deposits and borrowed funds as well as an increase in the average balance on total deposits and borrowed funds. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated tax effected yields, and interest rate spread, for the three months ended December 31, 2005 and 2004:

                                             For the Three Months Ended December 31,
                                    -------------------------------------------------------
                                              2005                           2004
                                    -------------------------     -------------------------
                                      Average      Yield/           Average       Yield/
                                      Balance       Cost            Balance        Cost
                                    ------------ ------------     ------------ ------------
                                                    (Dollars in Thousands)
Total interest-earning assets       $    756,691         7.26 %   $    668,797         6.42 %
Total deposits and borrowed funds        739,708         2.68          671,425         2.01
                                                 ------------                  ------------
Interest rate spread                                     4.58 %                        4.41 %
                                                 ============                  ============

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

Average total deposits and other borrowed funds increased as a result of increases in certificates of deposit and borrowings used to fund loan growth. The Company's operating strategy is to focus on deposit growth to fund loan growth and use borrowings for the difference.

Total Interest Income. Total interest income increased $2.9 million, or 28.1%, from $10.4 million for the three months ended December 31, 2004 to $13.3 million for the three months ended December 31, 2005. The following table compares detailed average earning asset balances, and associated tax effected yields for the three months ended December 31, 2005 and 2004:

                                           For the Three Months Ended December 31,
                                ---------------------------------------------------------
                                            2005                           2004
                                ---------------------------   ---------------------------
                                   Average                       Average
                                   Balance        Yield          Balance         Yield
                                ------------   ------------   ------------   ------------
                                                  (Dollars in Thousands)
Loans receivable, net           $    608,671           7.79 % $    509,922           6.85 %
Loans held for sale                    7,152           2.96          4,811           4.66
Securities                           103,107           5.14        115,707           4.92
Other earning assets                  37,761           5.22         38,357           5.43
                                ------------   ------------   ------------   ------------
Total interest-earning assets   $    756,691           7.26 % $    668,797           6.42 %
                                ============   ============   ============   ============

Interest income from loans receivable increased as a result of loan growth as well as an increase in the yield on loans receivable from rising interest rates. The commercial real estate loans and construction loans were the primary areas of growth. The tax effected yield on commercial loans increased from 6.67% during the three months ended December 31, 2004 to 7.91% during the three months ended December 31, 2005. The yield on construction loans increased from 8.53% during the three months ended December 31, 2004 to 9.84% during the three months ended December 31, 2005.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities.

The decrease in interest income on other interest-earning assets is the result of no dividends received from FHLB stock, included in equity securities, for the three months ended December 31, 2005 compared to $73,000 for the three months ended December 31, 2004. As of May 18, 2005, the FHLB of Seattle suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the fhlbsea.com website. The Company did not recognize a return on FHLB stock, included in equity securities, on its Consolidated Statement of Financial Condition and Consolidated Statements of Income for the three months ended December 31, 2005.

Total Interest Expense. Total interest expense increased $1.6 million, or 47.4%, from $3.4 million for the three months ended December 31, 2004 to $5.0 million for the three months ended December 31, 2005. The following table compares detailed average balances and associated costs for the three months ended December 31, 2005 and 2004:

                                               For the Three Months Ended December 31,
                                     ---------------------------------------------------------
                                                 2005                          2004
                                     ---------------------------   ---------------------------
                                        Average                       Average
                                        Balance        Costs          Balance         Costs
                                     ------------   ------------   ------------   ------------
                                                       (Dollars in Thousands)
Savings, checking and
     money market accounts           $    225,365           1.44 % $    225,712           0.66 %
Certificates of deposit                   241,868           3.63        203,696           2.92
FHLB advances and other borrowings        172,190           4.42        153,079           3.82
Securities sold under agreements
     to repurchase                          6,863           3.15         14,012           1.14
                                     ------------   ------------   ------------   ------------
Total interest-bearing liabilities   $    646,286           3.07 % $    596,499           2.26 %
                                     ============   ============   ============   ============

Certificates of deposit interest expense increased as a result of average balance growth and an increase in the average cost as a result of eight month, 11 month and 27 month certificate of deposit specials offered by the Bank to fund loan growth.

The increase in interest expense for FHLB advances and other borrowings is a result of the increase in the average balance as a result of utilizing these sources of funds to fund loan growth that is not covered by deposits, as well as an increase in the cost of these funds.

Interest expense on securities sold under agreements to repurchase increased for the three months ended December 31, 2005 as a result of the increase in the cost partially offset by the decrease in average balance.

Provision for Loan Losses. As a result of the Bank's evaluation of its allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses decreased $48,000, or 10.2%, to $422,000 for the three months ended December 31, 2005 from $470,000 for the three months ended December 31, 2004. The decrease in provision for loan losses was the result of a larger increase in commercial real estate and construction lending in the three months ended December 31, 2004 compared to the same period in 2005. These loans have greater credit risk than residential real estate loans and as a result have a higher rate for the provision for loan losses.

Non-interest Income. Total non-interest income increased $363,000, or 25.4%, from $1.4 million for the three months ended December 31, 2004 to $1.8 million for the three months ended December 31, 2005. The following table summarizes the components of non-interest income for the three months ended December 31, 2005 and 2004:

                                              For the Three Months Ended
                                                    December 31,              Dollar       Percentage
                                             ---------------------------     Increase       Increase
                                                 2005           2004        (Decrease)     (Decrease)
                                             ------------   ------------   ------------   ------------
                                                                (Dollars in Thousands)
Gain on sale of loans                        $        474   $        216   $        258         119.44 %
Recovery of mortgage servicing rights, net             69             44             25          56.82
Servicing fees, commissions and other               1,251          1,171             80           6.83
                                             ------------   ------------   ------------   ------------
Total non-interest income                    $      1,794   $      1,431   $        363          25.37 %
                                             ============   ============   ============   ============

Gain on sale of loans increased $258,000, or 119.4%, to $474,000 for the three months ended December 31, 2005 from $216,000 for the three months ended December 31, 2004. This increase is attributable to the increase in volume of residential real estate loans sold to the secondary market.

Non-interest Expense. Total non-interest expense increased $656,000, or 11.1%, from $5.9 million for the three months ended December 31, 2004 to $6.6 million for the three months ended December 31, 2005. The following table summarizes the components of non-interest expense for the three months ended December 31, 2005 and 2004:

                                                   For the Three Months
                                                    Ended December 31,           Dollar       Percentage
                                                ---------------------------     Increase       Increase
                                                    2005           2004        (Decrease)     (Decrease)
                                                ------------   ------------   ------------   ------------
                                                                 (Dollars in Thousands)
   Compensation and employee related benefits   $      3,757   $      3,680   $         77           2.09 %
   Professional fees                                     377            207            170          82.13
   Other                                               2,418          2,009            409          20.36
                                                ------------   ------------   ------------   ------------
         Total non-interest expense             $      6,552   $      5,896   $        656          11.13 %
                                                ============   ============   ============   ============

Compensation and employee related benefits increased $77,000, or 2.1%, from $3.7 million for the three months ended December 31, 2004 to $3.8 million for the three months ended December 31, 2005. The increase is a result of new employees that were added to staff the Bank's new loan production office for mortgage real estate lending that opened in Nampa, Idaho in October 2004 and regular annual compensation increases for employees during the year.

Professional fees increased as a result of additional services required to comply with additional regulations, such as compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") compliance, and certifications on management's assessments on internal controls.

Income Taxes. Income tax expense increased $436,000, or 80.4%, from $542,000 for the three months ended December 31, 2004 to $1.0 million for the three months ended December 31, 2005. The effective tax rates for the three months ended December 31, 2005 and 2004 were 31.1% and 26.2%, respectively. The increase in the effective tax rate is attributable to an increase in income without a corresponding increase in tax-exempt income.

Comparison of Operating Results for the Nine Months Ended December 31, 2005 and 2004

General. Net income increased $1.6 million, or 33.2%, from $4.7 million ($0.81 per share - basic, $0.78 per share - diluted) for the nine months ended December 31, 2004 to $6.3 million ($1.07 per share - basic, $1.04 per share - diluted) for the nine months ended December 31, 2005. The increase in net income is a result of increases in net interest income of $4.1 million and in non-interest income of $640,000, partially offset by increases in the provision for loan losses of $522,000, non-interest expense of $1.6 million, and income tax expense of $1.0 million.

Net Interest Income. Net interest income increased $4.1 million, or 20.3%, from $20.3 million for the nine months ended December 31, 2004 to $24.4 million for the nine months ended December 31, 2005. Increases in the tax effected yield on interest-earning assets and the average balance on interest-earning assets were partially offset by increases in the cost of total deposits and borrowed funds and the average balance on total deposits and borrowed funds. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated tax effected yields, and interest rate spread, for the nine months ended December 31, 2005 and 2004:

                                               For the Nine Months Ended December 31,
                                    -----------------------------------------------------------
                                               2005                            2004
                                    ---------------------------     ---------------------------
                                      Average         Yield/          Average         Yield/
                                      Balance          Cost           Balance          Cost
                                    ------------   ------------     ------------   ------------
                                                        (Dollars in Thousands)
Total interest-earning assets       $    750,005           7.06 %   $    652,741           6.33 %
Total deposits and borrowed funds        746,066           2.51          651,525           1.95
                                                   ------------                    ------------
Interest rate spread                                       4.55 %                          4.38 %
                                                   ============                    ============

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

Total Interest Income. Total interest income increased $8.6 million, or 29.0%, from $29.8 million for the nine months ended December 31, 2004 to $38.4 million for the nine months ended December 31, 2005. The following table compares detailed average earning asset balances, and associated tax effected yields for the nine months ended December 31, 2005 and 2004:

                                           For the Nine Months Ended December 31,
                                -----------------------------------------------------------
                                           2005                             2004
                                ---------------------------     ---------------------------
                                   Average                         Average
                                   Balance        Yield            Balance         Yield
                                ------------   ------------     ------------   ------------
                                                     (Dollars in Thousands)
Loans receivable, net           $    598,775           7.57 %   $    492,753           6.68 %
Loans held for sale                    6,810           4.82            5,334           5.40
Securities                           106,233           5.12          116,192           5.07
Other earning assets                  38,187           4.89           38,462           5.70
                                ------------   ------------     ------------   ------------
Total interest-earning assets   $    750,005           7.06 %   $    652,741           6.33 %
                                ============   ============     ============   ============

Interest income from loans receivable increased as a result of loan growth as well as an increase in the yield on loans receivable from rising interest rates. The commercial real estate loans and construction loans were the primary areas of growth. The tax effected yield on commercial loans increased from 6.31% during the nine months ended December 31, 2004 to 7.58% during the nine months ended December 31, 2005. The yield on construction loans increased from 8.18% during the nine months ended December 31, 2004 to 9.59% during the nine months ended December 31, 2005.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities, partially offset by a higher average yield.

The decrease in interest income on other interest-earning assets is the result of no dividends received from FHLB stock, included in equity securities, for the nine months ended December 31, 2005 compared to $305,000 for the nine months ended December 31, 2004. Since May 18, 2005, the FHLB of Seattle suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the fhlbsea.com website. The Company did not recognize a return on FHLB stock, included in equity securities, on its Consolidated Statement of Financial Condition and Consolidated Statements of Income for the nine months ended December 31, 2005.

Total Interest Expense. Total interest expense increased $4.6 million, or 47.3%, from $9.5 million for the nine months ended December 31, 2004 to $14.1 million for the nine months ended December 31, 2005. The following table compares detailed average balances and associated costs for the nine months ended December 31, 2005 and 2004:

                                                For the Nine Months Ended December 31,
                                     -----------------------------------------------------------
                                                2005                             2004
                                     ---------------------------     ---------------------------
                                        Average                         Average
                                        Balance        Costs            Balance         Costs
                                     ------------   ------------     ------------   ------------
                                                        (Dollars in Thousands)
Savings, checking and
     money market accounts           $    223,491           1.24 %   $    216,930           0.65 %
Certificates of deposit                   241,250           3.40          200,050           2.78
FHLB advances and other borrowings        183,451           4.12          147,729           3.83
Securities sold under agreements
     to repurchase                          8,663           2.52           14,727           0.58
                                     ------------   ------------     ------------   ------------
Total interest-bearing liabilities   $    656,855           2.85 %   $    579,436           2.20 %
                                     ============   ============     ============   ============

The increase in the average balance of total savings, checking, and money market accounts is a result of management's focus to increase core deposit accounts as part of the Company's operating strategy. Certificates of deposit increased as a result of eight month, 11 month and 27 month certificate of deposit specials offered by the Bank to fund loan growth.

The increase in interest expense for FHLB advances and other borrowings is a result of the increase in the average balance as a result of utilizing these sources of funds to fund loan growth that is not covered by deposits, as well as an increase in the cost of these funds.

Interest expense on securities sold under agreement to repurchase increased for the nine months ended December 31, 2005 as a result of the increase in cost partially offset by the decrease in average balance for the period.

Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses increased $522,000, or 50.2%, to $1.6 million for the nine months ended December 31, 2005 from $1.0 million for the nine months ended December 31, 2004. The increase in provision for loan losses is a result of loan growth, mostly in commercial real estate and construction lending, which have greater credit risk than residential real estate loans and as a result have a higher rate for the provision for loan losses. Total loans receivable increased $82.5 million, or 15.3%. Commercial and construction loans increased $75.9 million, or 25.1% from December 31, 2004 to December 31, 2005.

Non-interest Income. Total non-interest income increased $640,000, or 14.0%, from $4.6 million for the nine months ended December 31, 2004 to $5.2 million for the nine months ended December 31, 2005. The following table summarizes the components of non-interest income for the nine months ended December 31, 2005 and 2004:

                                                 For the Nine Months
                                                  Ended December 31,          Dollar        Percentage
                                             ---------------------------     Increase        Increase
                                                 2005           2004        (Decrease)      (Decrease)
                                             ------------   ------------   ------------    ------------
                                                               (Dollars in Thousands)
Gain on sale of loans                        $      1,285   $        874   $        411           47.03 %
Recovery of mortgage servicing rights, net             44             67            (23)         (34.33)
Servicing fees, commissions and other               3,888          3,636            252            6.93
                                             ------------   ------------   ------------    ------------
Total non-interest income                    $      5,217   $      4,577   $        640           13.98 %
                                             ============   ============   ============    ============

Gain on sale of loans increased $411,000, or 47.0%, to $1.3 million for the nine months ended December 31, 2005 from $874,000 for the nine months ended December 31, 2004. This increase is attributable to the increased volume of residential real estate loans sold to the secondary market.

Non-interest Expense. Total non-interest expense increased $1.6 million, or 9.5%, from $17.3 million for the nine months ended December 31, 2004 to $18.9 million for the nine months ended December 31, 2005. The following table summarizes the components of non-interest expense for the nine months ended December 31, 2005 and 2004:

                                                    For the Nine Months
                                                     Ended December 31,          Dollar       Percentage
                                                ---------------------------     Increase       Increase
                                                    2005           2004        (Decrease)     (Decrease)
                                                ------------   ------------   ------------   ------------
                                                                  (Dollars in Thousands)
   Compensation and employee related benefits   $     11,125   $     10,522   $        603           5.73 %
   Professional fees                                     914            500            414          82.80
   Advertising                                           507            390            117          30.00
   Other                                               6,392          5,882            510           8.67
                                                ------------   ------------   ------------   ------------
         Total non-interest expense             $     18,938   $     17,294   $      1,644           9.51 %
                                                ============   ============   ============   ============

Compensation and related benefits increased $603,000, or 5.7%, from $10.5 million for the nine months ended December 31, 2004 to $11.1 million for the nine months ended December 31, 2005. The increase is a result of the new loan production office for mortgage real estate lending that opened in Nampa, Idaho in October 2004 and regular annual compensation increases for employees during the year. The Company also incurred an additional expense during the nine months ended December 31, 2005 as a result of a severance payment made in connection with the Company's acquisition of Oregon Trail in 2003. The severance payment was made to an individual in accordance with the terms of the merger agreement between the Company and Oregon Trail.

Professional fees increased as a result of additional services required to comply with additional regulations, such as compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act, FDICIA compliance, and certifications on management's assessments on internal controls.

Advertising expenses increased due to sponsorship of community events and a spring image campaign for public relations and deposit program in Oregon incurred during the nine months ended December 31, 2005.

Income Taxes. Income tax expense increased $1.0 million, or 57.5%, from $1.8 million for the nine months ended December 31, 2004 to $2.8 million for the nine months ended December 31, 2005. The effective tax rates for the nine months ended December 31, 2005 and 2004 were 31.0% and 27.6%, respectively. The increase in the effective tax rate is attributable to an increase in income without a corresponding increase in tax-exempt income.

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


The aggregate amounts of the Bank's classified assets at December 31, 2005 and March 31, 2005 were as follows:

                                                  At December 31, At March 31,
                                                       2005           2005
                                                   ------------   ------------
                                                         (In Thousands)
         Doubtful:
           Consumer                                $         33   $         17
                                                   ------------   ------------
         Total doubtful                                      33             17
                                                   ------------   ------------

         Substandard:
           Consumer                                         415            251
           Residential                                      755            595
           Commercial non-real estate                     2,915          1,483
           Commercial real estate                         1,179          1,486
           Real estate owned                                 --            603
           Repossessed assets                                35             18
           Credit cards                                       1             --
           Overdrawn checking accounts                       78             56
                                                   ------------   ------------
         Total substandard                                5,378          4,492
                                                   ------------   ------------

         Total classified assets                   $      5,411   $      4,509
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

                                                    Three Months Ended                             Three Months Ended
                                                     December 31, 2005                              December 30, 2004
                                         -------------------------------------------    -------------------------------------------
                                                         Interest         Average                       Interest         Average
                                            Average         And            Yield/         Average          And            Yield/
                                            Balance      Dividends        Cost (1)        Balance       Dividends        Cost (2)
                                         ------------   ------------    ------------    ------------   ------------    ------------
                                                                         (Dollars in Thousands)
      Interest-earning assets (3):
      Loans receivable, net              $    608,671   $     11,826            7.79%   $    509,922   $      8,691            6.85%
      Loans held for sale                       7,152             53            2.96           4,811             56            4.66
      Securities                              103,107          1,105            5.14         115,707          1,273            4.92
      Other earning assets                     37,761            303            5.22          38,357            349            5.43
                                         ------------   ------------    ------------    ------------   ------------    ------------
      Total interest-earning assets           756,691         13,287            7.26         668,797         10,369            6.42
                                                        ------------    ------------                   ------------    ------------

      Non-interest-earning assets              68,446                                         81,031
                                         ------------                                   ------------
      Total assets                       $    825,137                                   $    749,828
                                         ============                                   ============

      Interest-bearing liabilities:
      Savings, checking and money
         market accounts                 $    225,365            814            1.44    $    225,712            374            0.66
      Certificates of deposit                 241,868          2,193            3.63         203,696          1,489            2.92
                                         ------------   ------------    ------------    ------------   ------------    ------------
      Total deposits                          467,233          3,007            2.57         429,408          1,863            1.74

      FHLB advances and other
          borrowings                          172,190          1,902            4.42         153,079          1,462            3.82
      Securities sold under agreements
          to repurchase                         6,863             54            3.15          14,012             41            1.14
                                         ------------   ------------    ------------    ------------   ------------    ------------
      Total interest-bearing
          liabilities                         646,286          4,963            3.07         596,499          3,366            2.26
                                                        ------------                                   ------------
      Total non-interest-bearing
         deposits                              93,422                           0.00          74,926                           0.00
                                         ------------                   ------------    ------------                   ------------
      Total deposits and borrowed
          funds                               739,708                           2.68         671,425                           2.01
                                                                        ------------                                   ------------
      Non-interest-bearing
          liabilities                           8,374                                          7,207
                                         ------------                                   ------------
      Total liabilities                       748,082                                        678,632
      Total stockholders' equity               77,055                                         71,196
                                         ------------                                   ------------

      Total liabilities and
         stockholders' equity            $    825,137                                   $    749,828
                                         ============                                   ============

      Net interest income                               $      8,324                                   $      7,003
                                                        ============                                   ============

      Interest rate spread                                                      4.58%                                          4.41%
                                                                        ============                                   ============

      Net interest margin                                       4.63%                                          4.40%
                                                        ============                                   ============

See next page for referenced notes.

                                                     Nine Months Ended                              Nine Months Ended
                                                     December 31, 2005                              December 31, 2004
                                         -------------------------------------------    -------------------------------------------
                                                         Interest         Average                       Interest         Average
                                            Average         And            Yield/         Average          And            Yield/
                                            Balance      Dividends        Cost (4)        Balance       Dividends        Cost (5)
                                         ------------   ------------    ------------    ------------   ------------    ------------
                                                                         (Dollars in Thousands)
      Interest-earning assets (3):
      Loans receivable, net              $    598,775   $     33,894            7.57%   $    492,753   $     24,573            6.68%
      Loans held for sale                       6,810            246            4.82           5,334            216            5.40
      Securities                              106,233          3,416            5.12         116,192          3,871            5.07
      Other earning assets                     38,187            869            4.89          38,462          1,131            5.70
                                         ------------   ------------    ------------    ------------   ------------    ------------
      Total interest-earning assets           750,005         38,425            7.06         652,741         29,791            6.33
                                                        ------------    ------------                   ------------    ------------

      Non-interest-earning assets              79,655                                         76,400
                                         ------------                                   ------------
      Total assets                       $    829,660                                   $    729,141
                                         ============                                   ============

      Interest-bearing liabilities:
      Savings, checking and money
         market accounts                 $    223,491          2,076            1.24    $    216,930          1,057            0.65
      Certificates of deposit                 241,250          6,146            3.40         200,050          4,176            2.78
                                         ------------   ------------    ------------    ------------   ------------    ------------
      Total deposits                          464,741          8,222            2.36         416,980          5,233            1.67

      FHLB advances and other
        borrowings                            183,451          5,670            4.12         147,729          4,244            3.83
      Securities sold under agreements
          to repurchase                         8,663            164            2.52          14,727             64            0.58
                                         ------------   ------------    ------------    ------------   ------------    ------------
      Total interest-bearing
          liabilities                         656,855         14,056            2.85         579,436          9,541            2.20
                                                        ------------                                   ------------
      Total non-interest-bearing
         deposits                              89,211                           0.00          72,089                           0.00
                                         ------------                   ------------    ------------                   ------------
      Total deposits and borrowed
          funds                               746,066                           2.51         651,525                           1.95
                                                                        ------------                                   ------------
      Non-interest-bearing
          liabilities                           8,209                                          7,179
                                         ------------                                   ------------
      Total liabilities                       754,275                                        658,704
      Total stockholders' equity               75,385                                         70,437
                                         ------------                                   ------------

      Total liabilities and
         stockholders' equity            $    829,660                                   $    729,141
                                         ============                                   ============

      Net interest income                               $     24,369                                   $     20,250
                                                        ============                                   ============

      Interest rate spread                                                      4.55%                                          4.38%
                                                                        ============                                   ============

      Net interest margin                                       4.56%                                          4.38%
                                                        ============                                   ============

(1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the three months ended December 31, 2005 was $443,000. Excluding this tax effect, average yields on net loans receivable would have been 7.72%, securities would have been 4.29%, and other earning assets would have been 3.21%. Excluding this tax effect, yield on total interest-earning assets would have been 7.02%, interest rate spread would have been 4.34%, and net interest margin would have been 4.40%.

(2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the three months ended December 31, 2004 was $360,000. Excluding this tax effect, average yields on net loans receivable would have been 6.80%, securities would have been 4.40%, and other earning assets would have been 3.64%. Excluding this tax effect, yield on total interest-earning assets would have been 6.20%, interest rate spread would have been 4.19% and the net interest margin would have been 4.19%.

(3) Does not include interest on loans more than 90 days past due or non accruing loans.

(4) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the nine months ended December 31, 2005 is $1.3 million. Excluding this tax effect, average yields on net loans receivable would have been 7.52%, securities would have been 4.29%, and other earning assets would have been 3.03%. Excluding this tax effect, yield on total interest-earning assets would have been 6.83%, interest rate spread would have been 4.32%, and the net interest margin would have been 4.33%.

(5) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the nine months ended December 31, 2004 was $1.2 million. Excluding this tax effect, average yields on net loans receivable would have been 6.64%, securities would have been 4.44%, and other earning assets would have been 3.92%. Excluding this tax effect, yield on total interest-earning assets would have been 6.09%, interest rate spread would have been 4.14% and the net interest margin would have been 4.14%.


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

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, borrowings from US Bank, and borrowings from the Portland Branch Office of the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. See the Company's Consolidated Statement of Cash Flows to assist in analyzing its liquidity position.

The primary investing activity of the Company is the origination of loans. During the nine months ended December 31, 2005, the Company originated loans based upon new production of $439.5 million. Proceeds from maturity and sale of securities provided $8.2 million and $15.3 million for the nine months ended December 31, 2005 and 2004, respectively. Proceeds from the sale of loans provided $78.6 million for the nine months ended December 31, 2005 and $65.8 million for the nine months ended December 31, 2004.

The primary financing activities of the Company are customer deposits, brokered deposits and FHLB advances. As indicated on the Company's Consolidated Statement of Cash Flows, deposits provided $35.2 million for the nine months ended December 31, 2005. Deposits increased $11.8 million for the nine months ended December 31, 2004. In addition, the Company maintains a credit facility with the FHLB, which provides for immediately available advances. FHLB advances totaled $173.6 million at December 31, 2005 and $184.1 million at December 31, 2004. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. The Company also maintains an additional credit facility of $3.5 million with US Bank. There were outstanding balances of $3.3 million at December 31, 2005, and $2.5 million outstanding at December 31, 2004 under this facility. The Bank maintains an additional credit facility of $20.0 million with US Bank and a credit facility with the Portland Branch Office of the Federal Reserve Bank of San Francisco. There were no outstanding balances under these facilities at December 31, 2005 and December 31, 2004. The Bank also has used other sources of funding when the need arises: brokered certificates of deposit (up to 15% of assets under current Board policy) and the national certificate of deposit markets. As of December 31, 2005 and December 31, 2004, there were brokered certificates of deposits of $44.6 million and $29.7 million, respectively. As of December 31, 2005, there were $40.8 million of FHLB advances that were callable.

At December 31, 2005, the Company held cash and cash equivalents of $23.7 million. In addition, at this date, $48.4 million of the Company's investment and mortgage-backed securities were classified as available-for-sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At December 31, 2005, the Company had loan commitments totaling $138.7 million, undisbursed lines of credit totaling $90.0 million, and undisbursed credit card line commitments totaling $10.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2005 totaled $162.4 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of December 31, 2005, the Bank was in compliance with all regulatory capital requirements effective as of that date.

The Bank's actual regulatory capital amounts and ratios at December 31, 2005 and March 31, 2005 are presented in the table below:

                                                                                                 To Be Well Capitalized
                                                                                                       Under Prompt
                                                                         Capital Adequacy           Corrective Action
                                                                             Purposes                   Provisions
                                                                      -----------------------    -----------------------
                                             Actual                     Actual                     Actual
                                             Amount       Ratio         Amount        Rate         Amount        Rate
                                           ----------   ----------    ----------   ----------    ----------   ----------
December 31, 2005                                                       (Dollars in Thousands)

Tier 1 capital (to average assets)         $   58,332          7.3%   $   31,963          4.0%   $   39,953          5.0%
Tier 1 capital (to risk-weighted assets)       58,332          9.8%       23,809          4.0%       35,713          6.0%
Total capital (to risk-weighted assets)        68,773         11.6%       47,430          8.0%       59,287         10.0%

March 31, 2005

Tier 1 capital (to average assets)         $   51,006          6.7%   $   30,451          4.0%   $   38,064          5.0%
Tier 1 capital (to risk-weighted assets)       51,006          9.0%       22,669          4.0%       34,004          6.0%
Total capital (to risk-weighted assets)        58,063         10.3%       45,097          8.0%       56,372         10.0%


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at December 31, 2005 consisted of the following:

                                                                         One Year to      Three Years to
                                                      Less than One    Less than Three    Less than Five    Five Years and
                                        Total              Year             Years             Years             Greater
                                     ------------      ------------      ------------      ------------      ------------
                                                                        (In Thousands)
Maturities of FHLB advances and
   other borrowings                  $    179,992      $    114,139      $     12,876      $     26,988      $     25,989
Operating leases future minimum
   rental payments                   $        411      $        209      $        202      $         --      $         --


Other commitments at December 31, 2005 consisted of the following:

                                                                                  One Year to      Three Years to
                                                               Less than One    Less than Three    Less than Five    Five Years and
                                                 Total              Year             Years             Years             Greater
                                              ------------      ------------      ------------      ------------      ------------
                                                                                 (In Thousands)
Undisbursed loan commitments                  $    138,712      $     81,848      $     41,089      $        800      $     14,975
Undisbursed credit card line commitments      $     10,323      $     10,323      $         --      $         --      $         --
Lines of credit                               $     89,958      $     59,250      $      9,658      $      4,458      $     16,592
Standby letters of credit                     $      7,802      $      7,208      $        594      $         --      $         --
Forward contracts on residential sold loans   $        239      $        239      $         --      $         --      $         --

The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts are one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $1.7 million for the nine months ended December 31, 2005. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Form 10-K filing with the SEC on June 17, 2005, covering the fiscal year ended March 31, 2005.



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



Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds


Issuer Purchases of Equity Securities

                                                                                                           Maximum
                                                                                                          Number of
                                                                                                            Shares
                                                                                      Total Number of      that May
                                                                                      Shares Purchased      yet be
                                                   Total Number        Average          as Part of        Purchased
                                                    of Shares         Price Paid         Publicly         Under the
                  Period                            Purchased         per Share       Announced Plan       Plan(1)
---------------------------------------------       ---------         ---------      ----------------     ---------
October 1, 2005 - October 31, 2005                         --         $      --                   --         95,366 (2)

November 1, 2005 - November 30, 2005                                                                         95,366

December 1, 2005 - December 31, 2005                       --                --                   --         95,366
                                                    ---------         ---------      ---------------      ---------

TOTAL                                                      --         $      --                   --         95,366
                                                    =========         =========      ===============      =========

(1) These shares do not reflect the increased shares issued at the close of business on February 9, 2006 as a result of a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock.

(2) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 147,866 shares of the Company's outstanding common stock. As of December 31, 2005, 52,500 shares had been repurchased under this program.


Item 3 - Defaults Upon Senior Securities

     Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits
                  3.1 (a)  Articles of Incorporation of the Registrant (1)
                  3.1 (b)  Amendment to the Articles of Incorporation (2)
                  3.2 (a)  Bylaws of the Registrant (1)
                  3.2 (b) Bylaws Amendment adopted by the Board of Directors on May 23, 2002 (3)
                  10.1     Employment Agreement between FirstBank Northwest,
                           FirstBank NW Corp. and Clyde E. Conklin
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank NW Corp. and Larry K. Moxley
                  10.3     Salary Continuation Agreement between FirstBank
                           Northwest and Clyde E. Conklin
                  10.4 Salary Continuation Agreement between FirstBank Northwest and Larry K. Moxley
                  10.5 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Richard R. Acuff(4)
                  10.6 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Terence A. Otte (2)
                  10.7 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Donn L. Durgan (2)
                  10.8     FirstBank Northwest Executive Non-Qualified
                           Retirement Plan
                  10.9     FirstBank Northwest Deferred Compensation Plan
                  31.1 Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2 Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000 filed on June 19, 2000.
     (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005.
     (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed on June 26, 2002.
     (4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRSTBANK NW CORP.


DATED:  February 13, 2006         BY: /s/ CLYDE E. CONKLIN
                                      -------------------------------------
                                      Clyde E. Conklin
                                      President and Chief Executive Officer


                                  BY: /s/ LARRY K. MOXLEY
                                      -------------------------------------
                                      Larry K. Moxley
                                      Secretary and Chief Financial Officer

         EXHIBIT INDEX


              10.1     Employment Agreement between FirstBank Northwest,
                       FirstBank NW Corp. and Clyde E. Conklin
              10.2     Employment Agreement between FirstBank Northwest,
                       FirstBank NW Corp. and Larry K. Moxley
              10.3 Salary Continuation Agreement between FirstBank Northwest and Clyde E. Conklin
              10.4 Salary Continuation Agreement between FirstBank Northwest and Larry K. Moxley
              10.8     FirstBank Northwest Executive Non-Qualified Retirement
                       Plan
              10.9     FirstBank Northwest Deferred Compensation Plan
              31.1 Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              31.2 Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32.1 Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              32.2 Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002