Form 10-K
period 2006-03-31
FIRSTBANK NW CORP
filed 2006-05-30
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number: 0-22435

                               FIRSTBANK NW CORP.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)

               Washington                                        84-1389562
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)

                  1300 16th Avenue, Clarkston, Washington 99403
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            (509) 295-5100
                                                               --------------
Securities registered under Section 12(b) of the Act:                None
                                                                     ----
Securities registered under Section 12(g) of the Act:    Common Stock, par value
                                                         -----------------------
                                                              $.01 per share
                                                              --------------
                                                             (Title of class)
                                                             ----------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [ ] Yes [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date: Common Stock 5,930,712 shares outstanding on April 30, 2006.

The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the registrant was $72.9 million based on the last reported sale price of the registrant's common stock on the Nasdaq National Market on September 30, 2005.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                               FIRSTBANK NW CORP.
                                Table of Contents


                                                                            Page
                                                                            ----
PART I
     Item  1.    Business                                                     4
     Item 1A.    Risk Factors                                                34
     Item  2.    Properties                                                  37
     Item  3.    Legal Proceedings                                           38
     Item  4.    Submission of Matters to a Vote of Security Holders         38

PART II
     Item  5.    Market for Registrant's Common Equity, Related
                  Stockholders Matters and Issuer Purchases of Equity
                  Securities                                                 39
     Item  6.    Selected Financial Data                                     41
     Item  7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        43
     Item  7A.   Quantitative and Qualitative Disclosures about Market Risk  60
     Item  8.    Financial Statements and Supplementary Data                 61
     Item  9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        61
     Item 9A.    Control and Procedures                                      61
     Item 9B.    Other Information                                           61

PART III
     Item 10.    Directors and Executive Officers of the Registrant          62
     Item 11.    Executive Compensation                                      62
     Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                 62
     Item 13.    Certain Relationships and Related Transactions              63
     Item 14.    Principal Accounting Fees and Services                      63

PART IV
     Item 15.    Exhibits and Financial Statement Schedules                  64

Signatures                                                                   65

PART I

Item 1.  Business
-----------------

General

         FirstBank NW Corp. (formerly known as FirstBank Corp.) ("Company"), a Washington corporation, was organized in Delaware in March 1997 to become the holding company for FirstBank Northwest (formerly known as First Federal Bank of Idaho, a Federal Savings Bank) ("Bank") upon the Bank's conversion from mutual to stock form ("Conversion"). The Company completed the Conversion and initial public offering on July 1, 1997 through the sale of 3,967,500 shares of common stock at $5.00 per share.

         The Bank is a Washington-chartered state savings bank located in Clarkston, Washington. The Bank was formed as an Idaho mutual savings and loan association in 1920, converted to a federal mutual savings and loan association in 1935 and adopted the federal mutual savings bank charter in 1990. In July 1997, the Bank relocated its main office to Clarkston, Washington and on January 30, 1998, converted to a Washington-chartered savings bank. The Bank is currently regulated by the State of Washington, its primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits have been federally insured since 1933 and are insured up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1933.

         The Bank is a community-oriented financial institution, operating in one business segment that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage, commercial, and agricultural real estate loans within the Bank's market area. The Bank also is active in originating construction, and consumer and other non-real estate loans. The Bank has adopted a mortgage banking strategy pursuant to which it generally sells a majority of the residential mortgage loans it originates.

Business Combination

         On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. ("Oregon Trail") and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank ("Pioneer Bank"), for approximately $36.5 million in cash and 2,960,128 shares of the Company's common stock for consideration of the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. As a result of the issuance of common stock for the acquisition, the Company's common stock increased $14,800 and additional paid in capital increased $33.2 million. The Company's additional paid in capital increased by an additional $4.6 million as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition. The acquisition doubled the Company's asset size and its outstanding common stock.

         The Company's strategic objective is to utilize capital to support organic growth, with growth through acquisition as a longer term strategy. Oregon Trail was an attractive candidate because its operations and business strategies complemented those of the Company. Oregon Trail also offered the Company the opportunity to expand into a new market area that was geographically contiguous to the Company's existing market areas with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which was shared by the Company. In fiscal year 2005, integration of the core processing system platform was completed and the Company now operates under one operating system.

Market Area

         FirstBank's general market area includes northern Idaho, eastern Washington, and eastern Oregon, as well as Ada and Canyon Counties in southwestern Idaho. The Bank's administrative offices are located in Clarkston, Washington. The Bank operates 20 full-service offices located in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Post Falls, Hayden, and Boise, Idaho, in Clarkston, Spokane, and Liberty Lake, Washington, and in Baker City, La Grande, Island City, Ontario, Vale, John Day, Burns, Enterprise, and Pendleton, Oregon. The Bank also operates five real estate loan production centers located in Lewiston, Coeur d'Alene, Boise, and Nampa, Idaho and Baker City, Oregon and five commercial and agricultural production centers located in Lewiston, Coeur d'Alene, and Boise, Idaho, Spokane, Washington and Baker City, Oregon. Most of the Bank's depositors reside in the communities surrounding the Bank's offices. The majority of the Bank's loans are made to borrowers in the counties where the Bank's offices are located or in the surrounding counties.

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

         The market area in eastern Oregon is largely rural, with most of the farms and ranches being relatively small and family owned. Major employers in this market area include Confederated Tribes of the Umatilla Indians, Eastern Oregon Correctional Institute, Fleetwood Homes, U.S. Forest Service, Bureau of Land Management, Snake River Correctional Institute, Oregon Department of Transportation, Ore-Ida Foods, Powder River Correctional Facility, Treasure Valley Community College, Eastern Oregon University, regional hospitals, local school districts and local government.

         Lewiston, Idaho serves as the regional center for state government. The economy of Lewiston, in Nez Perce County, is connected to that of Clarkston, Washington, which is separated from Lewiston by the Snake River. The Lewis-Clark Valley has a population of approximately 58,000. Forest products and agriculture are the dominant industries in the Lewiston-Clarkston area. Medical services, light manufacturing and tourism have helped maintain the economy in recent years. Moscow, Idaho, in Latah County, has a population of approximately 22,000 and the county has a population of approximately 35,000. Agriculture and higher education are the primary industries in Moscow. The University of Idaho is located in Moscow and is the city's largest employer. Pullman, Washington, located eight miles to the west of Moscow, is the home of Washington State University and Schweitzer Engineering Laboratories, two of the area's largest employers. Grangeville, Idaho, in Idaho County, has an economy based primarily on agriculture, forest products and the U.S. Forest Service. Tourism has become increasingly important to the Grangeville economy in recent years.

         Coeur d'Alene, located in Kootenai County, Idaho is the largest city in Northern Idaho, with a population of approximately 38,000. Kootenai County has approximately 128,000 residents. Healthcare, manufacturing, construction and tourism are the major industries of this region. Coeur d'Alene has experienced significant growth in the past ten years, primarily as a result of in-migration and growth in the healthcare, retail trade, manufacturing, and tourism industries. Real estate activity has been high with a large amount of new home construction attributable to the population growth. The Bank's Liberty Lake, Washington branch is located in the rapidly growing I-90 corridor between Coeur d'Alene, Idaho and Spokane, Washington. Spokane is the largest city in eastern Washington with a population of approximately 197,000. Spokane County has a population of approximately 441,000.

         The Boise Metropolitan Statistical Area, which includes Ada and Canyon counties, has a population of approximately 535,000, and is the most densely populated area in the state of Idaho. Boise is Idaho's state capital, the home of Boise State University, and headquarters for a large number of national and international corporations, including Micron Technology, Albertson's Inc, and JR Simplot Corporation, and is the location of a major Hewlett-Packard copier manufacturing facility. Boise is also a regional banking center and home to several major hospital and medical facilities.

Lending Activities

         General. Commercial real estate and commercial non-real estate lending is the principal lending activity of the Bank. The Bank is also active in the origination of conventional mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property as well as construction loans and agricultural real estate and production loans. To a lesser extent, the Bank originates home equity, other consumer, and auto dealer loans. The Bank's net loans receivable totaled $632.5 million at March 31, 2006, representing 74.8% of consolidated total assets.

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated. The Bank had no concentration of loans exceeding 10.0% of total gross loans other than as disclosed below.

                                                                        At March 31,
                            ------------------------------------------------------------------------------------------------------
                                   2006                 2005                 2004                 2003                 2002
                            ------------------   ------------------   ------------------   ------------------   ------------------
                             Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                  (Dollars in Thousands)
Real estate loans:
Residential                 $123,461     19.20%  $117,541     20.55%  $113,016     24.20%  $ 50,692     19.77%  $ 62,234     26.19%
Agricultural                  18,792      2.92     19,434      3.40     18,567      3.98     15,921      6.21     16,264      6.84
Commercial                   201,282     31.30    173,757     30.39    122,132     26.15     68,125     26.58     52,496     22.09
Construction                 108,650     16.89     69,148     12.09     44,536      9.54     30,248     11.80      6,044      2.54
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Total real estate loans      452,185     70.31    379,880     66.43    298,251     63.87    164,986     64.36    137,038     57.66
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

Other loans:
Commercial                    91,628     14.25     92,780     16.23     75,878     16.25     50,603     19.74     55,568     23.38
Home equity                   40,926      6.36     37,806      6.61     24,530      5.25     19,924      7.77     24,832     10.45
Other consumer                39,089      6.08     38,724      6.77     43,425      9.30      7,843      3.06      7,924      3.34
Agricultural operating        19,333      3.00     22,625      3.96     24,876      5.33     13,000      5.07     12,289      5.17
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Total other loans            190,976     29.69    191,935     33.57    168,709     36.13     91,370     35.64    100,613     42.34
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

Total loans receivable       643,161    100.00%   571,815    100.00%   466,960    100.00%   256,356    100.00%   237,651    100.00%
                                      ========             ========             ========             ========             ========

Less:
Unearned loan fees and         2,480                2,460                1,532                1,137                  692
   discounts
Allowance for loan losses      8,138                7,254                6,314                3,414                2,563
                            --------             --------             --------             --------             --------
Loans receivable, net       $632,543             $562,101             $459,114             $251,805             $234,396
                            ========             ========             ========             ========             ========

Loans held for sale         $  3,785             $  3,999             $  5,254             $  5,214             $  3,740
                            ========             ========             ========             ========             ========

Average loan balance:
Residential real estate     $     87             $     77             $     66             $     74             $     75
Agricultural real estate    $    107             $    130             $    121             $    114             $    137
Commercial real estate      $    426             $    363             $    289             $    349             $    338
Construction real estate    $    174             $    127             $    203             $    153             $    143
Other loans                 $     18             $     18             $     24             $     38             $     40


         Residential Real Estate Lending (Mortgage Banking). The Bank is active in the origination of mortgage loans to enable borrowers to purchase or refinance residential real estate. At March 31, 2006, $123.5 million, or 19.2%, of the Bank's total gross loan portfolio consisted of loans secured by residential real estate. The Bank presently originates both adjustable-rate mortgage ("ARM") loans and fixed-rate mortgage loans with maturities of up to 30 years. Substantially all of the Bank's residential mortgage loans are secured by property located in the Bank's primary market area. Very few of the properties securing the Bank's residential mortgage loans are investment properties, second homes or vacation properties. The Bank's conventional mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").

         The Bank sells a majority of the residential mortgage loans it originates primarily to private investors. Currently, most 10 and 15 year first mortgage loans are added to the Bank's portfolio. The remaining loans are sold to Fannie Mae or Freddie Mac. Loans are sold to Freddie Mac and Fannie Mae on a servicing-retained basis, while loans sold to private investors are sold servicing-released. Generally, loans are sold without recourse, although on occasion, the Bank has sold loans with recourse. As of March 31, 2006, the Bank remains contingently liable for approximately $5,000 of loans sold with recourse. At March 31, 2006, the Bank had indemnification agreements with the Federal Housing Administration ("FHA") for two residential mortgage loans insured by FHA. The agreements require the Bank to reimburse FHA for any loss incurred upon foreclosure of these loans and subsequent liquidation of the properties held as collateral. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. See "Loan Originations, Sales and Purchases."

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

         A significant portion of the Bank's ARM loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac, Fannie Mae, or other private investors. The Bank requires that non-conforming loans demonstrate appropriate compensating factors that offset their lack of conformity. Although such loans satisfy the Bank's underwriting requirements, they are "non-conforming" because they do not satisfy property limits, credit requirements, repayment capacities or various other requirements imposed by the secondary market. Accordingly, the Bank's non-conforming loans can be sold only to private investors on a negotiated basis. At March 31, 2006, the Bank's residential loan portfolio included $16.1 million of non-conforming ARM loans. Generally, the Bank's non-conforming ARM loans bear a higher rate of interest than similar conforming ARM loans. The Bank has found that its origination of non-conforming loans has not resulted in increased amounts of nonperforming loans.

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

         Residential Construction Lending. The Bank invests a portion of its loan portfolio in residential construction loans. This activity has been prompted by favorable economic conditions, primarily in Coeur d'Alene and Boise, Idaho, lower long-term interest rates and an increased demand for housing units as a result of the population growth in Idaho. At March 31, 2006, construction loans totaled $108.7 million, or 16.9% of total loans. At that date, the average amount of the Bank's construction loans was approximately $174,000. The largest construction loan in the Bank's portfolio at March 31, 2006 was $2.1 million, and was performing in accordance with its terms. Residential construction loan originations, excluding loans purchased and loan participations, totaled $244.3 million for the year ended March 31, 2006, which constituted 43.7% of total loan originations. During fiscal year 2003, the Bank entered the Boise area and increased the construction loan activity. Originations of construction loans from the Boise loan production office totaled $158.1 million and originations of construction loans from the Coeur d'Alene office totaled $42.6 million during the fiscal year ended March 31, 2006.

         The Bank originates construction loans to professional home builders and to individuals building their primary residences. The Bank also makes loans to builders for the acquisition of building lots. Construction loans made by the Bank to professional home builders include both those with a sales contract or permanent financing in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period (speculative loans). At March 31, 2006, speculative loans totaled $47.9 million, or 44.1% of the total construction loan portfolio. Construction loans to individuals are generally converted to permanent mortgage loans upon completion of the construction period. At March 31, 2006, permanent construction loans to individuals totaled $11.6 million or 10.6% of the total construction loan portfolio.

         At March 31, 2006 and 2005, the composition of the Company's construction loan portfolio was as follows:

                                                                At March 31,
                                             --------------------------------------------------
                                                       2006                       2005
                                             -----------------------    -----------------------
                                               Amount      Percent        Amount      Percent
                                             ----------   ----------    ----------   ----------
                                                             (Dollars in Thousands)
            Speculative construction         $   47,907        44.09%   $   30,850        44.62%
            Presold construction                 37,391        34.42        26,430        38.22
            Permanent construction               11,553        10.63         9,218        13.33
            Land acquisition                     11,799        10.86         2,650         3.83
            Participation construction               --           --            --           --
                                             ----------   ----------    ----------   ----------

            Total                            $  108,650       100.00%   $   69,148       100.00%
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

         Loans to builders for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy permits a maximum loan-to-value ratio of 80%. The Bank maintains a list of major builders and establishes an aggregate credit limit for each major builder based on the builder's financial strength, experience and reputation, and monitors each builder's borrowings on a monthly basis. Each major builder is required to provide the Bank with annual financial statements and other credit information. At March 31, 2006, the Bank had approved 22 major builders, the largest borrowing capacity of which was approximately $7.0 million. At March 31, 2006, the Bank's major builders had total loans of $61.4 million outstanding, and all loans were performing in accordance with their terms. For all builders, the Bank reviews the financial strength and credit of the builder on a loan by loan basis.

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

         Agricultural Lending. Agricultural lending has been an important part of the Bank's lending strategy since the mid-1980s. The Chief Executive Officer, the Chief Operating Officer, and the Vice President of Agricultural Lending have 31 years, 26 years, and 28 years of experience, respectively, in agricultural lending. The existing staff's experience maintains the Bank as one of the most experienced agricultural lenders in the area.

         Agricultural Real Estate Lending. The Bank presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Bank's market area, primarily around Lewiston, Idaho and eastern Oregon. The Bank offers adjustable-rate loans that adjust annually after an initial fixed period of one, three or five years. Such loans generally provide for up to a 25-year term. The Bank also offers fixed-rate loans including secondary marketing loans, which are loans originated and intended for sale in secondary markets and which have an amortization up to 30 years. At March 31, 2006, agricultural real estate loans totaled $18.8 million, or 2.9% of the Bank's total loan portfolio. Agricultural real estate loan originations, excluding loans purchased and loan participations, totaled $2.7 million for the year ended March 31, 2006, which constituted 0.5% of total loan originations.

         Agricultural real estate loans generally are underwritten to Federal Agricultural Mortgage Corporation ("Farmer Mac") standards so as to qualify for sale in the secondary market, although the Bank currently retains most of these loans for its portfolio. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the borrower and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%. At March 31, 2006, the Bank's average agricultural real estate loan was approximately $107,000, and the Bank's largest agricultural real estate loan was $876,000, which was performing according to its terms.

         Agricultural real estate lending provides the Bank the opportunity to earn yields higher than those generally available on standard conforming residential real estate lending. However, agricultural real estate lending involves a greater degree of risk than residential real estate lending. Payments on agricultural real estate loans are dependent on the successful operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Farming in the Bank's market area is generally dry-land farming, with wheat being the primary crop. Accordingly, adverse circumstances affecting the area's wheat crop could have an adverse effect on the Bank's agricultural loan portfolio. Cattle ranching in the Bank's market area consists of cow/calf or yearling operations and a limited number of feed lot operations. Irrigated farming occurs primarily in Malheur County (Ontario) and Umatilla County (Pendleton) areas with primary crops of potatoes and onions. Annual precipitation, favorable growing weather, and commodity prices can substantially impact agricultural economics.

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

         Agricultural Operating Lending. At March 31, 2006, agricultural operating loans totaled $19.3 million, or 3.0% of total loans. Agricultural operating loan originations, excluding loans purchased and loan participations, totaled $6.2 million for the year ended March 31, 2006, which constituted 1.1% of total loan originations. Agricultural operating loans or lines of credit generally are made for a term of one to three years and may be secured or unsecured. Such loans may be secured by a first or second mortgage, or liens on property, vehicles, accounts receivable, crop held or growing crop. Personal guarantees are frequently required for loans made to corporations and their business entities. Payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products, and changes in government regulations and subsidies. Underwriting requires substantial cash working capital and annual production income sufficient to meet payment obligations on an annual basis.

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

         Of the agricultural operating loans originated, excluding loans purchased and loan participations, in fiscal year 2006, operating loans represent 71.8% of total loan originations, equipment loans 13.6%, working capital loans 10.1%, and other loans 4.5%.

         Commercial Real Estate Lending. Commercial real estate lending has become a significant part of the Bank's lending strategy. At March 31, 2006, the Bank's commercial real estate loan portfolio totaled $201.3 million, or 31.3% of total loans. At March 31, 2006, the Bank's commercial real estate loan average size was $426,000 and the largest loan was $6.6 million, which was performing according to its terms. Commercial real estate loan originations, excluding loans purchased and loan participations, totaled $99.7 million for the year ended March 31, 2006, which constituted 17.8% of total loan originations. In connection with the expansion of the Bank's commercial banking activities, the Bank intends to continue commercial real estate lending, subject to market conditions.

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

         Commercial Business Lending. Commercial business lending is important to the Bank's lending strategy. The Bank's real estate relationships have resulted in commercial lending opportunities with these customers. This reflects the Bank's objective to provide its commercial and small business customers with a complete lending and banking relationship. At March 31, 2006, commercial business loans totaled $91.6 million, or 14.3% of the total loan portfolio. At March 31, 2006, the Bank's nonresidential commercial business loan average size was $129,000 and the largest loan was $5.5 million, which was performing according to its terms. Commercial business loan originations, excluding loans purchased and loan participations, totaled $67.8 million for the year ended March 31, 2006, which constituted 12.1% of total loan originations. The Bank presently originates both adjustable-rate and fixed-rate loans secured by equipment, accounts receivable and inventory. Loans secured by accounts receivable and inventory are generally operating lines of credit renewed annually while equipment secured loans are term loans of up to five years. The indices used for adjustable-rate loans are the applicable FHLB index, the applicable LIBOR index, and prime rate as stated in The Wall Street Journal.

         Commercial business lending provides the Bank with an opportunity to receive interest at rates higher than those generally available from residential mortgage loans. However, the collateral for these loans is usually more difficult to evaluate and monitor; therefore, these loans involve a higher degree of risk than commercial real estate or one- to four-family residential mortgage loans. Because loan payments are dependent on cash flow and profitability of the business, and require successful operation and management of the business entity, repayment of such loans may be affected by adverse conditions in the commercial real estate market or the economy. Accordingly, management strength, performance history within the business sector and other financial resources are included in underwriting criteria for commercial business loans. In addition, personal guarantees are typically required to assure those strengths are backing the credit relationship.

         Of the commercial business loans originated, excluding loans purchased and loan participations, in fiscal year 2006, operating loans represent 66.9% of total loan originations, equipment loans 15.8%, working capital loans 1.5%, letters of credit 10.9%, and other loans 4.9%. The Bank also participates in small business and industry guarantee programs that are designed to assist businesses that cannot qualify for conventional financing.

         Consumer and Other Lending. The Bank originates a variety of consumer and other non-mortgage loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2006, the Bank's consumer and other non-mortgage loans totaled approximately $80.0 million, or 12.4% of the Bank's total loans. Consumer and other loan originations, excluding loans purchased and loan participations, totaled $37.1 million for the year ended March 31, 2006, which constituted 6.6% of total loan originations. The Bank's consumer loans consist primarily of secured and unsecured consumer loans, automobile loans, boat loans, recreational vehicle loans, home improvement and equity loans and deposit account loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Bank has marketed more aggressively.

         At March 31, 2006, home equity loans totaled $40.9 million, or 6.4% of the Bank's total loans. The Bank offers both home equity second mortgage loans and lines of credit. The Bank's home equity loans are secured by first or second mortgages on residential real estate located in the Bank's primary market area. Home equity second mortgage loans are generally offered with terms of five or ten years with fixed interest rates and 20 year term loans with adjustable interest rates. Home equity lines of credit generally have adjustable interest rates based on the prime rate. Home equity loans are generally underwritten at 80% loan-to-value including the first mortgage with exceptions granted for demonstrated exceptional financial strength.

         At March 31, 2006, other consumer loans totaled $39.1 million, of which $26.1 million is dealer paper. Dealer paper consists of mainly automobile loans originated indirectly by a network of automobile dealers located in the Bank's market area. Only dealers that have been approved by the Bank and have signed a written agreement with the Bank regarding the purchase of these contracts are eligible for contract purchases. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Bank's. All indirect loans must be approved by specific loan officers of the Bank who have experience with this type of lending. The dealers are paid a premium by the Bank which is amortized over the life of the loan.

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

         Loans Held for Sale. Loans held for sale totaled $3.8 million at March 31, 2006 and $4.0 million at March 31, 2005. Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined on a loan by loan basis. The Bank usually sells loans a short time after originating the loan. The change in loan balances for loans held for sale at a specific time fluctuates with the volume of real estate residential loan originations.

         Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2006 regarding the dollar amount of principal repayments for loans becoming due during the years indicated, excluding loans held for sale. All loans are included in the year in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                             After One    After 5 Years  After 10 Years
                                Within      Year Through     Through        Through        Beyond
                               One Year       5 Years        10 Years       15 Years       15 Years        Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Real estate loans:                                                 (In Thousands)
  Residential                $        204   $      3,848   $     14,883   $     26,148   $     78,378   $    123,461
  Construction                    108,650             --             --             --             --        108,650
  Commercial                       28,831         64,785         19,022         28,471         60,173        201,282
Agricultural                       12,476          6,690          2,837          7,501          8,621         38,125
Commercial non-real estate         44,374         27,824         15,738            297          3,395         91,628
Other loans                         4,675         24,106         46,053          4,295            886         80,015
                             ------------   ------------   ------------   ------------   ------------   ------------
Total loans receivable       $    199,210   $    127,253   $     98,533   $     66,712   $    151,453   $    643,161
                             ============   ============   ============   ============   ============   ============

         The following table sets forth the dollar amount of all loans due after March 31, 2007 that have fixed interest rates and have floating or adjustable interest rates, excluding loans held for sale.

                                                              Floating or
                                                 Fixed        Adjustable
                                                 Rates           Rates
                                              ------------   ------------
Real estate loans:                                   (In Thousands)
  Residential                                 $    106,755   $     16,502
  Commercial                                        15,432        157,019
Agricultural                                         3,810         21,839
Commercial non-real estate                          22,059         25,195
Other loans                                         58,882         16,458
                                              ------------   ------------
Total loans receivable                        $    206,938   $    237,013
                                              ============   ============

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

         Loan Approvals. Residential real estate loans that qualify for sale in the secondary market may be approved by the Bank's underwriters. All other portfolio real estate loans must be approved by two members of the Management Loan Committee. Delegated loan approval authority to residential lending centers is authorized within prescribed limits for approved major builder loans. All other construction loans must be approved by two members of the Management Loan Committee. Consumer loans up to $50,000 and home equity loans up to $150,000 may be approved by designated underwriters provided that the total loan relationship is $200,000 or less. All other consumer and home equity loans must be approved by a member of the Management Loan Committee. All commercial and agricultural real estate and non-real estate loans are approved within the Bank's delegated loan approval policy. Any loan or combination of loans to one entity of $1.5 million or greater require approval by the Executive Loan Committee, which consists of the Chief Executive Officer, Chief Loan Officer, Chief Operations Officer, Credit Administrator, and the members of the Board of Directors.

         Loan Originations, Sales and Purchases. While the Bank originates both adjustable- and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. For the year ended March 31, 2006, the Bank originated $559.0 million of loans, excluding loans purchased and loan participations. Residential real estate loan originations, excluding loans purchased and loan participations, totaled $101.3 million for the year ended March 31, 2006, which constituted 18.1% of total loan originations. The loan centers have enhanced the originations of commercial and agricultural real estate and non-real estate loans for the loan portfolio growth.

         In the early 1990s, the Bank adopted a mortgage banking strategy pursuant to which it seeks to generate income from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis on residential real estate term loans. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability, depends on maintaining a sufficient volume of loan originations, fee originations, servicing release premiums, and par pricing, which is the premium or discount to sell the loan on the market. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Gains on sales of loans totaled $1.8 million and $1.0 million during the years ended March 31, 2006 and 2005, respectively. The Bank sells loans on a loan-by-loan basis. Generally, a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the majority of the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. When a loan is committed to be sold before it is closed, the Bank is subject to the risk that the loan fails to close or that the closing of the loan is delayed beyond the specified delivery date. In that event, the Bank may be required to compensate the purchaser for failure to deliver the loan. Generally, loans are sold without recourse, although in the past the Bank has sold loans with recourse.

         In the past, the Bank has purchased loans and loan participations in its primary market during periods of reduced loan demand. Through a consortium of local financial institutions, the Bank occasionally purchases participation interests in loans. Such loans include those secured by local low-income housing projects, single family pre-sold and speculative housing, and commercial loans. Management will consider any type of commercial, agricultural, and construction participation loan. The Bank is supplementing its origination of agricultural and commercial real estate loans and agricultural operating and nonresidential commercial loans by purchasing participations in such loans originated by other community banks in Idaho, Washington, and Oregon. Participations will be utilized to facilitate market competitiveness, market diversification, and asset allocation. Individual participating banks are required to be identified based on asset quality, pricing, and targeted market objectives. It is intended that participating banks are committed to a policy in this area that is consistent with the Bank's policy. Annually, the Bank will complete a financial analysis on each bank with active participations. All participations are monitored for credit quality on an on-going basis like all other loans. All such purchases will be made in conformance with the Bank's underwriting and pricing standards. All open-end and closed-end credit participations will be based on the participating bank being last-in and first-out of each loan. Term loans can be repaid on a pro-rata basis. The Bank anticipates that it will purchase only a small portion of any individual loan and that the originating institution will retain a majority of the loan. Participation loans at March 31, 2006, 2005 and 2004 were $10.4 million, $7.3 million, and $7.5 million, respectively.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                     Year Ended March 31,
                                                           --------------------------------------
                                                              2006          2005          2004
                                                           ----------    ----------    ----------
Total loans receivable and loans held for sale at                      (In Thousands)
  beginning of year                                        $  575,814    $  472,214    $  261,570
                                                           ----------    ----------    ----------

Loans originated:
Real estate loans:
   Residential                                                101,259        99,694       137,242
   Construction                                               244,257       171,625       107,188
   Agricultural                                                 2,691         2,913         1,923
   Commercial                                                  99,733        95,277        43,148
Commercial non-real estate                                     67,804        51,961        41,806
Agricultural non-real estate                                    6,177         8,236         5,725
Other loans                                                    37,064        45,844        16,364
                                                           ----------    ----------    ----------
Total loans originated                                        558,985       475,550       353,396
                                                           ----------    ----------    ----------

Credit card advances                                           12,093        10,583         6,199
                                                           ----------    ----------    ----------
Loans originated, not funded                                  (85,812)      (56,892)      (30,615)
                                                           ----------    ----------    ----------

Loans purchased and loan participations:
   Real estate loans:
   Residential                                                  8,549         2,467        69,290
   Construction                                                 8,017            29           100
   Agricultural                                                    --         1,000         4,413
   Commercial                                                  10,000        21,739        36,689
Other loans                                                        --            --        92,566
                                                           ----------    ----------    ----------
Total loans purchased (1)                                      26,566        25,235       203,058
                                                           ----------    ----------    ----------

Loans sold:
Servicing retained                                             (4,044)       (2,080)      (18,265)
Servicing released                                            (95,116)      (80,237)     (136,862)
                                                           ----------    ----------    ----------
Total loans sold                                              (99,160)      (82,317)     (155,127)
                                                           ----------    ----------    ----------

Loan principal repayments                                    (312,182)     (243,220)     (106,629)
                                                           ----------    ----------    ----------

Refinanced loans                                              (29,358)      (25,339)      (59,638)
                                                           ----------    ----------    ----------
Change in total loans receivable                               71,132       103,600       210,644
                                                           ----------    ----------    ----------
Total loans receivable and loans held for sale at end of
  year                                                     $  646,946    $  575,814    $  472,214
                                                           ==========    ==========    ==========

(1) During the fiscal year ended March 31, 2004, the Company purchased $200.6 million of loans through the acquisition of Oregon Trail.

         Loan Commitments. The Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $144.0 million at March 31, 2006. In addition, the Bank had commitments to fund outstanding credit lines of approximately $96.8 million, commitments to fund standby letters of credit of approximately $6.9 million and commitments to fund credit card lines of approximately $10.4 million at March 31, 2006.

         Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the loan that is charged to the borrower for funding the loan. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $2.5 million of unearned loan fees and discounts at March 31, 2005 and 2006.

         Loan Servicing. In the past, the Bank sold residential real estate loans to Freddie Mac and Fannie Mae on a servicing-retained basis and received fees in return for performing the traditional services of collecting individual payments and managing the loans. The Bank also has sold agricultural real estate loans to private investors on a servicing-retained basis. At March 31, 2006, the Bank was servicing $58.3 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the investor for which the Bank incurs no interest expense but is able to invest. At March 31, 2006, the Bank held $972,000 in escrow for its portfolio of loans serviced.

         Mortgage Servicing Rights. At March 31, 2006, mortgage servicing rights were $533,000, which includes an accumulated impairment on mortgage servicing rights of $282,000. At March 31, 2005, mortgage servicing rights were $614,000, which includes an accumulated impairment on mortgage servicing rights of $346,000. The value of the loans serviced for others is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayment. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The following table is an analysis of the changes in mortgage servicing rights for the years ended March 31, 2006 and 2005:

                                                    Year Ended March 31,
                                                 ------------------------
                                                    2006          2005
                                                 ----------    ----------
                                                      (In Thousands)
      Beginning Balance                          $      614    $      710
         Additions                                       61            29
         Amortization                                  (206)         (206)
         Impairment recovered                            64            81
                                                 ----------    ----------
      Ending Balance                             $      533    $      614
                                                 ==========    ==========

         Goodwill and Other Intangible Assets. Goodwill at March 31, 2006 was $16.6 million. No impairment loss on goodwill was recorded for the year ended March 31, 2006, since there were no impairment indicators during the period.

         Core deposit intangible at March 31, 2006 was $2.2 million, net of accumulated amortization of $1.7 million. Amortization expense for the net carrying amount of the core deposit intangible at March 31, 2006 is estimated to be as follows:

               For the year ended March 31,
               (In Thousands)
                2007                                                             $    715
                2008                                                                  715
                2009                                                                  715
                2010                                                                   67
                                                                                 --------
               Estimated total core deposit intangible amortization expense      $  2,212
                                                                                 ========

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

                                                                                           At March 31,
                                                                     --------------------------------------------------------
                                                                       2006        2005        2004        2003        2002
                                                                     --------    --------    --------    --------    --------
                                                                                       (Dollars in Thousands)
         Loans accounted for on a nonaccrual basis:
         Real estate loans:
            Residential                                              $    145    $    294    $    701    $    429    $    177
            Construction                                                   --          --         364          --          --
            Agricultural                                                   67          --          78          10          86
            Commercial                                                     --         251          --         175          --
         Commercial non-real estate                                        --           1       1,661         499          89
         Other loans                                                       96         173          96         138         239
                                                                     --------    --------    --------    --------    --------
         Total                                                            308         719       2,900       1,251         591
                                                                     --------    --------    --------    --------    --------

         Accruing loans which are contractually
          past due more than 90 days                                        4         377          --          --          --
                                                                     --------    --------    --------    --------    --------

         Total nonperforming loans                                        312       1,096       2,900       1,251         591

         Real estate owned                                                 --         603         552         120         424
         Repossessed assets                                                13          18          52          --          --
         Restructured loans                                               872       1,094         152         442         107
                                                                     --------    --------    --------    --------    --------

          Total nonperforming assets                                 $  1,197    $  2,811    $  3,656    $  1,813    $  1,122
                                                                     ========    ========    ========    ========    ========

         Nonperforming loans as a percent of loans receivable, net       0.05%       0.19%       0.63%       0.50%       0.25%
         Nonperforming loans as a percent of total assets                0.04%       0.14%       0.41%       0.38%       0.19%
         Nonperforming assets as a percent of
             total assets                                                0.14%       0.35%       0.50%       0.55%       0.36%
         Total nonperforming assets to total loans                       0.19%       0.49%       0.78%       0.71%       0.47%

         Interest income that would have been recorded for the year ended March 31, 2006 had nonaccruing loans been current in accordance with their original terms amounted to approximately $10,000.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan, plus foreclosure costs, or 90 day liquidation value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. The Bank had no REO at March 31, 2006.

         Asset Classification. The State of Washington has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, State of Washington examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses which require additional monitoring by the Bank are classified as special mention.

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                           At March 31,
                                               ------------------------------------
                                                  2006         2005         2004
                                               ----------   ----------   ----------
                                                           (In Thousands)
               Doubtful:
                 Consumer                      $       --   $       17   $       --
                 Residential                           --           --           12
                 Commercial non-real estate            --           --          120
                                               ----------   ----------   ----------
               Total doubtful                          --           17          132
                                               ----------   ----------   ----------

               Substandard:
                 Consumer                             179          251          310
                 Residential                          383          595          950
                 Commercial non-real estate         1,761        1,483        1,870
                 Commercial real estate             1,570        1,486          756
                 Real estate owned                     --          603          552
                 Repossessed assets                    13           18           --
                 Overdrawn checking accounts           52           56           --
                                               ----------   ----------   ----------
               Total substandard                    3,958        4,492        4,438
                                               ----------   ----------   ----------

               Total classified assets         $    3,958   $    4,509   $    4,570
                                               ==========   ==========   ==========

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

         The general allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on management's evaluation of probable losses in the loan portfolio. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors including historical loss trends, trends in classified assets, trends in delinquency and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness thereof, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured, based upon, among other factors, the estimated fair market value of the underlying collateral and estimated holding and selling costs. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

         At March 31, 2006, the Bank had an allowance for loan losses of $8.1 million. The allowance for loan losses is maintained at an amount management considers adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                                                     Year Ended March 31,
                                                              ------------------------------------------------------------------
                                                                 2006          2005          2004          2003          2002
                                                              ----------    ----------    ----------    ----------    ----------
                                                                                     (Dollars in Thousands)
               Allowance at beginning of year                 $    7,254    $    6,314    $    3,414    $    2,563    $    1,758
               Addition through acquisition                           --            --         2,863            --            --
               Provision for loan losses(1)                        1,799         1,528           395         1,033         1,064

               Recoveries                                            118           110           120            22             7

               Charge-offs:
               Real estate loans:
                  Residential                                         12             7            11            --            41
                  Commercial                                          --           138            19            --            --
                  Construction                                        --            --            --            --            12
               Commercial non-real estate                            583           211           225            18            16
               Other loans                                           438           342           223           186           197
                                                              ----------    ----------    ----------    ----------    ----------
               Total charge-offs                                   1,033           698           478           204           266
                                                              ----------    ----------    ----------    ----------    ----------
               Net charge-offs                                       915           588           358           182           259
                                                              ----------    ----------    ----------    ----------    ----------
               Balance at end of year                         $    8,138    $    7,254    $    6,314    $    3,414    $    2,563
                                                              ==========    ==========    ==========    ==========    ==========

               Allowance for loan losses as a percent of
               total loans receivable                               1.27%         1.27%         1.35%       1. 33%          1.08%
               Net charge-offs to average outstanding loans         0.15%         0.12%         0.10%        0.07%          0.12%

(1) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Comparison of Operating Results for the Years Ended March 31, 2005 and 2006 -- Provision for Loan Losses" for a discussion of the factors contributing to changes in the Bank's provision for loan losses between fiscal 2005 and 2006.

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                                     At March 31,
                    ---------------------------------------------------------------------------------------------------------------
                           2006                   2005                   2004                   2003                   2002
                    -------------------    -------------------    -------------------    -------------------    -------------------
                                                                (Dollars in Thousands)
                                 % of                   % of                   % of                   % of                   % of
                                 Loans                  Loans                  Loans                 Loans                  Loans
                                  in                     in                     in                     in                     in
                               Category               Category               Category               Category               Category
                               to Total               to Total               to Total               to Total               to Total
                     Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Residential         $    422      19.20%   $    238      20.55%   $    282      24.20%   $    243      19.77%   $    268      26.19%
Construction           1,674      16.89       1,272      12.09         927       9.54         660      11.80         133       2.54
Agricultural             565       5.92         735       7.36         738       9.31         425      11.28         365      12.01
Commercial             3,950      45.55       4,628      46.62       3,630      42.40       1,973      46.32       1,571      45.47
Other                  1,527      12.44         381      13.38         737      14.55         113      10.83         226      13.79
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Total allowance
for loan losses     $  8,138     100.00%   $  7,254     100.00%   $  6,314     100.00%   $  3,414     100.00%   $  2,563     100.00%
                    ========   ========    ========   ========    ========   ========    ========   ========    ========   ========

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

         In connection with the acquisition of Oregon Trail, $9.5 million of investment securities were added to the held-to-maturity classification and $771,000 of mortgage-backed securities were added to the held-to-maturity classification during the fiscal year ended March 31, 2004. Held-to-maturity securities were classified as such because these securities were intended to be held-to-maturity and used to satisfy collateral requirements. For the years ended March 31, 2006, 2005, and 2004, proceeds from maturities and sales of securities were $9.4 million, $17.8 million, and $34.6 million and purchases of securities were $854,000, $14.5 million, and $50.8 million, respectively.

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                     At March 31,
                             -----------------------------------------------------------------------------------------
                                        2006                           2005                           2004
                             ---------------------------    ---------------------------    ---------------------------
                               Carrying      Percent of       Carrying      Percent of       Carrying      Percent of
                                Value        Portfolio         Value        Portfolio         Value         Portfolio
                             ------------   ------------    ------------   ------------    ------------   ------------
                                                               (Dollars in Thousands)
Available-for-sale:
Investment securities        $     16,890          16.77%   $     17,427          15.81%   $     19,116          16.50%
Mortgage-backed securities         29,843          29.64          39,441          35.78          54,128          46.74
                             ------------   ------------    ------------   ------------    ------------   ------------
Total available-for-sale           46,733          46.41          56,868          51.59          73,244          63.24
                             ------------   ------------    ------------   ------------    ------------   ------------

Held-to-maturity:
Investment securities        $     31,651          31.43%   $     30,907          28.03%   $     19,671          16.99%
Mortgage-backed securities         22,312          22.16          22,463          20.38          22,899          19.77
                             ------------   ------------    ------------   ------------    ------------   ------------
Total held-to-maturity             53,963          53.59          53,370          48.41          42,570          36.76
                             ------------   ------------    ------------   ------------    ------------   ------------
Total                        $    100,696         100.00%   $    110,238         100.00%   $    115,814         100.00%
                             ============   ============    ============   ============    ============   ============

         The table below sets forth certain information regarding the carrying value, average tax effected weighted yields and maturities of the Bank's investment and mortgage-backed securities at March 31, 2006.

                                                       Over                  Over
                             Less than                One to                Five to               Over Ten
                              One Year              Five Years             Ten Years                Years
                        -------------------    -------------------    -------------------    -------------------

                         Amount     Yield       Amount     Yield       Amount     Yield       Amount     Yield
                        --------   --------    --------   --------    --------   --------    --------   --------
                                                         (Dollars in Thousands)
Investment securities   $    555       4.48%   $ 14,357       3.78%   $  8,236       7.85%   $ 25,393       7.48%

Mortgage-backed
  securities                   4         --          --         --       5,715       4.41      46,436       5.03
                        --------   --------    --------   --------    --------   --------    --------   --------
Total                   $    559       4.45%   $ 14,357       3.78%   $ 13,951       6.44%   $ 71,829       5.90%
                        ========   ========    ========   ========    ========   ========    ========   ========

         Other Investment Activities. The Bank purchases bank owned life insurance policies ("BOLI") to offset future employee benefit costs, and at March 31, 2006, bank owned life insurance policies and cash surrender value of life insurance policies was $24.4 million. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "bank owned and cash surrender value of life insurance policies" in the Company's Consolidated Statements of Financial Condition. The income related to the BOLI of $1.1 million, which is generated by the increase in the cash surrender value of the policy, is classified in "other interest earning assets" in the Company's Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle are used to compensate for reductions in the availability of funds from other sources. The Company also maintains additional credit facilities of $23.5 million with US Bank.

         Deposit Accounts. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The majority of all of the Bank's depositors are residents of Idaho, Washington and Oregon. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Bank also offers "TT&L" (treasury, taxes and loans) accounts for local businesses. Deposit account terms vary according to the minimum balance required the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. Currently, the Bank accepts brokered deposits with maturities between 90 days and ten years. At March 31, 2006, the Bank had $44.7 million in brokered deposits, which was 5.3% of total assets. At March 31, 2006, certificates of deposit that are scheduled to mature in less than one year totaled $177.8 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The FHLB-Seattle has lowered its dividend payout and has changed its method of calculating the dividend payout based on earnings from the prior quarter, subject to certain limitations. As of May 18, 2005, the FHLB-Seattle suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the fhlbsea.com website. The last dividend declared was for the quarter ended March 31, 2005 of 1.63% on class B(1) stock and 1.50% on class B(2) stock. The Company did not recognize a return on FHLB stock, included in equity securities, on its Consolidated Statements of Financial Condition and Consolidated Statements of Income for the year ended March 31, 2006.

         The following table sets forth information concerning the Bank's deposits at March 31, 2006.

     Weighted
     Average                                                                                                     Percentage
     Interest                                                               Minimum                               of Total
       Rate         Checking and Savings Deposits                           Amount           Balance              Deposits
       ----         -----------------------------                           ------           -------              --------
                                        (Dollars in Thousands, except Minimum Amount)

       0.04%    Checking Accounts                                          $     --         $ 161,938               28.41%
       1.63     Money Market Deposit                                            100            27,882                4.89
       1.94     Money Market Deposit                                          1,000            23,827                4.18
       3.46     Money Market Deposit                                          2,500            20,396                3.58
       4.21     Money Market Deposit                                         25,000            44,752                7.85
       0.25     Statement Savings                                               100            36,614                6.42
                                                                                            ---------              ------


                  Total Checking and Savings Deposits                                         315,409               55.33
                                                                                            ---------              ------

                Certificates of Deposit
                -----------------------
       2.85     7 days to 179 days                                            2,500            23,901                4.19
       3.26     6 months to less than 1 year                                  2,500            17,394                3.05
       3.31     1 year to less than 2 years                                   2,500            13,834                2.43
       2.93     2 years to less than 3 years                                  2,500             5,769                1.01
       3.07     2 years to 5 years - Add on                                     500             5,535                0.97
       3.27     3 years to less than 4 years                                  2,500            15,776                2.77
       4.06     4 years to less than 5 years                                  2,500             6,207                1.09
       4.31     5 years to less than 10 years                                 2,500            19,019                3.34
       3.56     IRA Variable                                                    500             1,469                0.26
       4.27     Brokered                                                      1,000            44,707                7.84
       3.35     2 year Step Rate                                              5,000               527                0.09
       4.16     3 year Step Rate                                              5,000             3,794                0.67
       6.59     4 year Step Rate                                              5,000             2,557                0.45
       1.63     182 days                                                      1,000               223                0.04
       3.58     8 months                                                      1,000            21,625                3.79
       4.03     11 months                                                    10,000            32,277                5.66
       1.98     1 year                                                        1,000             3,161                0.55
       4.02     27 months                                                     5,000             8,888                1.56
       2.33     2 1/2 years                                                   1,000             2,469                0.43
       3.42     3 to 5 years                                                  1,000             7,252                1.27
       4.22     5 years                                                       1,000            15,048                2.64
       4.20     6 years                                                       1,000             1,190                0.21
       3.33     18 month add on                                                 500             1,522                0.27
       1.48     20 month                                                      1,000                27                0.01
       4.49     Mini jumbo certificates                                      96,000               315                0.06
       3.42     Various term, fixed rate                                      1,000               145                0.02
                                                                                            ---------              ------

                                              Total Certificates of Deposit                   254,631               44.67
                                                                                            ---------              ------

                  Total Deposits                                                            $ 570,040              100.00%
                                                                                            =========              ======

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2006. Jumbo certificates of deposit are certificates in amounts of more than $100,000.

                Maturity Period                                      Amount
                ---------------                                    ---------
                                                                (In Thousands)

                Three months or less                               $  20,138
                Over three through six months                         11,847
                Over six through 12 months                            37,809
                Over 12 months                                        30,304
                                                                   ---------

                Total jumbo certificates of deposit                $ 100,098
                                                                   =========

         Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                            At March 31,
                                   -----------------------------------------------------------------------------------------------
                                                 2006                                 2005                            2004
                                   ----------------------------------   ----------------------------------   ---------------------
                                                Percent                              Percent                              Percent
                                                  of        Increase                   of        Increase                   of
                                     Amount      Total     (Decrease)     Amount      Total     (Decrease)     Amount      Total
                                   ----------  ---------   ----------   ----------  ---------   ----------   ----------  ---------
                                                                          (Dollars in Thousands)
Checking accounts                  $  161,938      28.41%  $   20,564   $  141,374      27.26%  $    5,902   $  135,472      28.19%
Savings accounts                       36,614       6.42       (4,575)      41,189       7.94        1,367       39,822       8.29
Money market deposit
  accounts                            116,857      20.50       (2,024)     118,881      22.92       14,269      104,612      21.77
Brokered certificates of deposit       44,707       7.84        1,974       42,733       8.24       18,944       23,789       4.95
Fixed-rate certificates
  which mature:
     Within 1 year                    144,665      25.38       40,164      104,501      20.15        1,456      103,045      21.44
     After 1 year, but within
      2 years                          40,025       7.02       13,866       26,159       5.04       (3,818)      29,977       6.24
     After 2 years, but within
      5 years                          23,322       4.09      (19,115)      42,437       8.18         (144)      42,581       8.86
     Certificates maturing
       thereafter                       1,912       0.34          510        1,402       0.27          152        1,250       0.26
                                   ----------  ---------   ----------   ----------  ---------   ----------   ----------  ---------
Total                              $  570,040     100.00%  $   51,364   $  518,676     100.00%  $   38,128   $  480,548     100.00%
                                   ==========  =========   ==========   ==========  =========   ==========   ==========  =========

         Time Deposits by Rates. The following table sets forth the time deposits in the Bank categorized by rates at the dates indicated.

                                         At March 31,
                             ------------------------------------
                                2006         2005         2004
                             ----------   ----------   ----------
                                        (In Thousands)

      0.0 - 2.99%            $   50,469   $  117,771   $  109,775
      3.0 - 3.99%                88,712       47,069       30,501
      4.0 - 4.99%                97,874       33,841       35,777
      5.0 - 5.99%                14,274       16,144       18,728
      6.0 - 6.99%                 2,964        2,407        4,944
      7.0 - 7.99%                   338           --          917
                             ----------   ----------   ----------
      Total                  $  254,631   $  217,232   $  200,642
                             ==========   ==========   ==========

The following table sets forth the amount and maturities of time deposits at March 31, 2006.

                                                                     Amount Due
                       ------------------------------------------------------------------------------------------------------
                                                                                                                  Percent
                                         After          After          After                                      of Total
                        Less Than        1 to 2         2 to 3         3 to 4          After                      Certificate
                         One Year        Years          Years          Years          4 Years        Total        Accounts
                       ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                                                (Dollars in Thousands)
0.0 - 2.99%            $     45,289   $      4,272   $        494   $        223   $        191   $     50,469          19.82%
3.0 - 3.99%                  47,843         26,672          6,561          4,428          3,208         88,712          34.84
4.0 -4.99%                   69,028         13,919            593          9,576          4,758         97,874          38.44
5.0 - 5.99%                  12,503          1,707             10             35             19         14,274           5.61
6.0 - 6.99%                   2,761            112             --             --             91          2,964           1.16
7.0% and over                   338             --             --             --             --            338           0.13
                       ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total                  $    177,762   $     46,682   $      7,658   $     14,262   $      8,267   $    254,631         100.00%
                       ============   ============   ============   ============   ============   ============   ============

         Deposit Activity. The following table sets forth the deposit activities of the Bank for the years ended March 31, 2006, 2005 and 2004.

                                                    Year Ended March 31,
                                        ------------------------------------------
                                            2006           2005           2004
                                        ------------   ------------   ------------
                                                      (In Thousands)
Beginning balance                       $    518,676   $    480,548   $    203,189
                                        ------------   ------------   ------------

Net increase
  before interest credited                    39,947         30,892         15,794
Purchased in Oregon Trail acquisition             --             --        256,312
Interest credited                             11,417          7,236          5,253
                                        ------------   ------------   ------------
Net increase in deposits                      51,364         38,128        277,359
                                        ------------   ------------   ------------

Ending balance                          $    570,040   $    518,676   $    480,548
                                        ============   ============   ============

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

         The following tables set forth certain information regarding borrowings by the Bank at or for the years ended March 31, 2006, 2005 and 2004:

                                                                          At or For the
                                                                       Year Ended March 31,
                                                             --------------------------------------
                                                                2006          2005          2004
                                                             ----------    ----------    ----------
                                                                      (Dollars in Thousands)
Maximum amount of FHLB advances and other borrowings
  outstanding at any month end during the year               $  205,404    $  192,338    $  144,164
Average FHLB advances and other borrowings outstanding
  during the year                                               181,529       158,235       101,106
Balance of FHLB advances  and other borrowings outstanding
  at end of year                                                176,817       185,337       132,056
Weighted average rate paid on FHLB advances and other
  borrowings at end of year                                        5.08%         4.28%         4.78%
Weighted average rate paid on FHLB advances and other
  borrowings during the year                                       4.22%         3.77%         4.58%


                                                                                  At March 31, 2006
                                                    ------------------------------------------------------------------------------
                                                                                                Five Years to
                                                    Less than One       One Year to Less        Less than Ten         Greater than
                                                        Year            than Five Years            Years                Ten Years
                                                    -------------       ----------------        -------------         ------------
                                                                                 (Dollars in Thousands)
Maturities of FHLB advances and other
     borrowings                                       $ 111,094             $  49,776             $   9,320            $   6,627
Range of interest rates                             3.05% - 7.25%         3.33% - 7.12%         3.42% - 6.25%         6.66% - 7.10%
Weighted average interest rate                           4.88%                 5.33%                 4.69%                 7.03%
Percentage of total advances and other
     borrowings                                         62.83%                28.15%                 5.27%                 3.75%

         There were $40.8 million and $45.8 million of advances from the FHLB-Seattle that were putable at March 31, 2006 and March 31, 2005, respectively.

         The Company also maintains additional credit facilities of $23.5 million with US Bank. Advances of $3.1 million were outstanding under these facilities at March 31, 2006. On June 10, 2005, the Bank entered into a Subordinate Debenture Purchase Agreement with US Bank, under which the Bank issued an aggregated principal amount of $3.0 million in floating rate unsecured subordinated debt. All amounts due under the subordinated debenture must be repaid in full on June 10, 2015. If the subordinated debenture ceases to qualify as Tier 2 capital for capital reporting purposes, or at any time after June 10, 2010, the Bank may, after receiving approval from the Federal Deposit Insurance Corporation, prepay all or a portion of the outstanding amount of the subordinated debenture. In addition, if the subordinated debenture no longer qualifies as the Tier 2 capital, the Bank and the lender may restructure the debt as a senior unsecured obligation of the Bank or the Bank may repay the debt.

Competition

         The Bank operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from commercial banks, credit unions and other thrifts operating in its market area. The Bank's competitors include large regional and superregional banks. These institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks and other thrifts operating in its market as well as from mortgage bankers and brokers, consumer finance companies, and, with respect to agricultural loans, government sponsored lending programs. Such competition for deposits and the origination of loans may limit the Bank's growth and profitability in the future.

Subsidiary Activities

         The Bank has two subsidiaries, Tri-Star Financial Corporation, and Pioneer Development Corporation ("PDC"). Tri-Star sold life insurance and tax deferred annuities on an agency basis. PDC purchased land sale contracts until March 1998, and currently services those contracts. Both subsidiaries reflect residual value of assets and income and they are not currently pursuing or engaging in any business activity.

Personnel

         As of March 31, 2006, the Bank had 222 full-time and 55 part-time employees. The number of full-time equivalent employees at March 31, 2006 and March 31, 2005 remained the same at 270. The Bank used temporary services to hire employees for approximately 2,332 hours during the year ended March 31, 2006. The Bank's employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

         The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

                                           Executive Officers of the Company and Bank
                                           ------------------------------------------
                            Age at
                           March 31,                                   Position
Name                         2006             Company                  --------             Bank
----                         ----             -------                                       ----
Clyde E. Conklin              54         President, Chief Executive          Chief Executive Officer and Director
                                         Officer and Director
Larry K. Moxley               55         Executive Vice President,           Chief Financial Officer,
                                         Chief Financial Officer,            Secretary/Treasurer and Director
                                         Corporate Secretary, and
                                         Director
Terence A. Otte               49         --                                  Executive Vice President, Chief Operating Officer
Donn L. Durgan                52         --                                  Executive Vice President, Chief Lending Officer
Richard R. Acuff              45         --                                  Executive Vice President, Chief Information Officer

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

Available Information

         The Company's website is www.fbnw.com. The website contains a link to the Company's filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments. Copies of these filings are available as soon as reasonably practicable.

                                   REGULATION

         The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         Legislation is introduced from time to time in the United States Congress and in the Washington State Legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank, may be amended from time to time by the FDIC or the Washington Department of Financial Institutions, Division of Banks ("Division"). Any such legislation or regulatory changes in the future could adversely affect the Company and the Bank. No predictions can be made whether any such changes may occur.

FirstBank Northwest

         General. As a state-chartered, federally insured depository institution, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Division and files quarterly and periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

         Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe, unsound or noncompliant practices.

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

         Since January 1, 1997, the premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.3 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

         The Federal Deposit Insurance Reform Act of 2005 ("The Reform Act"), which was enacted in 2006, revised the laws governing the federal deposit insurance system. The Reform Act provides for the consolidation of the BIF and the SAIF into a combined "Deposit Insurance Fund" and gives the FDIC the authority to determine insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum l.25% reserve ratio for the insurance funds, the mandatory assessment when the ratio falls 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Reform Act provides the FDIC with flexibility to adjust the new insurance fund's reserve ratio between l.15% and l.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

         The Reform Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

         At this time, management cannot predict the effect, if any, that the Reform Act will have on insurance premiums paid by the Bank.

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

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% of total assets. The Bank had a leverage ratio of 7.3% as of March 31, 2006. The Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4% of total assets. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. The Bank had a total risk-based ratio of 11.6% and a Tier 1 risk-based capital ratio of 9.8% at March 31, 2006.

         The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2006, the Bank had a Tier 1 capital to average assets ratio of 7.3%, a Tier 1 capital to risk-weighted assets ratio of 9.8%, and a total capital to risk-weighted assets ratio of 11.6%.

         The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. In this regard, on June 10, 2005, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank of $3.0 million to be repaid in full on June 10, 2015 to increase the risk-weighted capital. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements. For additional information concerning the Bank's capital, see Note 12 of the Notes to the Consolidated Financial Statements.

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

         At March 31, 2006, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         Washington law governs financial institution parity. Primarily, the law affords Washington chartered commercial banks the same powers as Washington chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington chartered savings banks may exercise any of the powers of Washington chartered commercial banks, national banks and federally chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extension of credit by federally chartered financial institutions to Washington residents.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB-Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As of March 31, 2006, the Bank had advances, including $2.2 million merger premium, totaling $170.7 million from the FHLB-Seattle, which mature in 2006 through 2030 at interest rates ranging from 3.05% to 7.25%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         As a member, the Bank is required to purchase and maintain stock in the FHLB-Seattle. At March 31, 2006, the Bank had $12.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until the payment of such dividends was suspended by the FHLB-Seattle on May 18, 2005. For the year ended March 31, 2006, the Bank received no dividends from the FHLB-Seattle compared to dividends for the previous year, which averaged 2.25%.

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

         Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. As of March 31, 2006, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

         Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company to shareholders. The amount of dividends payable by the Bank to the Company depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for its liquidation account or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

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

         Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

         Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

         Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that fails the qualified thrift lender ("QTL") test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations. Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are: loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets; 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 2006, the Bank was in compliance with the QTL test.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934.

         The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Item 1A.  Risk Factors
----------------------

         An investment in FirstBank NW Corp.'s stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones that affect us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

         If any of the circumstances described in the following risk factors actually occur to a significant degree, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

The Maturity and Repricing Characteristics of Our Assets and Liabilities are Mismatched and Subject Us to Interest Rate Risk Which Could Adversely Affect Our Net Earnings and Economic Value.

         Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Significant changes in market interest rates or errors or misjudgments in our interest rate risk management procedures could have a material adverse effect on our net earnings and economic value.

         Our activities, like most financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our earnings and underlying economic value. Interest rate risk is determined by the maturity and re-pricing characteristics of our assets, liabilities and off-balance sheet contracts and commitments. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting the Company's financial performance.

         The greatest source of interest rate risk to us results from the mismatch of maturities or re-pricing intervals for our rate sensitive assets, liabilities and off-balance sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched re-pricing indices and formulae (basic risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than us.

         Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of our net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. We also utilize market value analysis, which addresses changes in estimated net market value of our equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing our assets and liabilities under varying interest rate environment. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

         Our interest rate risk is affected largely due to the mismatch of the maturities or re-pricing of our loans and investments compared to deposits and borrowings. The maturity structure for our interest-bearing liabilities is much shorter than the interest-earning assets. The on-going monitoring and management of the risk is an important component of our asset/liability management process, which is governed by policies established by our Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies impacting our asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. Our results of operations may be adversely affected if management's assumptions are incorrect or interest rate management strategies prove to be inadequate.

Our Loan Portfolio Includes Loans with a Higher Risk of Loss.

         We originate construction and land loans, commercial and multifamily mortgage loans, commercial loans, consumer loans, agricultural mortgage loans and agricultural loans as well as residential mortgage loans primarily within our market area. Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans. We had approximately $519.7 million outstanding in these types of higher risk loans at March 31, 2006. Commercial and multifamily mortgage, commercial, and consumer loans may expose a lender to a greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have a greater credit risk than residential real estate for the following reasons and the reasons discussed under Item 1, "Business-Lending Activities":

         o Construction and Land Loans. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security.

         o Commercial and Multifamily Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service.

         o Commercial Loans. Repayment is dependent upon the successful operation of the borrower's business.

         o Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

         o Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include weather, commodity prices, and interest rates among others.

For additional information, see Item 1, "Business-Lending" and Item 7, "Management's Discussion of Financial Condition and Results of Operations-Asset Quality."

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Losses, Our Earnings Could Decrease.

         We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses of $8.1 million, or 1.27% of total loans and 2,608.33% of non-performing loans at March 31, 2006.

         In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

If External Funds Were Not Available, this Could Adversely Impact Our Growth and Prospects.

         We rely on deposits and advances from the FHLB-Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.

         Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to us, or if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Our Profitability Depends Significantly on Economic Conditions in the States of Washington, Oregon and Idaho.

         Our success depends primarily on the general economic conditions of the States of Washington, Oregon and Idaho and the specific local markets in which we operate. Unlike larger national or regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in 14 counties of Washington, Oregon and Idaho. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Adverse economic conditions unique to these Northwest markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, acts or terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these state and local markets and, in turn, also have a material adverse affect of our financial condition and results of operations.

Strong Competition Within Our Market Area May Limit Our Growth and
Profitability.

Competition in the banking and financial services industry is intense. We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see Item 1, "Business-Competition."

The Loss of Key Members of Our Senior Management Team Could Adversely Affect Our Business.

         We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

We Are Subject to Extensive Government Regulation and Supervision.

         We are subject to extensive federal and state regulation and supervision, primarily through the FirstBank Northwest and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse affect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1, "Business-Regulation".

Our Information Systems May Experience an Interruption or Breach in Security.

         We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur, or if they do occur, that they will be adequately addressed. The occurrence of any failure, interruptions or security breaches of our information systems could damage our reputation, result in loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a materially adverse effect on our financial condition and results of operations.

We Rely on Dividends From Subsidiaries For Most of Our Revenue.

         FirstBank NW Corp. is a separate and distinct and legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that FirstBank Northwest and certain non-bank subsidiaries may pay to FirstBank NW Corp. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event FirstBank Northwest is unable to pay dividends to FirstBank NW Corp., we may not be able to service debt, pay obligations or pay dividends on FirstBank NW Corp.'s common stock. The inability to receive dividends from FirstBank Northwest could have a material adverse effect on our business, financial condition and results of operations. See Item 1, "Business-Regulation."

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud, and, as a Result, Investors and Depositors Could Lose Confidence in Our Financial Reporting, Which Could Adversely Affect Our Business, the Trading Price of Our Stock and Our Ability to Attract Additional Deposits.

         If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our Company's internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Changes in Accounting Standards May Affect Our Performance.

         Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Item 2.  Properties
-------------------

         The Bank operates 20 full-service facilities in Lewiston, Lewiston Orchards, Moscow, Grangeville, Coeur d'Alene, Post Falls, Boise, and Hayden, Idaho, Clarkston, Spokane, and Liberty Lake, Washington, and Baker City, La Grande, Ontario, John Day, Burns, Enterprise, Island City, Vale, and Pendleton, Oregon and six loan production offices in Lewiston, Coeur d'Alene, Boise, and Nampa, Idaho, Spokane, Washington, and Baker City, Oregon.

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

         A portion of the Coeur d'Alene facility is leased to an unaffiliated brokerage firm for a period of ten years expiring in 2006, with the intension to extend an option to the terms for an additional five years until November 1, 2011.

         At March 31, 2006, the net book value of the properties (including land and buildings) and the Bank's fixtures, furniture and equipment was $17.6 million. The Company believes that its existing facilities are adequate for the current level of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

         The common stock of the Company is traded on the Nasdaq National Market under the symbol "FBNW." The table below reflects the high, low, and closing market prices of its common stock based on the daily price, cash dividends paid per share, and tangible book value for the last two fiscal years. All share references reflect the two-for-one stock split paid as of the close of business on February 9, 2006. The common stock began trading on the Nasdaq National Market on July 2, 1997. At March 31, 2006, there were approximately 484 holders of record of common stock of the Company.

                                                                                                       Tangible
                                    High             Low            Close           Dividends         Book Value*
                                    ----             ---            -----           ---------         -----------
     2006                         $ 18.620        $ 12.500        $ 18.390           $ 0.355            $10.175
     ----
     First Quarter                  14.050          12.500                             0.085              9.305
     Second Quarter                 14.450          13.585                             0.085              9.616
     Third Quarter                  16.000          13.620                             0.085              9.896
     Fourth Quarter                 18.620          15.705                             0.100             10.175

     2005                         $ 14.875        $ 12.250        $ 14.000           $ 0.340            $ 9.000
     ----
     First Quarter                  14.875          12.250                             0.085              8.460
     Second Quarter                 14.625          13.295                             0.085              8.665
     Third Quarter                  14.720          13.665                             0.085              8.855
     Fourth Quarter                 14.500          13.290                             0.085              9.000

*Tangible book value is computed using actual shares outstanding, excluding unallocated Employee Stock Ownership Plan ("ESOP") shares.

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

         On April 12, 2006, the Board of Directors declared a cash dividend of $0.10 per common share to shareholders of record as of May 4, 2006. The dividend was paid on May 18, 2006.

Stock Repurchases

         The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended March 31, 2006.

                                                                                 (c) Total Number       (d) Maximum
                                                                                      of Shares          Number of
                                                                                     Purchased           Shares that
                                                                                      as part            May Yet Be
                                          (a) Total Number      (b) Average         of Publicly          Purchased
                                             of Shares         Price Paid per        Announced           Under the
                                             Purchased             Share               Plans               Plans
                                            ------------        ------------        ------------        ------------

January 1, 2006 - January 31, 2006                --                   --                 --                190,732  (2)
February 1, 2006 - February 28, 2006              --                   --                 --                190,732
March 1, 2006 - March 31, 2006                    --                   --                 --                190,732
                                            --------            ---------           --------            -----------
TOTAL                                             --                   --                 --                190,732
                                                                                                        ===========

     (1) These shares reflect the increased shares issued at the close of business on February 9, 2006 as a result of a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock.

     (2) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 295,732 shares of the Company's outstanding common stock. As of March 31, 2006, 105,000 shares had been repurchased under this program.

Equity Compensation Plan Information

         The equity compensation plan information presented under subparagraph
(d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the fiscal years indicated. All share references reflect the two-for-one stock split paid as of the close of business on February 9, 2006.

                                                                                 At March 31,
                                                      ------------------------------------------------------------------
FINANCIAL CONDITION DATA:                                2006          2005          2004          2003          2002
                                                      ----------    ----------    ----------    ----------    ----------
                                                                                (In Thousands)
Total assets                                          $  846,003    $  801,122    $  700,232    $  332,398    $  307,840
Loans receivable, net                                    632,543       562,101       459,114       251,805       234,396
Loans held for sale                                        3,785         3,999         5,254         5,214         3,740
Cash and cash equivalents                                 26,903        41,801        38,397        24,741        24,012
Investment securities available-for-sale                  16,890        17,427        19,116        16,813        12,524
Investment securities held-to-maturity                    31,651        30,907        19,671            --            --
Mortgage-backed securities held-to-maturity               22,312        22,463        22,899         1,969         2,140
Mortgage-backed securities available-for-sale             29,843        39,441        54,128         7,649         9,293
Deposits                                                 570,040       518,676       480,548       203,189       188,857
Securities sold under agreements to repurchase             9,636        16,023        10,487        11,151         7,265
FHLB advances and other borrowings                       176,817       185,337       132,056        81,816        79,722
Stockholders' equity                                      79,130        72,311        69,332        30,064        27,813


                                                                               Year Ended March 31,
                                                      ------------------------------------------------------------------
SELECTED OPERATING DATA:                                 2006          2005          2004          2003          2002
                                                      ----------    ----------    ----------    ----------    ----------
                                                                       (In Thousands, except per share data)
Interest income                                       $   52,188    $   40,631    $   27,415    $   20,575    $   20,248
Interest expense                                          19,314        13,319         9,934         8,710         9,992
                                                      ----------    ----------    ----------    ----------    ----------
Net interest income                                       32,874        27,312        17,481        11,865        10,256
Provision for loan losses                                 (1,799)       (1,528)         (395)       (1,033)       (1,064)
                                                      ----------    ----------    ----------    ----------    ----------
Net interest income after provision for loan losses       31,075        25,784        17,086        10,832         9,192
Non-interest income                                        6,933         6,010         5,516         4,693         4,015
Non-interest expenses                                     25,584        23,149        16,762        11,699         9,766
                                                      ----------    ----------    ----------    ----------    ----------
Income before income tax expense                          12,424         8,645         5,840         3,826         3,441
Income tax expense                                         3,908         2,367         1,482         1,054         1,065
                                                      ----------    ----------    ----------    ----------    ----------
Net income                                            $    8,516    $    6,278    $    4,358    $    2,772    $    2,376
                                                      ==========    ==========    ==========    ==========    ==========

Per share data:
    Basic earnings per share                          $     1.45    $     1.08    $     1.13    $     1.08    $     0.88
    Diluted earnings per share                        $     1.41    $     1.05    $     1.06    $     1.04    $     0.85

Dividends per share                                   $     0.36    $     0.34    $     0.31    $     0.27    $     0.22

                                                                                    At or For the Year Ended March 31,
                                                                   ----------------------------------------------------------------
                                                                     2006         2005           2004          2003          2002
                                                                   ---------    ----------    ----------    ----------    ---------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)                                           1.03%         0.84%         0.90%         0.87%         0.82%
Return on average equity (2)                                          11.16          8.85          9.26          9.49          8.47
Average equity to average assets (3)                                   9.19          9.54          9.71          9.16          9.73
Total equity to total assets at end of year                            9.35          9.03          9.90          9.04          9.03
Interest rate spread (4)                                               4.56          4.38          4.23          4.14          3.86
Net interest margin (5)                                                4.59          4.38          4.28          4.27          4.05
Average interest-earning assets to average interest-bearing
   liabilities                                                       114.83        112.36        113.44        114.96        114.05
Non-interest expense as a percent of average assets                    3.08          3.11          3.46          3.67          3.39
Efficiency ratio (6)                                                  61.63         65.91         68.88         67.36         65.44
Dividend payout ratio                                                 25.52         31.27         29.73         25.37         25.60

Bank Equity Ratios:
Tier I capital to average assets                                       7.28          6.67          6.51          8.40          8.79
Tier I capital to risk-weighted assets                                 9.81          9.04          9.24         11.84         12.28
Total capital to risk-weighted assets                                 11.55         10.29         10.50         13.09         13.47

Asset Quality Ratios:
Nonperforming loans as a percent of loans receivable, net              0.05          0.19          0.63          0.50          0.25
Nonperforming assets as a  percent of total assets                     0.14          0.35          0.50          0.55          0.36
Allowance for loan losses as a percent of total loans receivable       1.27          1.27          1.35          1.33          1.08
Allowance for loan losses as a percent of nonperforming loans      2,608.33        661.86        217.72        272.90        433.67
Net charge-offs to average outstanding loans                           0.15          0.12          0.10          0.07          0.12
Allowance for loan losses as a multiple of net charge-offs             8.89         12.34         17.64         18.76          9.90

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation
------------

General

         Management's discussion and analysis of financial condition and results of operation is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

         Management's discussion and analysis of financial condition and results of operations and other portions of this Annual Report on Form 10-K contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in its Annual Report. The Company has used forward-looking statements to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect the results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the real estate market in Washington, Idaho and Oregon, the demand for mortgage loans, the ability of the Company to control costs and expenses, competition and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statements.

         The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from loan origination fees and transaction account service charges) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on total deposits and borrowed funds, as well as a function of the average balance of interest-earning assets as compared to the average balance of total deposits on borrowed funds. Non-interest income is comprised of income from mortgage banking activities, transaction service charge fees, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. Additional expenses that were incurred in fiscal year 2006 include consulting fees for compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act, including Federal Deposit Insurance Corporation Improvement Act ("FDICIA") certifications on management's assessments on internal controls. Additional expenses that are expected to be incurred in fiscal year 2007 include constructing and opening a full service branch in Meridian, Idaho and consulting fees for additional Sarbanes-Oxley Act and FDICIA compliance. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

         On January 4, 2006, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock. The stock dividend was paid as of the close of business on February 9, 2006. Each shareholder of record as of the close of business on January 26, 2006 received one additional share for every share outstanding on the record date. As a result of the split, 3,022,716 additional shares were issued increasing common stock by $30,227 and retained earnings were reduced by $30,227. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the two-for-one stock split.

Business Strategy. The Company's strategy is to operate as a community-based financial institution serving commercial, agricultural, small business, and individual financial needs. The Company focuses on providing exceptional customer service in the delivery of quality and competitive deposit and loan products, and strives to deliver local decisions to each community served. Our principal business is to attract deposits from individuals, businesses and public entities, which are invested primarily in commercial, agricultural, small business and consumer loans, both real estate and non-real estate. The Company intends to pursue this strategy and endeavors to continue to diversify the loan portfolio consistent with our commercial banking philosophy.

Mission Statement. The mission of the Company is to exceed the expectations of its shareholders, customers, employees and community. As an independent community bank, the Bank will deliver excellent service to its consumer and business customers through knowledgeable and dedicated employees. The Company will provide convenient access to banking and financial related products/services that meet the changing needs of our targeted customers. It is the intent of the Company to achieve this mission profitably, and thereby ensuring the Company's long-term commitment to all of its stakeholders.

Operating Strategy. Management's goal is to grow FirstBank on a profitable basis consistent with its mission statement, while expanding the Company's community banking franchise in existing markets and expanded markets. The Company plans to achieve this by:

o maintaining a strong credit culture through disciplined credit administration;

o continuing loan growth through focused new loan origination in the Company's loan centers;

o enhanced branch deposit growth focused on core deposit growth from commercial, small business, agriculture and individual customers within the Company's communities. Existing branch market share and enhanced new branch performance is essential to deposit growth initiatives;

o seeking to improve net interest margin through a combination of reduced funding costs and improved pricing levels for loans relative to risk, with emphasis on construction and commercial lending;

o analyzing profitability of product and business lines and allocating resources accordingly. Focus will remain on the Company's community banking mission as these initiatives are addressed;

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

o    continued diversification of the loan portfolio;

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

Critical Accounting Policies

         Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed could be considered critical within the SEC's definition. Management believes that the most critical accounting policies upon which the Company's financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

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

         Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of business combinations. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. In accordance with this Standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment.

Comparison of Financial Condition at March 31, 2006 and March 31, 2005

         Assets. Total assets increased $44.9 million, or 5.6%, from $801.1 million at March 31, 2005 to $846.0 million at March 31, 2006. This increase is primarily the result of $70.4 million in loan growth. The following table identifies and explains the categories with notable variances for the years ended March 31, 2006 and 2005:

                                                                          Dollar          Percentage
                                      Balance at       Balance at        Increase          Increase
                                    March 31, 2006   March 31, 2005     (Decrease)        (Decrease)
                                    --------------   --------------   --------------    --------------
                                                        (Dollars in Thousands)
Noninterest-bearing cash deposits   $       26,637   $       39,769   $      (13,132)           (33.02)%
Interest-bearing cash deposits                 266            2,032           (1,766)           (86.91)
Mortgage-backed securities,
     available-for-sale                     29,843           39,441           (9,598)           (24.34)
Loans receivable, net                      632,543          562,101           70,442             12.53
Other assets                                 3,313            4,130             (817)           (19.78)

         The decrease in noninterest bearing deposits was primarily the result of implementing Check 21 with the Federal Reserve Bank. Check 21 uses images instead of actual checks, which reduced the Bank's float. These funds, along with funds from interest-bearing cash deposits were used to help fund loan growth.

         The decrease in available-for-sale mortgage-backed securities was the result of payments from maturities of $8.9 million, $393,000 decrease in market value, and $276,000 in amortization.

         The increase in net loans receivable was the result of loans originated in the Company's marketing area, especially commercial real estate and construction loans in the Boise, Coeur d'Alene, and Spokane markets. Management has focused on increasing loans receivable as part of the Company's operating strategy.

         The decrease in other assets, including income taxes receivable, was primarily the result of an $881,000 decrease in the balance of settlement accounts.

         Liabilities. Total liabilities increased $38.1 million, or 5.2%, from $728.8 million at March 31, 2005 to $766.9 million at March 31, 2006. The growth in liabilities resulted from deposit growth, which was part of management's focus in fiscal year 2006, partially offset by a decrease in securities sold under agreement to repurchase and borrowings. The following table identifies and explains the categories with notable variances for the fiscal years ended March 31, 2006 and 2005:

                                              Balance at       Balance at         Dollar          Percentage
                                            March 31, 2006   March 31, 2005      Increase          Increase
                                            --------------   --------------   --------------    --------------
                                                                  (Dollars in Thousands)
    Noninterest-bearing deposits            $       95,304   $       76,072   $       19,232             25.28%
    Interest-bearing deposits                      474,736          442,604           32,132              7.26
                                            --------------   --------------   --------------    --------------
       Total deposits                              570,040          518,676           51,364              9.90

    Securities sold under agreements
       to repurchase                                 9,636           16,023           (6,387)           (39.86)
    FHLB advances and other borrowings             176,817          185,337           (8,520)            (4.60)
   Accrued expenses and other liabilities            9,385            7,319            2,066             28.23

         The increase in total deposits was the result of increasing the number of customer accounts. The Company experienced good growth in checking accounts (core accounts) and certificates of deposits, partially offset by decreases in savings accounts and money market accounts. Management has focused on increasing core deposits as part of the Company's operating strategy.

         The decrease in securities sold under agreements to repurchase was the result of one municipal account moving its funds.

         The decrease in FHLB advances and other borrowings resulted from using funds available from decreased float with the Federal Reserve Bank, deposit growth, and securities paydowns to repay maturing advances.

         Stockholders' Equity. Total equity increased $6.8 million, or 9.4%, from $72.3 million at March 31, 2005 to $79.1 million at March 31, 2006. This increase was primarily the result of $8.5 million in net income partially offset by an increase of $304,000 in unrealized losses on available-for-sale securities, net of tax benefit, and the Company paying $2.2 million in dividends to its shareholders during fiscal 2006.

         Additional paid-in-capital increased $695,000, or 1.5%, to $45.9 million at March 31, 2006 from $45.2 million at March 31, 2005 as a result of $432,000 in stock issued from the exercise of stock options and $162,000 in ESOP shares released. Unearned ESOP shares decreased $84,000 to $635,000 at March 31, 2006 from $719,000 at March 31, 2005. Retained earnings increased $6.3 million to $33.9 million at March 31, 2006 from $27.6 million at March 31, 2005 as a result of $8.5 million net income and $2.2 million in dividends paid. Accumulated other comprehensive income decreased $304,000 to negative $155,000 at March 31, 2006 from $149,000 at March 31, 2005 as a result of changes in market value on available-for-sale securities.

Comparison of Operating Results for the Years Ended March 31, 2005 and 2006

         General. Net income increased $2.2 million, or 35.6%, from $6.3 million ($1.08 per share - basic, $1.05 per share - diluted) for the year ended March 31, 2005 to $8.5 million ($1.45 per share - basic, $1.41 per share - diluted) for the year ended March 31, 2006. The increase in net income is a result of an increase in net interest income of $5.6 million, an increase in non-interest income of $923,000, partially offset by an increase in provision for loan losses of $271,000, an increase in non-interest expense of $2.4 million, and an increase in income tax expense of $1.5 million.

         Net Interest Income. Net interest income increased $5.6 million, or 20.4%, from $27.3 million for the year ended March 31, 2005 to $32.9 million for the year ended March 31, 2006. Increases in the tax affected yield on interest-earning assets and the average balance on interest-earning assets were partially offset by increases in the cost of total deposits and borrowed funds and the average balance on total deposits and borrowed funds. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated tax effected yields, and interest rate spread, for the years ended March 31, 2006 and 2005:

                                                        Year Ended March 31,
                                        --------------------------------------------------
                                                 2006                       2005
                                        -----------------------    -----------------------
                                         Average      Yield/        Average       Yield/
                                         Balance       Cost         Balance        Cost
                                        ----------   ----------    ----------   ----------
                                                      (Dollars in Thousands)
Total interest-earning assets           $  753,505         7.15%   $  664,277         6.38%
Total deposits and borrowed funds       $  745,495         2.59    $  665,003         2.00
                                                     ----------                 ----------
Interest rate spread                                       4.56%                      4.38%
                                                     ==========                 ==========

         Average interest-earning assets increased as a result of the increase in average balance of loans receivable. Average total deposits and other borrowed funds increased as a result of deposit growth and an increase in average FHLB advances and other borrowings.

         Total Interest Income. Total interest income increased $11.6 million, or 28.4%, from $40.6 million for the year ended March 31, 2005 to $52.2 million for the year ended March 31, 2006. The increase in total interest income is a result of an increase in interest income on interest-earning assets. The following table compares detailed average earning asset balances, and associated yields for the years ended March 31, 2006 and 2005:

                                                    Year Ended March 31,
                                    --------------------------------------------------
                                              2006                      2005
                                    -----------------------    -----------------------
                                     Average                    Average
                                     Balance       Yield        Balance       Yield
                                    ----------   ----------    ----------   ----------
                                                   (Dollars in Thousands)
Loans receivable, net               $  603,833         7.66%   $  506,053         6.72%
Loans held for sale                      6,184         5.03         4,708         5.67
Mortgage-backed securities              56,789         4.46        68,761         4.50
Investment securities                   48,287         6.08        46,438         6.36
Other earning assets                    38,412         4.86        38,317         5.56
                                    ----------   ----------    ----------   ----------
Total interest-earning assets       $  753,505         7.15%   $  664,277         6.38%
                                    ==========   ==========    ==========   ==========

         Interest income from loans receivable increased as a result of loan growth as well as an increase in the yield on loans receivable from rising interest rates. The commercial real estate loans and construction loans were the primary areas of growth. The tax effected yield on commercial loans increased from 6.43% for the year ended March 31, 2005 to 7.70% for the year ended March 31, 2006. The yield on construction loans increased from 8.20% for the year ended March 31, 2005 to 9.65% for the year ended March 31, 2006.

         Interest income from mortgage-backed securities decreased as a result of the decrease in the average balance on securities from payments of maturities.

         Interest income from investment securities increased as a result of an increase in the average balance, partially offset by a decrease in the average yield.

         The decrease in interest income on other interest-earning assets is the result of no dividends being paid on FHLB-Seattle stock, included in equity securities, for the year ended March 31, 2006 compared to dividends of $284,000 on FHLB-Seattle stock for the year ended March 31, 2005. Since May 18, 2005, the FHLB of Seattle suspended the payment of dividends on all classes of stock. For additional information see `News' under `Our Company' on the fhlbsea.com website. The Company did not recognize a return on FHLB-Seattle stock, included in equity securities, on its Consolidated Statements of Financial Condition and Consolidated Statements of Income for the year ended March 31, 2006.

         Total Interest Expense. Total interest expense increased $6.0 million, or 45.0%, from $13.3 million for the year ended March 31, 2005 to $19.3 million for the year ended March 31, 2006. The following table compares detailed average balances and associated costs for the years ended March 31, 2006 and 2005:

                                                                     Year Ended March 31,
                                                     --------------------------------------------------
                                                               2006                       2005
                                                     -----------------------    -----------------------
                                                      Average                    Average
                                                      Balance       Costs        Balance       Costs
                                                     ----------   ----------    ----------   ----------
                                                                   (Dollars in Thousands)
Savings, checking and
     money market accounts                           $  221,834         1.64%   $  219,155         0.70%
Certificates of deposit                                 244,112         3.19       200,980         2.84
Secutities sold under agreements to repurchase            8,694         2.80        12,808         0.93
FHLB advances and other borrowings                      181,529         4.22       158,235         3.77
                                                     ----------   ----------    ----------   ----------
Total interest-bearing liabilities                   $  656,169         2.94%   $  591,178         2.25%
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

         Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses, as discussed herein in "Critical Accounting Policies", the Company's provision for loan losses increased $271,000 or 17.7% to $1.8 million for the year ended March 31, 2006 from $1.5 million for the year ended March 31, 2005. The increase in provision for loan losses is a result of loan growth, mostly in commercial and construction lending, which have greater credit risk than residential real estate loans and as a result have a higher rate for the provision for loan losses.

         Non-interest Income. Total non-interest income increased $923,000, or 15.4%, from $6.0 million for the year ending March 31, 2005 to $6.9 million for the year ending March 31, 2006. The following table summarizes the components of non-interest income for the years ended March 31, 2006 and 2005:

                                       Year Ended March 31,      Dollar      Percentage
                                     -----------------------    Increase      Increase
                                        2006         2005      (Decrease)    (Decrease)
                                     ----------   ----------   ----------    ----------
                                                   (Dollars in Thousands)
Gain on sale of loans                $    1,771   $    1,044   $      727         69.64%
Recovery of impairment of
     mortgage servicing rights               64           81          (17)       (20.99)
Service fees and charges                  4,817        4,504          313          6.95
Commissions and other                       281          381         (100)       (26.25)
                                     ----------   ----------   ----------    ----------
Total non-interest income            $    6,933   $    6,010   $      923         15.36%
                                     ==========   ==========   ==========    ==========

         The gain on sale of loans increase is attributable to the increase in loan originations and sales of loans. Proceeds from the sale of loans increased $16.8 million, or 20.5%, from $82.3 million for the year ended March 31, 2005 to $99.2 million for the year ended March 31, 2006.

         Service fees and charges are mostly checking insufficient funds fees, ATM service fees, Visa fees, merchant bank card fees, checking service charges, and late charges on loans. The Company recognized an increase in fee income from ATM cards, visa cards and merchant bank cards, partially offset by a slight decline in fees from overdrawn accounts.

         Non-interest Expense. Total non-interest expense increased $2.4 million, or 10.5%, from $23.1 million for the year ended March 31, 2005 to $25.6 million for the year ended March 31, 2006. The following table summarizes the components of non-interest expense for the years ended March 31, 2006 and 2005:

                                             Year Ended March 31,      Dollar     Percentage
                                           -----------------------    Increase     Increase
                                              2006         2005      (Decrease)   (Decrease)
                                           ----------   ----------   ----------   ----------
                                                         (Dollars in Thousands)
   Compensation and related benefits       $   15,161   $   14,044   $    1,117         7.95%
   Professional fees                            1,135          667          468        70.16
   Loan expense                                   623          148          475       320.95
   Other                                        8,665        8,290          375         4.52
                                           ----------   ----------   ----------   ----------
         Total non-interest expense        $   25,584   $   23,149   $    2,435        10.52%
                                           ==========   ==========   ==========   ==========

         Compensation and related benefits increased $1.1 million, or 8.0%, from fiscal 2005 to fiscal 2006. The increase in compensation and related benefits was a result of regular annual compensation increases for employees during the year and an increase in health insurance costs. The Company also incurred an additional expense during the year ended March 31, 2006 as a result of a severance payment made in connection with the Company's acquisition of Oregon Trail in 2003. The severance payment was made to an individual in accordance with the terms of the merger agreement between the Company and Oregon Trail.

         Professional fees increased $468,000 as a result of additional services required to comply with additional regulations, such as compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act, FDICIA compliance, and certifications on management's assessments on internal controls.

         Loan expense increased $475,000 primarily as a result of increases in loan volume, including increased construction inspection fees, appraisal fees and credit report expenses.

         All other non-interest expense increased $375,000, or 4.5%, to $8.7 million for the year ended March 31, 2006 from $8.3 million for the year ended March 31, 2005. This increase in other non-interest expense is primarily the result of increases in advertising and debit and credit card expense.

         Income Taxes. Income tax expense increased $1.5 million, or 65.1%, from $2.4 million for the year ended March 31, 2005 to $3.9 million for the year ended March 31, 2006. The effective tax rates for the years ended March 31, 2006 and 2005 were 31.46% and 27.38%, respectively. The increase in the effective tax rate is attributable to an increase in income without a corresponding increase in tax-exempt income.

Comparison of Operating Results for the Years Ended March 31, 2004 and 2005

         General. Net income increased $1.9 million, or 44.1%, from $4.4 million ($1.13 per share - basic, $1.06 per share - diluted) for the year ended March 31, 2004 to $6.3 million ($1.08 per share - basic, $1.05 per share - diluted) for the year ended March 31, 2005. The Company acquired Oregon Trail on October 31, 2003. For the year ended March 31, 2004, the results of operations include five months, starting November 2003, of Oregon Trail operations and the year ended March 31, 2005 include a full year of combined operations. The increase in net income is a result of an increase in net interest income of $9.8 million, an increase in non-interest income of $494,000, partially offset by an increase in the provision for loan losses of $1.1 million, an increase in non-interest expense of $6.4 million, and an increase in income tax expense of $885,000.

         Net Interest Income. Net interest income increased $9.8 million, or 56.2%, from $17.5 million for the year ended March 31, 2004 to $27.3 million for the year ended March 31, 2005. The yield on interest-earning assets decreased to 6.38% from 6.54% for the fiscal years ended March 31, 2005 and 2004. The cost of funding, on interest-earning liabilities, decreased to 2.25% from 2.56% for the fiscal years ended March 31, 2005 and 2004. The Company's interest rate spread between the yield on interest-earning assets and the rate paid on total deposits and borrowed funds increased from 4.23% for fiscal 2004 to 4.38% for fiscal 2005.

         Total Interest Income. Total interest income increased $13.2 million, or 48.2%, from $27.4 million for the year ended March 31, 2004 to $40.6 million for the year ended March 31, 2005. The increase in total interest income is a result of an increase in interest income on interest-earning assets. The following table compares detailed average earning asset balance, and associated yields for the years ended March 31, 2005 and 2004:

                                                      Year Ended March 31,
                                      --------------------------------------------------
                                               2005                       2004
                                      -----------------------    -----------------------
                                       Average                    Average
                                       Balance       Yield        Balance       Yield
                                      ----------   ----------    ----------   ----------
                                                     (Dollars in Thousands)
Loans receivable, net                 $  506,053         6.72%   $  335,589         6.83%
Loans held for sale                        4,708         5.67         7,584         5.26
Mortgage-backed securities                68,761         4.50        35,869         5.16
Investment securities                     46,438         6.36        24,840         7.69
Other earning assets                      38,317         5.56        36,000         4.69
                                      ----------   ----------    ----------   ----------
Total interest-earning assets         $  664,277         6.38%   $  439,882         6.54%
                                      ==========   ==========    ==========   ==========

         Interest income from loans receivable increased as a result of the acquisition of Oregon Trail on October 31, 2003. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trail operations and the year ended March 31, 2005 include a full period of combined operations. The areas with the largest growth during fiscal 2004 attributable to the Oregon Trail acquisition are the commercial real estate loans and construction loans.

         Interest income from mortgage-backed securities increased as a result of additional income from the $58.7 million of mortgage-backed securities from Oregon Trail that became assets of the Company on October 31, 2003 and from additional income on the $3.0 million purchases of mortgage-backed securities in the first quarter of fiscal year 2005. Also, in December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping offset the costs of depository branches in Hayden and Boise, Idaho.

         Interest income from investment securities increases as a result of additional income from the $14.0 million of investment securities from Oregon Trail and from additional income on the $11.5 million purchases of short term investment securities primarily purchased in the first quarter of fiscal year 2005 in a leveraged transaction.

         The increase in other earning assets is the result of the increase in insurance interest income and dividends from the FHLB-Seattle. Additional income from insurance is a result of the $14.3 million of insurance policies acquired from Oregon Trail. Interest income from FHLB dividends was $284,000 and $398,000 for the years ended March 31, 2005 and 2004, respectively.

         Total Interest Expense. Total interest expense increased by $3.4 million, or 34.1%, from $9.9 million for the year ended March 31, 2004 to $13.3 million for the year ended March 31, 2005. The following table compares detailed average balances and associated costs for the years ended March 31, 2005 and 2004:

                                                                   Year Ended March 31,
                                                    --------------------------------------------------
                                                              2005                       2004
                                                    -----------------------    -----------------------
                                                     Average                    Average
                                                     Balance       Costs        Balance       Costs
                                                    ----------   ----------    ----------   ----------
                                                                   (Dollars in Thousands)
Savings, checking and
     money market accounts                          $  219,155         0.70%   $  126,560         0.67%
Certificates of deposit                                200,980         2.84       149,626         2.95
Securities sold under agreement to repurchase           12,808         0.93        10,465         0.46
FHLB advances and other borrowings                     158,235         3.77       101,106         4.58
                                                    ----------   ----------    ----------   ----------
Total interest-bearing liabilities                  $  591,178         2.25%   $  387,757         2.56%
                                                    ==========   ==========    ==========   ==========

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

         Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses, as discussed herein in "Critical Accounting Policies", the Company's provision for loan losses increased to $1.5 million for the year ended March 31, 2005 from $395,000 for the year ended March 31, 2004. The increase in provision for loan losses is a result of the acquisition of Oregon Trail. The Company acquired Oregon Trail on October 31, 2003 causing the results of operations to increase for the year ended March 31, 2005 from the year ended March 31, 2004. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trail operations and the year ended March 31, 2005 include a full period of combined operations. The increase in provision for loan losses was also a result of loan growth, mostly in commercial and construction lending.

         Non-interest Income. Total non-interest income increased $494,000, or 9.0%, from $5.5 million for year ended March 31, 2004 to $6.0 million for the year ended March 31, 2005. The following table summarizes the components of non-interest income for the years ended March 31, 205 and 2004:

                                        Year Ended March 31,      Dollar      Percentage
                                      -----------------------    Increase      Increase
                                         2005         2004      (Decrease)    (Decrease)
                                      ----------   ----------   ----------    ----------
                                                   (Dollars in Thousands)
Gain on sale of loans                 $    1,044   $    2,188   $   (1,144)       (52.29)%
Recovery of impairment of
     mortgage servicing rights                81           --           81            --
Service fees and charges                   4,504        3,120        1,384         44.36
Commissions and other                        381          208          173         83.17
                                      ----------   ----------   ----------    ----------
Total non-interest income             $    6,010   $    5,516   $      494          8.96%
                                      ==========   ==========   ==========    ==========

         Gain on sale of loans decreased $1.1 million, or 52.3%, to $1.0 million for the year ended March 31, 2005 from $2.2 million for the year ended March 31, 2004. This decrease is attributable to the decrease in refinance loan originations and sales of loans. Proceeds from the sale of loans decreased $72.8 million, or 46.9%, from $155.1 million for the year ended March 31, 2004 to $82.3 million for the year ended March 31, 2005.

         Service fees and charges are mostly checking insufficient funds fees, ATM service fees, Visa fees, merchant bank card fees, checking service charges, and late charges on loans. The Company recognized a decline in the insufficient funds fees as a result of fewer customers overdrawing their accounts.

         Non-interest Expense. Total non-interest expense increased $6.4 million, or 38.1%, from $16.8 million for the year ended March 31, 2004 to $23.1 million for the year ended March 31, 2005. The following table summarizes the components of non-interest expense for the years ended March 31, 2005 and 2004:

                                              Year Ended March 31,      Dollar     Percentage
                                            -----------------------    Increase     Increase
                                               2005         2004      (Decrease)   (Decrease)
                                            ----------   ----------   ----------   ----------
                                                          (Dollars in Thousands)
   Compensation and related benefits        $   14,044   $   10,095   $    3,949        39.12%
   Occupancy expense                             2,844        2,077          767        36.93
   Other                                         6,261        4,590        1,671        36.41
                                            ----------   ----------   ----------   ----------
         Total non-interest expense         $   23,149   $   16,762   $    6,387        38.10%
                                            ==========   ==========   ==========   ==========

         Compensation related benefits increased $3.9 million, or 39.1%, from fiscal 2004 to fiscal 2005. The increase in compensation and related benefits was a result of an increase in the number of full-time equivalent employees attributable to growth and additional employees in Oregon resulting from the acquisition of Oregon Trail. Staff was added for the new retail branches in Hayden and Boise, Idaho, and the new residential loan center in Nampa, Idaho.

         Occupancy expense increased $767,000 primarily attributable to the acquisition of Oregon Trail on October 31, 2003. For the year ended March 31, 2004, the results of operations exclude seven months ending October 2003 of Oregon Trial operations and the year ended March 31, 2005 include a full period of combined operations. Additional occupancy expenses incurred in fiscal 2005 include establishing a new loan production office in Nampa, Idaho and new branches in Boise and Hayden, Idaho.

         All other non-interest expense increased $1.7 million, or 36.4%, to $6.3 million for the year ended March 31, 2005 from $4.6 million for the year ended March 31, 2004. This increase in other non-interest expense is attributable to the purchase of Oregon Trail on October 31, 2003. Professional fees increased as a result of expenses related to the conversion and training to convert the entire core processing system into one system to increase efficiencies, additional regulatory examinations, and some consulting fees for Sarbanes-Oxley Act and FDICIA compliance and certifications.

         Income Taxes. Income tax expense increased $885,000, or 59.7%, from $1.5 million for the year ended March 31, 2004 to $2.4 million for the year ended March 31, 2005. The effective tax rates for the years ended March 31, 2005 and 2004 were 27.38% and 25.38%, respectively. The increase in the effective tax rate is attributable to permanent tax differences on bank owned life insurance income and tax exempt interest income on securities in relation to taxable income.

Average Balances, Interest and Average Yields/Cost

         The following table sets forth certain information for the years indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average tax effected yields and costs. Such yields and costs for the years indicated are derived by dividing tax effected income or expense by the average daily balance of assets or liabilities, respectively, for the years ended March 31, 2006, 2005 and 2004.

                                                                     Year Ended March 31,
                        -----------------------------------------------------------------------------------------------------------
                                      2006                                 2005                                 2004
                        ---------------------------------   ----------------------------------   ----------------------------------
                                   Interest     Average                 Interest     Average                 Interest      Average
                        Average      and        Yield/       Average      and        Yield/       Average      and         Yield/
                        Balance    Dividends    Cost(1)      Balance    Dividends    Cost(2)      Balance    Dividends     Cost(3)
                       ----------  ----------  ----------   ----------  ----------  ----------   ----------  ----------  ----------
                                                                      (Dollars in Thousands)
Interest-earning
  assets (4):
Loans receivable:
Mortgage loans
  receivable           $  126,795  $    8,028        6.33%  $  117,016  $    7,356        6.29%  $   74,416  $    5,065        6.81%
Commercial loans
  receivable              276,950      21,194        7.70      223,158      14,193        6.43      150,557       9,274        6.25
Construction loans
  receivable               85,291       8,233        9.65       53,857       4,416        8.20       36,356       2,832        7.79
Consumer loans
  receivable               80,654       5,420        6.72       74,413       4,964        6.67       43,063       3,263        7.58
Agricultural loans
  receivable               44,759       3,240        7.24       46,240       2,906        6.28       37,547       2,334        6.22
Unearned loan fees
  and discounts
  and allowance
  for loan losses         (10,616)         --          --       (8,631)         --          --       (6,350)         --          --
                       ----------  ----------  ----------   ----------  ----------  ----------   ----------  ----------  ----------
Loans receivable,
  net                     603,833      46,115        7.66      506,053      33,835        6.72      335,589      22,768        6.83
Loans held for
  sale                      6,184         311        5.03        4,708         267        5.67        7,584         399        5.26
Mortgage-backed
  securities               56,789       2,532        4.46       68,761       3,092        4.50       35,869       1,850        5.16
Investment
  securities               48,287       2,069        6.08       46,438       1,991        6.36       24,840       1,161        7.69
Other earning
  assets                   38,412       1,161        4.86       38,317       1,446        5.56       36,000       1,237        4.69
                       ----------  ----------  ----------   ----------  ----------  ----------   ----------  ----------  ----------
Total interest-
  earning assets          753,505      52,188        7.15      664,277      40,631        6.38      439,882      27,415        6.54
                                   ----------  ----------                ----------  ----------              ----------  ----------
Non-interest-
  earning assets           76,700                               78,981                               44,684
                       ----------                           ----------                           ----------
Total assets           $  830,205                           $  743,258                           $  484,566
                       ==========                           ==========                           ==========

Interest-earning
  liabilities:
Savings, checking
   and money
   market accounts     $  221,834       3,630        1.64   $  219,155       1,538        0.70   $  126,560         844        0.67
Certificates of
  deposit                 244,112       7,787        3.19      200,980       5,698        2.84      149,626       4,410        2.95
                       ----------  ----------  ----------   ----------  ----------  ----------   ----------  ----------  ----------
Total deposits            465,946      11,417        2.45      420,135       7,236        1.70      276,186       5,254        1.90
FHLB advances and
  other borrowings        181,529       7,654        4.22      158,235       5,964        3.77      101,106       4,632        4.58
Securities sold
   under agreement
   to repurchase            8,694         243        2.80       12,808         119        0.93       10,465          48        0.46
                       ----------  ----------  ----------   ----------  ----------  ----------   ----------  ----------  ----------
Total interest-
  bearing
    liabilities           656,169      19,314        2.94      591,178      13,319        2.25      387,757       9,934        2.56
                                   ----------                           ----------                           ----------
Total non-interest-
  bearing
    deposits               89,326                      --       73,825                      --       43,107                      --
                       ----------              ----------   ----------              ----------   ----------              ----------
Total deposits and
    borrowed funds        745,495                    2.59      665,003                    2.00      430,864                    2.31
                                               ----------                           ----------                           ----------
Non-interest-bearing
  liabilities               8,417                                7,327                                6,638
                       ----------                           ----------                           ----------
Total liabilities         753,912                              672,330                              437,502
Total stockholders'
  equity                   76,293                               70,928                               47,064
                       ----------                           ----------                           ----------

Total liabilities and
   total stockholders'
   equity              $  830,205                           $  743,258                           $  484,566
                       ==========                           ==========                           ==========

Net interest income                $   32,874                           $   27,312                           $   17,481
                                   ==========                           ==========                           ==========
Interest rate spread                                 4.56%                                4.38%                                4.23%
                                               ==========                           ==========                           ==========
Net interest margin                      4.59%                                4.38%                                4.28%
                                   ==========                           ==========                           ==========
Ratio of average
   interest-earning
   assets to average
   interest-bearing
   liabilities                        114.83%                              112.36%                              113.44%
                                   ==========                           ==========                           ==========
See next page for referenced notes

     (1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18% tax rate. The tax benefit on interest income for the year ended March 31, 2006 is $1.7 million. Excluding this tax effect, average yields on commercial loans would have been 7.65%, net loans receivable would have been 7.64%, investment securities would have been 4.28% and other earning assets would have been 3.02%. Excluding this tax effect, yield on total interest-earning assets would have been 6.93%, interest rate spread would have been 4.34%, and net interest margin would have been 4.36%.
     (2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18% tax rate. The tax benefit on interest income for the year ended March 31, 2005 is $1.8 million. Excluding this tax effect, average yields on commercial loans would have been 6.36%, net loans receivable would have been 6.69%, investment securities would have been 4.29%, and other earning assets would have been 3.77%. Excluding this tax effect, total interest-earning assets would have been 6.11%, interest rate spread would have been 4.11%, and net interest margin would have been 4.11%.
     (3) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18% tax rate. The tax benefit on interest income for the year ended March 31, 2004 is $1.3 million. Excluding this tax effect, average yields on commercial loans would have been 6.16%, net loans receivable would have been 6.78%, investment securities would have been 4.67%, and other earning assets would have been 3.44%. Excluding this tax effect, total interest-earning assets would have been 6.24%, interest rate spread would have been 3.93%, and net interest margin would have been 3.97%.
     (4) Does not include interest on loans more than 90 days past due or non accruing loans.

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

                                              Year Ended March 31, 2006                       Year Ended March 31, 2005
                                                Compared to Year Ended                          Compared to Year Ended
                                                    March 31, 2005                                 March 31, 2004
                                              Increase (Decrease) Due to                      Increase (Decrease) Due to
                                    ----------------------------------------------  ----------------------------------------------
                                                              Rate/                                           Rate/
                                       Rate       Volume      Volume       Net         Rate       Volume      Volume       Net
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                          (In Thousands)
Interest-earning assets:
Loans receivable (1)                $    4,812  $    6,537  $      929  $   12,278  $     (330) $   11,565  $     (168) $   11,067
Loans held for sale                        (30)         84          (9)         45          31        (151)        (12)       (132)
Mortgage-backed securities                 (26)       (538)          5        (559)       (237)      1,696        (217)      1,242
Investment securities                       (1)         79          --          78         (96)      1,009         (83)        830
Other earning assets                      (288)          4          (1)       (285)        122          80           7         209
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total net change in income
 on interest-earning assets              4,467       6,166         924      11,557        (510)     14,199        (473)     13,216
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Interest-bearing liabilities:
Savings, checking and money
   market accounts                       2,048          19          25       2,092          38         608          49         695
Certificates of deposit                    713       1,223         153       2,089        (168)      1,514         (57)      1,289
FHLB advances and
  other borrowings                         708         878         104       1,690        (822)      2,617        (464)      1,331
Securities sold under
   agreement to repurchase                 239         (38)        (77)        124          49          10          11          70
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total net change in expense
  on interest-bearing liabilities        3,708       2,082         205       5,995        (903)      4,749        (461)      3,385
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Net increase (decrease) in net
  interest income                   $      759  $    4,084  $      719  $    5,562  $      393  $    9,450  $      (12) $    9,831
                                    ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

(1) Does not include interest on loans more than 90 days past due or non accruing loans.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Contractual obligations at March 31, 2006 consisted of the following:

                                                                             One Year to       Three Years
                                                              Less than    Less than Three     to Less than     Five Years
                                                  Total       One Year          Years           Five Years      and Greater
                                                ---------     ---------       ---------         ----------      -----------
                                                                            (In Thousands)
Maturities of FHLB advances and
  other borrowings                              $ 176,817     $ 111,094       $  13,599         $  36,177        $  15,947
Operating leases future minimum
  rental payments                               $     385     $     218       $     167         $      --        $      --

Other commitments at March 31, 2006 consisted of the following:

                                                                             One Year to       Three Years
                                                              Less than    Less than Three     to Less than     Five Years
                                                  Total       One Year          Years           Five Years      and Greater
                                                ---------     ---------       ---------         ----------      -----------
                                                                            (In Thousands)
Loan commitments                                $ 144,034     $  79,961       $  54,057         $     965        $   9,051
Credit card line commitments                    $  10,428     $  10,428       $      --         $      --        $      --
Lines of credit                                 $  96,830     $  67,269       $   8,299         $   4,571        $  16,691
Standby letters of credit                       $   6,882     $   6,687       $     195         $      --        $      --

         The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts expire in one year or less. The annual fees are paid at the beginning of the terms or paid monthly based upon usage, transactions, or number of customers. The data processing, automated teller machine, merchant bank card, and Visa credit card expense, which include these contracts, was $2.2 million for the year ended March 31, 2006.

         Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2006, these commitments totaled $6.9 million. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees during the past three years. The Company did not incur any losses on its commitments in fiscal 2006, 2005 or 2004. The liability recorded associated with standby letters of credit at March 31, 2006 and 2005 was $21,000 and $25,000, respectively.

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

         The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, and borrowings from the Portland Branch Office of the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. See the Consolidated Statements of Cash Flows for financial information concerning the Company's liquidity position.

         The primary investing activity of the Company is the origination of loans. During the year ended March 31, 2006, the Company originated loans, excluding loans purchased and loan participations, based upon new production in the amount of $559.0 million. The Company maintains a laddered maturity of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity of securities provided $9.4 million and $17.8 million for the years ended March 31, 2006 and 2005, respectively. Proceeds from the sale of loans provided $99.2 million for the year ended March 31, 2006 and $82.3 million for the year ended March 31, 2005.

         For the year ended March 31, 2006, proceeds from maturities and sale of securities were $9.4 million and purchases of securities were $854,000, with the difference used to fund loan growth. In December 2003, the Company engaged in a $25.0 million leveraged transaction, purchasing mortgage-backed securities funded by cash and short term FHLB advances. This generated net interest income, helping defray the costs of depository branches in Hayden, Idaho and Boise, Idaho. Mortgage-backed and investment securities of $26.1 million were purchased to minimize extension risk by shortening the maturity dates of securities given the current interest rate environment.

         The primary financing activities of the Company are customer deposits, brokered deposits, and FHLB advances. As indicated on the Company's Consolidated Statements of Cash Flows, deposits provided $51.8 million for the year ended March 31, 2006, which consisted of a $49.8 million increase in branch deposits and $2.0 million increase in brokered deposits. In addition, the Company maintains a credit facility with the FHLB-Seattle, which provides for immediately available advances. FHLB advances totaled $170.7 million, including a $2.2 million merger premium, at March 31, 2006. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. The Bank also maintains an additional credit facility with US Bank with available funds totaling $20.0 million. There were no outstanding balances under this facility at March 31, 2006 and 2005. The Bank maintains an additional credit facility with the Federal Reserve Bank of San Francisco with available funds totaling 75% of pledged loans, or $538,000 at March 31, 2006. There were no outstanding balances under this facility at March 31, 2006 and 2005. The Company maintains an additional credit facility with US Bank with available funds totaling $3.5 million. There were outstanding balances of $3.1 million at March 31, 2006, and $2.2 million at March 31, 2005 under this facility. Cash provided by advances from FHLB and other borrowing facilities was $786.1 million for the year ended March 31, 2006. Cash used for payments on these advances was $794.0 million for the year ended March 31, 2006. As of March 31, 2006 and 2005, there were $40.8 million and $45.8 million of FHLB advances that were putable, respectively. The Bank also has used other sources of funding when the need arises including brokered certificates of deposit (up to 15% of assets under current Board policy) and the national certificates of deposit markets. As of March 31, 2006 and 2005, there were brokered certificates of deposits of $44.7 million and $42.7 million, respectively.

         At March 31, 2006, the Company held cash and cash equivalents of $26.9 million, or 3.2% of total assets. In addition, at that date $46.7 million of the Company's investment securities were classified as available-for-sale.

         The Company has commitments that have a future impact on the Company's liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At March 31, 2006, the Company had loan commitments totaling $144.0 million, and undisbursed lines of credit and standby letters of credit totaling $103.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2006 totaled $177.8 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The Bank is required to maintain specific amounts of capital pursuant to FDIC and State of Washington requirements. As of March 31, 2006, the Bank was in compliance with all regulatory capital requirements effective as of that date with Tier 1 Capital to average assets, Tier 1 Capital to risk-weighted assets and total capital to risk-weighted assets of 7.3%, 9.8% and 11.6%, respectively. For a detailed discussion of regulatory capital requirements, see "Regulation - State Regulation and Supervision" and "--Capital Requirements."

Impact of New Accounting Standards

         In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No 156, Accounting for Services of Financial Assets. This statement revises and clarifies the criteria for derecognition of transferred financial assets and places restrictions on the ability of a qualifying special purpose entity to roll over beneficial interests such as short-term commercial paper. This statement also will permit, but not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with changes in fair value recorded in income. The statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of the statement on the Company's results of operations and financial condition.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007 with earlier adoption permitted. Management is currently evaluating the effect of the statement on the Company's results of operations and financial condition.

         In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company adopted the provisions of SFAS No. 123(R) effective April 1, 2006.

Effect of Inflation and Changing Prices

         The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time as a result of inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance-sheet derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 or 200 bp downward shifts in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Based on the asset sensitivity of the balance sheet at March 31, 2006, the Bank is expecting to be well positioned to benefit from rising rates and minimize negative impact of declining rates. If rates were to sustain a 200 bp increase, net interest income would be expected to rise by 1.04%, all else being equal. If rates were to sustain a 200 bp decrease, net interest income would be expected to decline by 3.83%, all else being equal. The following reflects the Company's NII sensitivity analysis as of March 31, 2006 and 2005 as compared to the 10.00% Board approved policy limit.

    March 31, 2006:                     -200 BP                           Flat                          +200 BP
                                        -------                           ----                          -------
                                                                 (Dollars in Thousands)
    Year 1 NII                          $ 34,002                        $ 35,354                       $ 35,723
    NII $ Change                          -1,353                              --                            368
    NII % Change                           -3.83%                             --                            1.04%

    March 31, 2005:                     -100 BP                           Flat                          +200 BP
                                        -------                           ----                          -------
                                                                 (Dollars in Thousands)
    Year 1 NII                          $ 29,070                        $ 29,698                       $ 30,206
    NII $ Change                            (628)                             --                            508
    NII % Change                           -2.11%                             --                            1.71%

         The preceding sensitivity analysis does not represent a forecast for the Company and should not be relied upon an indicator of expected future operating results. These hypothetical estimates are based upon numerous assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         For the Company's Consolidated Financial Statements and notes thereto required by this item, see the index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

Item 9A. Controls and Procedures
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of May 31, 2006 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
          (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 9B. Other Information.
---------------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The information required by this Item is incorporated by reference from the sections captioned "Proposal 1 - Election of Directors" and "Meetings and Committees of the Board of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Shareholders (the "2006 Proxy Statement").

         For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1 Business - Personnel - Executive Officers of the Company and Bank" above.

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

         Code of Ethics
         --------------

         On January 15, 2004, the Board of Directors adopted the Officer and Director Code of Ethics, which was reviewed and approved by the Board on September 16, 2004 in conjunction with the review and approval of the Bank's Personnel Policy and Procedures. On March 3, 2005 and May 25, 2006, the Code of Ethics was reviewed by the Corporate Governance and Nominating Committee and no changes or amendments were recommended. The Code is applicable to each of the Company's officers and employees, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is being filed as Exhibit 14 to this Form 10-K and is available on the Company's website at www.fbnw.com.

         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information required by this Item with respect to Item 405 of Regulation S-K is incorporated by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement.

Item 11. Executive Compensation
-------------------------------

         The information required by this Item is incorporated by reference to the sections captioned "Directors' Compensation" and "Executive Compensation" in the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

         The information required by this Item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement.

         (b)      Security Ownership of Management

         The information required by this Item is incorporated by reference to the sections caption "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement.

         (c)      Changes in Control

         The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         (d)      Equity Compensation Plan Information

         The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2006. All references reflect the two-for-one stock split paid as of the close of business on February 9, 2006.

                                                      (a)                (b)                 (c)
                                                   Number of          Weighted-      Number of securities
                                               securities to be        average      remaining available for
                                                  issued upon       exercise price   future issuance under
                                                  exercise of       of outstanding    equity compensation
                                                  outstanding          options,         plans (excluding
                                               options, warrants     warrants and     securities reflected
                 Plan category                    and rights            rights           in column (a))
         ------------------------------         ---------------     ---------------     ---------------
         Equity compensation plans
          approved by security holders:
               1998 Stock Option Plan                 224,480            $ 8.69              53,250
               1999  Management Recognition
                 and Development Plan (1)                  --            $   --                  --
               Oregon Trail 1998 Stock Option
                 Plan                                  48,776            $ 7.31                  --

         Equity compensation plans not
          approved by security holders:                   N/A               N/A                  N/A
                                                      -------            ------               ------

         Total                                        273,256            $ 8.44               53,250
                                                      =======            ======               ======

     (1) During fiscal 1999, 158,700 shares of restricted stock were awarded to the Company's directors and certain employees. The fair market value at the date of the award was $7.905 per share. As of March 31, 2006, there were no restricted shares issued and outstanding pursuant to the 1999 Management Recognition and Development Plan.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" in the 2006 Proxy Statement.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

         This information set forth under the section captioned "Ratification of Appointment of Independent Auditors" in the 2006 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules
------------------------------------------------

         (a)      Exhibits

                  3.1 (a)   Articles of Incorporation of the Registrant (1)
                  3.1 (b)   Amendment to the Articles of Incorporation (2)
                  3.2 (a)   Bylaws of the Registrant (1)
                  3.2 (b)   Bylaws Amendment adopted by the Board of Directors
                            on May 23, 2002. (3)
                  10.1      Employment Agreement between FirstBank Northwest,
                            FirstBank Corp. and Clyde E. Conklin (4)
                  10.2      Employment Agreement between FirstBank Northwest,
                            FirstBank Corp. and Larry K. Moxley (4)
                  10.3      Salary Continuation Agreement between First Federal
                            Bank of Idaho, F.S.B. and Clyde E. Conklin (4)
                  10.4      Salary Continuation Agreement between First Federal
                            Bank of Idaho, F.S.B. and Larry K. Moxley (4)
                  10.5      Management Recognition and Development Plan (5)
                  10.5      Change in Control Agreement between FirstBank
                            Northwest, FirstBank NW Corp. and Richard R.
                            Acuff (6)
                  10.6      1998 Stock Option Plan (5)
                  10.6      Change in Control Agreement between FirstBank
                            Northwest, FirstBank NW Corp. and Terence A. Otte(7)
                  10.7      Oregon Trail 1998 Stock Option Plan (8)
                  10.7      Change in Control Agreement between FirstBank
                            Northwest, FirstBank NW Corp. and Donn L. Durgan (7)
                  10.8      FirstBank Northwest Executive Non-Qualified
                            Retirement Plan (4)
                  10.9      FirstBank Northwest Deferred Compensation Plan (4)
                  14        Code of Ethics
                  21        Subsidiaries of the Registrant
                  23.1      Consent of Independent Registered Public Accounting
                            Firm
                  31.1      Certification of Chief Executive Officer of
                            FirstBank NW Corp. Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002
                  31.2      Certification of Chief Financial Officer of
                            FirstBank NW Corp. Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002
                  32.1      Certification of Chief Executive Officer of
                            FirstBank NW Corp. Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002
                  32.2      Certification of Chief Financial Officer of
                            FirstBank NW Corp. Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000 filed on June 19, 2000.
(2) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005 and to the Registrant's Current Report on Form 8K filed on March 17, 2005.
(3) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed on June 26, 2002.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 filed on February 13, 2006.
(5) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on September 28, 1998.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2005.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005.
(8) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on November 5, 2003.

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

                                       FIRSTBANK NW CORP.


Date:  May 30, 2006                    By: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                            DATE
----------                         -----                            ----

/s/ CLYDE E. CONKLIN               President, Chief                 May 30, 2006
----------------------------       Executive Officer and
Clyde E. Conklin                   Director (Principal
                                   Executive Officer)

/s/ LARRY K. MOXLEY                Executive Vice President,        May 30, 2006
----------------------------       Chief Financial Officer,
Larry K. Moxley                    and Director (Principal
                                   Financial Officer)

/s/ CYNTHIA M. MOORE               Controller                       May 30, 2006
----------------------------       (Principal Accounting Officer)
Cynthia M. Moore

/s/ STEVE R. COX                   Director and Chairman of         May 30, 2006
----------------------------       the Board
Steve R. Cox

/s/ JAMES N. MARKER                Director and First Vice          May 30, 2006
----------------------------       Chairman
James N. Marker

/s/ W. DEAN JURGENS                Director                         May 30, 2006
----------------------------
W. Dean Jurgens

/s/ RUSSELL H. ZENNER              Director                         May 30, 2006
----------------------------
Russell H. Zenner

/s/ JOHN W. GENTRY                 Director                         May 30, 2006
----------------------------
John W. Gentry

/s/ SANDRA T. POWELL               Director                         May 30, 2006
----------------------------
Sandra T. Powell

/s/ MICHAEL F. REULING             Director                         May 30, 2006
----------------------------
Michael F. Reuling

                                INDEX TO EXHIBITS

       14          Code of Ethics
       21          Subsidiaries of the Registrant
       23.1        Consent of Independent Registered Public Accounting Firm
       31.1        Certification of Chief Executive Officer of FirstBank NW
                   Corp. Pursuant to Section 302 of the Sarbanes-Oxley Act of
                   2002
       31.2        Certification of Chief Financial Officer of FirstBank NW
                   Corp. Pursuant to Section 302 of the Sarbanes-Oxley Act of
                   2002
       32.1        Certification of Chief Executive Officer of FirstBank NW
                   Corp. Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002
       32.2        Certification of Chief Financial Officer of FirstBank NW
                   Corp. Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

                       FirstBank NW Corp. and Subsidiaries


                   Index to Consolidated Financial Statements



Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:
Consolidated Statements of Financial Condition                         F-3 - F-4
Consolidated Statements of Income                                            F-5
Consolidated Statements of Comprehensive Income                              F-6
Consolidated Statements of Changes in Stockholders' Equity             F-7 - F-8
Consolidated Statements of Cash Flows                                 F-9 - F-10
Summary of Accounting Policies                                       F-11 - F-20
Notes to Consolidated Financial Statements                           F-21 - F-57

--------------------------------------------------------------------------------

Financial Statements
--------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FirstBank NW Corp. and Subsidiaries
Clarkston, Washington

We have audited the accompanying consolidated statement of financial condition of FirstBank NW Corp. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended March 31, 2006, 2005, and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstBank NW Corp. and subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended March 31, 2006, 2005, and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Moss Adams LLP
Spokane, Washington
May 26, 2006

--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------
(Dollars in Thousands)
------------------------------------------------------------------------------------------------

                                     ASSETS

                                                                             March 31,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
Cash and cash equivalents:
   Noninterest-bearing cash deposits                                 $     26,637   $     39,769
   Interest-bearing cash deposits                                             266          2,032
                                                                     ------------   ------------

      Total cash and cash equivalents                                      26,903         41,801

Investment securities:  (Note 2)
   Held-to-maturity, fair value of $31,440 and $30,869                     31,651         30,907
   Available-for-sale                                                      16,890         17,427
Mortgage-backed securities: (Note 2)
   Held-to-maturity, fair value of $21,661 and $22,147                     22,312         22,463
   Available-for-sale                                                      29,843         39,441
Loans held for sale                                                         3,785          3,999
Loans receivable, net of allowance for loan losses of
   $8,138 in 2006 and $7,254 in 2005 (Note 4)                             632,543        562,101
Accrued interest receivable                                                 4,657          3,834
Equity securities, at cost (Note 3)                                        12,789         12,789
Premises and equipment, net (Note 6)                                       17,558         18,688
Bank-owned and cash surrender value of life insurance policies             24,415         23,318
Mortgage servicing rights                                                     533            614
Goodwill (Note 7)                                                          16,599         16,683
Other intangible assets (Note 7)                                            2,212          2,927
Other assets                                                                3,313          4,130
                                                                     ------------   ------------

         TOTAL ASSETS                                                $    846,003   $    801,122
                                                                     ============   ============

See accompanying notes.            F-3

--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------
(Dollars in Thousands)
------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             March 31,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
LIABILITIES
  Deposits: (Note 9)
      Noninterest-bearing deposits                                   $     95,304   $     76,072
      Interest-bearing deposits                                           474,736        442,604
                                                                     ------------   ------------

    Total deposits                                                        570,040        518,676

  Securities sold under agreements to repurchase                            9,636         16,023
  Advances from borrowers for taxes and insurance                             972            913
  FHLB advances and other borrowings (Note 10)                            176,817        185,337
  Deferred income tax liability, net (Note 11)                                 23            543
  Accrued expenses and other liabilities                                    9,385          7,319
                                                                     ------------   ------------

       TOTAL LIABILITIES                                                  766,873        728,811
                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 20)

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 49,500,000 and
    5,000,000 shares authorized, 6,053,186 and 5,997,190
    shares issued, 5,928,312 and 5,855,604 shares
    outstanding at March 31, 2006 and 2005, respectively                       61             30
  Additional paid-in capital                                               45,944         45,249
  Unearned ESOP shares                                                       (635)          (719)
  Retained earnings, substantially restricted                              33,915         27,602
  Accumulated other comprehensive income (loss)                              (155)           149
                                                                     ------------   ------------

       TOTAL STOCKHOLDERS' EQUITY                                          79,130         72,311
                                                                     ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                     $    846,003   $    801,122
                                                                     ============   ============

See accompanying notes.            F-4

--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------

                                                                         Year Ended March 31,
                                                                ------------------------------------------
                                                                    2006           2005           2004
                                                                ------------   ------------   ------------
Interest and dividend income:
   Loans receivable                                             $     46,426   $     34,102   $     23,167
   Mortgage-backed securities                                          2,532          3,092          1,850
   Investment securities, taxable                                        726            704            416
   Investment securities, tax-exempt                                   1,343          1,287            745
   Other interest-earning assets                                       1,161          1,446          1,237
                                                                ------------   ------------   ------------
         Total interest and dividend income                           52,188         40,631         27,415
                                                                ------------   ------------   ------------

Interest expense:
Deposits                                                              11,417          7,236          5,253
FHLB advances and other borrowings                                     7,654          5,964          4,633
Securities sold under agreements to repurchase                           243            119             48
                                                                ------------   ------------   ------------
         Total interest expense                                       19,314         13,319          9,934
                                                                ------------   ------------   ------------

         Net interest income                                          32,874         27,312         17,481

Provision for loan losses                                             (1,799)        (1,528)          (395)
                                                                ------------   ------------   ------------

         Net interest income after provision for loan losses          31,075         25,784         17,086
                                                                ------------   ------------   ------------

Non-interest income:
   Gain on sale of loans                                               1,771          1,044          2,188
   Recovery of impairment of mortgage servicing rights, net               64             81             --
   Service fees and charges                                            4,817          4,504          3,120
   Commissions and other                                                 281            381            208
                                                                ------------   ------------   ------------
         Total non-interest income                                     6,933          6,010          5,516
                                                                ------------   ------------   ------------

Non-interest expenses:
   Compensation and related benefits                                  15,161         14,044         10,095
   Occupancy                                                           2,901          2,844          2,077
   Supplies and postage                                                  912            994            681
   Data and automated teller machine processing                          936            963            780
   Professional fees                                                   1,135            667            283
   Advertising                                                           676            542            506
   Travel and meals                                                      272            240            154
   Impairment of mortgage servicing rights, net                           --             --            121
   Debit and credit card expense                                       1,248            977            681
   Telephone                                                             417            445            294
   Insurance                                                             387            315            232
   Bank service charges                                                   77            159            170
   Charitable contributions                                              109             75             92
   Organizational dues                                                   110            106             75
   Loan expense                                                          623            148            103
   Foreclosed real estate expense                                         --            118            107
   Other                                                                 620            512            311
                                                                ------------   ------------   ------------
         Total non-interest expense                                   25,584         23,149         16,762
                                                                ------------   ------------   ------------

         Income before income tax expense                             12,424          8,645          5,840

Income tax expense                                                     3,908          2,367          1,482
                                                                ------------   ------------   ------------

         NET INCOME                                             $      8,516   $      6,278   $      4,358
                                                                ============   ============   ============

Basic earnings per share                                        $       1.45   $       1.08   $       1.13

Diluted earnings per share                                      $       1.41   $       1.05   $       1.06

Weighted average common shares outstanding - basic                 5,879,598      5,792,614      3,851,608

Weighted average common shares outstanding - diluted               6,020,332      5,995,260      4,111,270

See accompanying notes.            F-5

--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------

                                                                          Year Ended March 31,
                                                                ------------------------------------------
                                                                    2006           2005           2004
                                                                ------------   ------------   ------------
Net income                                                      $      8,516   $      6,278   $      4,358
                                                                ------------   ------------   ------------
Other comprehensive income (loss):
   Net change in unrealized gain (loss) on securities
      available-for-sale                                                (512)        (1,844)           622
   Less deferred income tax (benefit) provision                          208            726           (240)
   Net change in unrealized gain on cash flow hedge                       --            (38)          (208)
   Less deferred income tax provision                                     --             15             81
                                                                ------------   ------------   ------------

         Net other comprehensive income (loss)                          (304)        (1,141)           255
                                                                ------------   ------------   ------------

         COMPREHENSIVE INCOME                                   $      8,212   $      5,137   $      4,613
                                                                ============   ============   ============

See accompanying notes.            F-6
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                                Other
                                                                                                   Retained     Compre-     Total
                                            Common Stock      Additional   Unearned                Earnings,    hensive    Stock-
                                      ---------------------    Paid-In      ESOP      Deferred  Substantially   Income     holders'
                                        Shares      Amount     Capital      Shares  Compensation  Restricted    (Loss)      Equity
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance, March 31, 2003               2,761,984   $      14   $   9,842   $    (884)  $    (157)  $  20,214   $   1,035   $  30,064

   Repurchase of common stock          (335,964)         (2)     (5,121)                                                     (5,123)
   Amortization of deferre
      compensation                                                                          157                                 157
   Dividends paid                                                                                    (1,296)                 (1,296)
   Net change in unrealized gain
      on securities available
      for sale,  net of tax                                                                                         382         382
   Net change in unrealized gain
      on cash flow hedge, net of tax                                                                               (127)       (127)
   ESOP shares released                                             139          82                                             221
   Stock issued from the exercise
      of stock option                   493,946           2       2,811                                                       2,813
   Stock issued in acquisition        2,960,128          15      33,213                                                      33,228
   Stock options issued in
      acquisition                                                 4,563                                                       4,563
   Tax benefit of stock options
      exercised                                                      92                                                          92
   Net income                                                                                         4,358                   4,358
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance, March 31, 2004               5,880,094          29      45,539        (802)         --      23,276       1,290      69,332

   Repurchase of common stock          (187,864)         (1)     (2,646)                                                     (2,647)
   Dividends paid                                                                                    (1,952)                 (1,952)
   Net change in unrealized gain
      on securities available
      for sale, net of tax                                                                                       (1,118)     (1,118)
   Net change in unrealized gain
      on cash flow hedge, net of tax                                                                                (23)        (23)
   ESOP shares released                                             152          83                                             235
   Stock issued from the exercise
      of stock option                   304,960           2       2,142                                                       2,144
   Tax benefit of stock options
      exercised                                                      62                                                          62
   Net income                                                                                         6,278                   6,278
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance, March 31, 2005               5,997,190   $      30   $  45,249   $    (719)  $      --   $  27,602   $     149   $  72,311
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

See accompanying notes.           F-7
--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                                Other
                                                                                                   Retained     Compre-     Total
                                            Common Stock      Additional   Unearned                Earnings,    hensive    Stock-
                                      ---------------------    Paid-In      ESOP      Deferred  Substantially   Income     holders'
                                        Shares      Amount     Capital      Shares  Compensation  Restricted    (Loss)      Equity
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance, March 31, 2005               5,997,190   $      30   $  45,249   $    (719)  $      --   $  27,602   $     149   $  72,311

   Dividends paid                                                                                    (2,173)                 (2,173)
   Net change in unrealized gain
      on securities available
      for sale, net of tax                                                                                         (304)       (304)
   ESOP shares released                                             162          84                                             246
   Stock issued from the exercise
      of stock options                   55,996           1         432                                                         433
      Stock split                                        30                                             (30)
      Tax benefit of stock options
      exercised                                                     101                                                         101
   Net income                                                                                         8,516                   8,516
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance, March 31, 2006               6,053,186   $      61   $  45,944   $    (635)  $      --   $  33,915   $    (155)  $  79,130
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

See accompanying notes.            F-8

--------------------------------------------------------------------------------

FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                               Year Ended March 31,
                                                                                    ------------------------------------------
                                                                                        2006          2005            2004
                                                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $      8,516   $      6,278   $      4,358
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                         1,429          1,381          1,047
      Amortization (accretion), net                                                          109           (492)          (422)
      Provision for loan losses                                                            1,799          1,528            395
      Net increase in bank-owned and cash surrender value of life insurance               (1,097)        (1,062)          (620)
      Gain on sale of loans held for sale                                                 (1,771)        (1,044)        (2,188)
      Proceeds from sale of loans held for sale                                           99,160         82,317        155,127
      Originations of loans held for sale                                                (97,175)       (79,891)      (154,249)
      Other (gains) losses, net                                                              (44)          (111)            83
      Deferred income taxes                                                                 (312)           953           (352)
      FHLB stock dividends                                                                    --           (284)          (398)
      Deferred compensation expense                                                           --             --            157
      ESOP compensation expense                                                              246            235            221
      Impairment (recovery) of mortgage servicing rights                                     (64)           (81)           121
      Changes in assets and liabilities:
         Accrued interest receivable and other assets                                       (462)          (184)         2,375
         Income taxes receivable                                                             218            282            272
         Accrued expenses and other liabilities                                            2,025            405         (1,486)
                                                                                    ------------   ------------   ------------

         Net cash provided by operating activities                                        12,577         10,230          4,441
                                                                                    ------------   ------------   ------------
CASH FLOWS FROM  INVESTING ACTIVITIES
   Proceeds from maturities of mortgage-backed securities; held-to-maturity                   81            339            159
   Proceeds from maturities of mortgage-backed securities; available-for-sale              8,928         16,408          9,724
   Proceeds from maturities of investment securities; available-for-sale                     367            960            289
   Proceeds from maturities of investment securities; held-to-maturity                        22             44             --
   Proceeds from sale of mortgage-backed securities; available-for-sale                       --             --         21,671
   Proceeds from sale of investment securities; available-for-sale                            --             --          2,774
   Proceeds from call of mortgage-backed securities; held-to-maturity                         --             19             --
   Purchase of mortgage-backed securities; held-to-maturity                                   --             --        (20,871)
   Purchase of mortgage-backed securities; available-for-sale                                 --         (3,028)       (19,328)
   Purchase of investment securities; held-to-maturity                                      (853)       (11,364)       (10,217)
   Purchase of investment securities; available-for-sale                                      (1)          (117)          (382)
   Other net change in loans receivable                                                  (72,393)      (105,412)       (11,321)
   Net cash in acquisition                                                                    --             --         24,707
   Purchases of premises and equipment                                                      (299)        (1,899)        (3,336)
   Proceeds from disposition of assets                                                        --             90              2
   Proceeds from the sale of foreclosed and repossessed assets                               821          1,015            888
                                                                                    ------------   ------------   ------------

         Net cash used by investing activities                                           (63,327)      (102,945)        (5,241)
                                                                                    ------------   ------------   ------------

See accompanying notes.            F-9

--------------------------------------------------------------------------------


FIRSTBANK NW CORP. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                               Year Ended March 31,
                                                                                    ------------------------------------------
                                                                                        2006          2005            2004
                                                                                    ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                         $     51,842   $     38,968   $     19,331
   Net increase (decrease) in securities sold under agreements to repurchase              (6,387)         5,536           (664)
   Net increase (decrease) in advances from borrowers for taxes
        and insurance                                                                         59            (47)          (237)
   FHLB advances and other borrowings                                                    786,115        636,722        165,069
   Repayments on FHLB advances and other borrowings                                     (794,037)      (582,605)      (165,437)
   Repurchase of common stock                                                                 --         (2,647)        (5,123)
   Cash dividends paid on common stock                                                    (2,173)        (1,952)        (1,296)
   Proceeds from the exercise of stock options                                               433          2,144          2,813
                                                                                    ------------   ------------   ------------

         Net cash provided by financing activities                                        35,852         96,119         14,456
                                                                                    ------------   ------------   ------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (14,898)         3,404         13,656

Cash and cash equivalents, beginning of year                                              41,801         38,397         24,741
                                                                                    ------------   ------------   ------------

Cash and cash equivalents, end of year                                              $     26,903   $     41,801   $     38,397
                                                                                    ============   ============   ============
Supplemental disclosures for cash flow information:
 Cash paid during the year for:
      Interest                                                                      $     19,405   $     14,069   $      9,997
                                                                                    ============   ============   ============

      Income taxes                                                                  $      4,695   $      2,067   $      1,628
                                                                                    ============   ============   ============
Noncash investing and financing activities:
   Unrealized gain (loss) on securities; available for sale, net of tax             $       (304)  $     (1,118)  $        382
                                                                                    ============   ============   ============

   Unrealized gain on interest rate swap, net of tax                                $         --   $        (23)  $       (127)
                                                                                    ============   ============   ============

   Transfer from loans receivable to real estate acquired
      through foreclosure                                                           $         --   $        984   $      1,192
                                                                                    ============   ============   ============

   Transfer from loans receivable to repossessed assets acquired
      through repossession                                                          $        175   $        117   $         70
                                                                                    ============   ============   ============

   Loans receivable charged to allowance for loan losses                            $      1,033   $        698   $        478
                                                                                    ============   ============   ============

   Financing of real estate sold                                                    $         --   $        522   $         --
                                                                                    ============   ============   ============

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

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. (Oregon Trail) and its wholly-owned subsidiary, Pioneer Bank, A Federal Savings Bank (Pioneer Bank), for approximately $36.5 million in cash and 2,960,128 shares of FirstBank common stock for consideration of the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. See Note 22 for additional information concerning the Company's acquisition of Oregon Trail.

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

Bank-owned and cash surrender value of life insurance policies:
Bank-owned life insurance is carried at the cash surrender value net of any loans against any policy and surrender charges expected to be incurred. The policies are primarily in place to provide executive life insurance benefits to the Bank and for investment purposes. Single premium life policies at March 31, 2006 and 2005 were $20.9 million and $19.9 million, respectively. Flexible premium life policies at March 31, 2006 and 2005 were $3.5 million and $3.4 million, respectively. At March 31, 2006 and 2005 there were no loans offset against the cash surrender values and no restrictions against the use of the proceeds. Bank-owned and cash surrender value of life insurance policies at March 31, 2006 and 2005 were $24.4 million and $23.3 million, respectively.

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

Advertising Costs:
Advertising costs are charged to operations when incurred. Advertising expense for the years ended March 31, 2006, 2005 and 2004 was $676,000, $542,000 and
$506,000, respectively.

Employee Stock Ownership Plan:
The Company sponsors an Employee Stock Ownership Plan (the ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 93-6, Employer's Accounting for Employee Stock Ownership Plans. Accordingly, the shares held by the ESOP are reported as unearned shares issued to the ESOP in the statements of financial condition. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings per share calculations.

Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

Stock-based compensation:
SFAS No. 123(R), Share-Based Payment, requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Public entities will be required to apply SFAS No. 123(R) as of the beginning of the next fiscal year that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123(R) effective April 1, 2006. For the year ended March 31, 2006, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123(R). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation at the years ended March 31, 2006, 2005 and 2004.

                                                            Year Ended March 31,
                                                 ------------------------------------------
                                                     2006            2005          2004
                                                 ------------   ------------   ------------
                                                  (In Thousands, except per share data)
Net income as reported                           $      8,516   $      6,278   $      4,358
Pro forma adjustment for effect of fair value
   accounting for stock options                           (15)            (9)            (1)
                                                 ------------   ------------   ------------

         Pro forma net income                    $      8,501   $      6,269   $      4,357
                                                 ============   ============   ============

Basic earnings per share:
   As reported                                   $       1.45   $       1.08   $       1.13
   Pro forma                                     $       1.45   $       1.08   $       1.13

   Diluted earnings per share:
   As reported                                   $       1.41   $       1.05   $       1.06
   Pro forma                                     $       1.41   $       1.05   $       1.06

Earnings per share:
The Company reports earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of EPS assuming dilution (diluted EPS). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options are the only potentially dilutive instruments issued by the Company. ESOP shares that are unallocated and not yet committed to be released are excluded from the weighted average shares outstanding calculation (see Note
15).

On January 4, 2006, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock. The stock dividend was paid as of the close of business on February 9, 2006. Each shareholder of record as of the close of business on January 26, 2006 received one additional share for every share outstanding on the record date. As a result of the split, 3,022,716 additional shares were issued increasing common stock by $30,227 and retained earnings were reduced by $30,227. All references in these consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the two-for-one stock split.

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

New accounting pronouncements:
In March 2006, the FASB issued SFAS No 156, Accounting for Services of Financial Assets. This statement revises and clarifies the criteria for derecognition of transferred financial assets and places restrictions on the ability of a qualifying special purpose entity to roll over beneficial interests such as short-term commercial paper. This statement also will permit, but not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing right, or MSRs) at fair value, with changes in fair value recorded in income. The statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of the statement on the Company's results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance SFAS No. 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007 with earlier adoption permitted. Management is currently evaluating the effect of the statement on the Company's results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company adopted the provisions of SFAS No. 123(R) effective April 1, 2006.

Note 2 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, at March 31, 2006 and 2005 are as follows:

                                                                    March 31, 2006
                                       ------------------------------------------------------------------------
                                                                   (In Thousands)

                                                                                       Gross
                                                                        Gross        Unrealized
                                                                      Unrealized       Losses
                                                         Gross        Losses Less     Greater
                                         Amortized     Unrealized      Than 12        Than 12         Fair
                                           Cost          Gains          Months         Months         Value
                                       ------------   ------------   ------------   ------------   ------------
Securities Available-for-Sale
   State, county, and municipal        $     14,896   $        498   $         --   $       (145)  $     15,249
   Corporate bonds                              945            104             --             --          1,049
   Other investments                            619              2             (2)           (27)           592
                                       ------------   ------------   ------------   ------------   ------------
   Total investments securities              16,460            604             (2)          (172)        16,890
   Mortgage-backed securities                30,549             53           (274)          (485)        29,843
                                       ------------   ------------   ------------   ------------   ------------
                                       $     47,009   $        657   $       (276)  $       (657)  $     46,733
                                       ============   ============   ============   ============   ============
Securities Held-to-Maturity
  U.S. government and agency                 14,094             --             --           (312)        13,782
  State, county, and municipal               15,547             83            (63)            --         15,567
  Corporate bonds                             2,010             81             --             --          2,091
                                       ------------   ------------   ------------   ------------   ------------
   Total investments securities              31,651            164            (63)          (312)        31,440
   Mortgage-backed securities                22,312             --             (1)          (650)        21,661
                                       ------------   ------------   ------------   ------------   ------------
                                       $     53,963   $        164   $        (64)  $       (962)  $     53,101
                                       ============   ============   ============   ============   ============


Note 2 - Securities (Continued)

                                                                    March 31, 2005
                                       ------------------------------------------------------------------------
                                                                   (In Thousands)

                                                                                       Gross
                                                                        Gross        Unrealized
                                                                      Unrealized       Losses
                                                         Gross        Losses Less     Greater
                                         Amortized     Unrealized      Than 12        Than 12         Fair
                                           Cost          Gains          Months         Months         Value
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
                                       ============   ============   ============   ============   ============

The fair value and unrealized loss of temporarily impaired securities that were in an unrealized loss position at March 31, 2006 were as follows:

                                                                           March 31, 2006
                                       ---------------------------------------------------------------------------------------
                                                                          (In Thousands)
                                            Less than 12 Months          12 Months or Longer                   Total
                                       ---------------------------   ---------------------------   ---------------------------
                                                       Unrealized                    Unrealized                    Unrealized
                                        Fair Value        Loss       Fair Value         Loss       Fair Value         Loss
                                       ------------   ------------   ------------   ------------   ------------   ------------
State, county, and municipal           $      6,515   $         63   $      2,750   $        145   $      9,265   $        208
U.S. government and agencies                     --             --         13,782            312         13,782            312
Mortgage-backed securities                   10,223            275         37,905          1,135         48,128          1,410
Other investments                                80              2            473             27            553             29
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total temporarily impaired
     securities                        $     16,818   $        340   $     54,910   $      1,619   $     71,728   $      1,959
                                       ============   ============   ============   ============   ============   ============

The Bank has the ability and intent to hold these investments until a market price recovery, therefore management does not believe that any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally attributable to changes in interest rates and changes in market-desired spreads subsequent to their purchase. For the years ended March 31, 2006 and 2005, there were no proceeds from sales of securities available-for-sale. There were no gross realized gains for the years ended March 31, 2006 and 2005.

The amortized cost and fair value of U.S. government, federal agency, and mortgage-backed securities by contractual maturity at March 31, 2006, were as follows:

                                                                           March 31, 2006
                                             -----------------------------------------------------------------------
                                                          Held-to-Maturity                   Available-for-Sale
                                             ----------------------------- -----------   ---------------------------
                                              Weighted       Amortized        Fair         Amortized        Fair
                                               Yield           Cost           Value          Cost           Value
                                            ------------   ------------   ------------   ------------   ------------
Amounts maturing in:
   One year or less                                 4.48%  $         --   $         --   $        584   $        555
   After one year through five years                3.78         14,203         13,890            156            154
   After five years through ten years               7.85          4,354          4,352          3,722          3,882
   After ten years                                  7.48         13,094         13,198         11,998         12,299
                                            ------------   ------------   ------------   ------------   ------------

                                                    6.41         31,651         31,440         16,460         16,890
Mortgage-backed securities                          4.97         22,312         21,661         30,549         29,843
                                            ------------   ------------   ------------   ------------   ------------

                                                    5.99%  $     53,963   $     53,101   $     47,009   $     46,733
                                            ============   ============   ============   ============   ============

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and market value of securities pledged to secure obligations or pledged as collateral by obligor at March 31, 2006 and 2005 were as follows:

                                                                      March 31,
                                            ---------------------------------------------------------
                                                        2006                         2005
                                            ---------------------------   ---------------------------
                                             Amortized        Market         Amortized       Market
                                                Cost          Value            Cost          Value
                                            ------------   ------------   ------------   ------------
                                                                 (In Thousands)
Obligations under repurchase agreements     $     14,098   $     14,577   $     15,270   $     15,876
Public deposits                                   10,609         10,568          8,901          8,855
Deposits over $100,000                            21,511         21,271         25,579         25,445
FHLB advances                                     43,365         42,216         50,363         49,832
Treasury, taxes and loans                            321            317            462            463
Oregon Trail Consumer Cooperative                  3,183          3,087          2,973          2,939
                                            ------------   ------------   ------------   ------------

                                            $     93,087   $     92,036   $    103,548   $    103,410
                                            ============   ============   ============   ============

Note 3 - Equity Securities

Equity securities carried at cost at March 31, 2006 and 2005 consisted of the following:

                                                      March 31,
                                            ---------------------------
                                                2006           2005
                                            ------------   ------------
                                                   (In Thousands)

FHLB stock                                  $     12,785   $     12,785
FarmerMac stock                                        4              4
                                            ------------   ------------

         Equity securities                  $     12,789   $     12,789
                                            ============   ============

The FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock can be sold back to the FHLB at cost, but is restricted as to purchase, sale, and redemption based on the level of business activity the Company is doing with the FHLB. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1). The Company had $12.5 million in B(1) stock and $251,000 in B(2) stock at March 31, 2006. Stock is a required investment for institutions that are members. The required investment in the common stock is based on a predetermined formula and is carried at cost on the consolidated statement of financial condition. Interest income from FHLB dividends, in other interest-earning assets, was $0, $284,000, and $398,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Note 4 - Loans Receivable

Loans receivable at March 31, 2006 and 2005 consisted of the following:

                                                      March 31,
                                            ---------------------------
                                                2006           2005
                                            ------------   ------------
                                                  (In Thousands)
Real estate loans:
   Residential                              $    123,461   $    117,541
   Commercial                                    201,282        173,757
   Agricultural                                   18,792         19,434
   Construction                                  108,650         69,148
Other loans:
   Commercial (non-real estate)                   91,628         92,780
   Other consumer                                 39,089         38,724
   Home equity                                    40,926         37,806
   Agricultural operating                         19,333         22,625
                                            ------------   ------------

      Total loans receivable                     643,161        571,815
Less:
   Unearned loan fees and discounts                2,480          2,460
   Allowance for loan losses                       8,138          7,254
                                            ------------   ------------

      Loans receivable, net                 $    632,543   $    562,101
                                            ============   ============

At March 31, 2006, the contractual principal payments due on outstanding loans receivable are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending March 31,
(In Thousands)

 2007                                                      $    199,210
 2008                                                            63,853
 2009                                                            15,026
 2010                                                            24,474
 2011                                                            23,900
 Thereafter                                                     316,698
                                                           ------------

                                                           $    643,161
                                                           ============

The following summarizes the changes in the allowance for loan losses at March 31, 2006, 2005 and 2004:


                                                                            March 31,
                                                           ------------------------------------------
                                                               2006           2005           2004
                                                           ------------   ------------   ------------
                                                                         (In Thousands)
Allowance for loan losses, beginning of year               $      7,254   $      6,314   $      3,414
   Addition through acquisition                                      --             --          2,863
   Provision for loan losses                                      1,799          1,528            395
   Charge offs, net                                                (915)          (588)          (358)
                                                           ------------   ------------   ------------

Allowance for loan losses, end of year                     $      8,138   $      7,254   $      6,314
                                                           ============   ============   ============

As of March 31, 2006 and 2005, loans on a nonaccrual status totaled approximately $308,000 and $719,000, respectively. The effect of not recognizing interest income on nonaccrual loans in accordance with the original terms totaled approximately $10,000 during 2006, $68,000 during 2005, and $126,000 during 2004. The following information at March 31, 2006, 2005 and 2004 relates to the Bank's impaired loans which include troubled debt restructurings that meet the definition of impaired loans:


                                                              March 31,
                                             ------------------------------------------
                                                 2006           2005           2004
                                             ------------   ------------   ------------
                                                          (In Thousands)
Impaired loans with a specific allowance    $        349   $        363   $      1,119
Impaired loans with no specific allowance          1,315          1,406            816
                                            ------------   ------------   ------------

         Total impaired loans               $      1,664   $      1,769   $      1,935
                                            ============   ============   ============

Total allowance related to impaired loans   $        292   $        279   $        424
                                            ============   ============   ============
Average aggregate balance of impaired
     loans for the year                     $      2,006   $      1,977   $      2,989
                                            ============   ============   ============
Interest income recognized on impaired
   loans for cash payments received         $        148   $        203   $         57
                                            ============   ============   ============
Loans 90 days or more past due and
     still accruing                         $          4   $        377   $         --
                                            ============   ============   ============

Outstanding commitments of the Bank to originate loans as of March 31, 2006, were as follows:

                                                             Variable
                                             Fixed Rate        Rate          Total
                                            ------------   ------------   ------------
                                                          (In Thousands)
First mortgage loans                        $     14,890   $     53,896   $     68,786
Other loans                                        7,593         67,655         75,248
                                            ------------   ------------   ------------
         Outstanding Loan
            Commitments                     $     22,483   $    121,551   $    144,034
                                            ============   ============   ============

Interest rates on fixed rate loan commitments range from 5.00% to 8.875% and are committed through September 25, 2006. Fees received in connection with these outstanding loan commitments are deferred and will be recognized in income over the life of the related loan after funding of the loan. In addition, the Bank had commitments to fund outstanding credit lines of approximately $96.8 million, commitments to fund standby letters of credit of $6.9 million, and commitments to fund credit card lines of approximately $10.4 million at March 31, 2006. Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have changed since the time the commitment was made.

The Bank remains contingently liable for $5,000 of loans sold with recourse as of March 31, 2006. At March 31, 2006, the Bank had indemnification agreements with the Federal Housing Administration ("FHA") for two residential mortgage loans insured by FHA. The agreements require the Bank to reimburse FHA for any loss incurred upon foreclosure of these loans and subsequent liquidation of the homes held as collateral.

Note 5 - Loan Servicing

Loans serviced for others (including contract collections) are not included in the consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 2006 and 2005 were as follows:


                                                 March 31,
                                       ---------------------------
                                           2006           2005
                                       ------------   ------------
                                             (In Thousands)
Loan portfolios serviced for:
   FNMA                                $      3,379   $      4,560
   FHLMC                                     50,352         58,517
   Others                                     4,525          4,141
                                       ------------   ------------

                                       $     58,256   $     67,218
                                       ============   ============

The balance of capitalized mortgage servicing rights at March 31, 2006 and 2005 was $533,000 and $614,000, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.50% to 12.00% and prepayment speeds ranging from 12.86% to 105.17%, depending upon the stratification of the specific mortgage servicing right. The allowance for impairment on mortgage servicing rights for the years ended March 31, 2006, 2005 and 2004 was $282,000, $346,000 and $427,000, respectively.

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

The following summarizes mortgage servicing rights activity for the years ended March 31, 2006, 2005 and 2004:

                                                                  March 31,
                                                 ------------------------------------------
                                                     2006           2005           2004
                                                 ------------   ------------   ------------
                                                              (In Thousands)
Mortgage servicing asset, beginning of year      $        614   $        710   $        826
   Capitalized                                             61             29            199
   Amortization                                          (206)          (206)          (194)
   Impairment recovery/(charge)                            64             81           (121)
                                                 ------------   ------------   ------------

Mortgage servicing asset, end of year            $        533   $        614   $        710
                                                 ============   ============   ============

Note 6 - Premises and Equipment

Premises and equipment at March 31, 2006 and 2005 consisted of the following:

                                                          March 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
                                                        (In Thousands)

Land, buildings, and building improvements       $     19,958   $     19,950
Furniture, fixtures, and equipment                     11,922         11,709
Construction in progress                                   15            523
                                                 ------------   ------------

                                                       31,895         32,182
Accumulated depreciation                              (14,337)       (13,494)
                                                 ------------   ------------

         Premises and equipment, net             $     17,558   $     18,688
                                                 ============   ============


Depreciation expense for the years ended March 31, 2006, 2005 and 2004, was $1.4 million $1.4 million, and $1.0 million, respectively.

Note 7 - Goodwill and Other Intangible Assets

Goodwill will be periodically evaluated for impairment. No impairment loss on goodwill was recorded for the year ended March 31, 2006 because there were no impairment indicators during the period. Goodwill continues to decrease due to the tax benefits on exercises of stock options acquired in the acquisition of Oregon Trail. Goodwill at March 31, 2006 and 2005 was $16.6 and $16.7 million, respectively.

Core deposits are a dependable, long-term source of funds for the Company. The core deposit intangible asset will be amortized under the straight line method over the estimated life of the depositor relationships of 5.5 years. Core deposit intangible at March 31, 2006 was $2.2 million, net of accumulated amortization of $1.7 million. Core deposit intangible at March 31, 2005 was $2.9 million, net of accumulated amortization of $1.0 million. Amortization expense for the years ended March 31, 2006, 2005 and 2004 was $715,000, $715,000 and
$297,000, respectively. Amortization expense for the net carrying amount of the core deposit intangible at March 31, 2006 is estimated to be as follows:

For the year ended March 31,
(In Thousands)
   2007                                                            $      715
   2008                                                                   715
   2009                                                                   715
   2010                                                                    67
                                                                   ----------
Estimated total core deposit intangible amortization expense       $    2,212
                                                                   ==========


Note 8 - Foreclosed Real Estate

There was no foreclosed real estate included in other assets on the Consolidated Statements of Financial Condition at March 31, 2006. There was $603,000 in foreclosed real estate included in other assets on the Consolidated Statements of Financial Condition at March 31, 2005.

Note 9 - Deposits

Deposits and the related weighted-average interest rates at March 31, 2006 and 2005 consisted of the following:

                                                                March 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
                                                           (In Thousands)
Transaction accounts:
   Checking accounts (0.04% and 0.04%)               $    161,938   $    141,374
   Statement savings accounts (0.25% and 0.25%)            36,614         41,189
   Money market accounts (3.00% and 1.63%)                116,857        118,881
                                                     ------------   ------------

     Total transaction accounts                           315,409        301,444
                                                     ------------   ------------

Certificates of deposit:
   0.00% to 1.99%                                             800         55,533
   2.00% to 2.99%                                          49,669         62,238
   3.00% to 3.99%                                          88,712         47,069
   4.00% to 4.99%                                          97,874         33,841
   5.00% to 5.99%                                          14,274         16,144
   6.00% to 6.99%                                           2,964          2,407
   7.00% to 7.99%                                             338             --
                                                     ------------   ------------

     Total certificates of deposit                        254,631        217,232
                                                     ------------   ------------

     Total deposits                                  $    570,040   $    518,676
                                                     ============   ============

The scheduled maturities of certificates of deposit at March 31, 2006 were as follows:

Year ending March 31,
(In Thousands)
  2007                                                             $    177,762
  2008                                                                   46,682
  2009                                                                    7,658
  2010                                                                   14,262
  2011                                                                    5,309
  Thereafter                                                              2,958
                                                                   ------------

Total certificates of deposit                                      $    254,631
                                                                   ============

Interest expense on deposits for the years ended March 31, 2006, 2005 and 2004 consisted of the following:

                                                Year Ended March 31,
                                     ------------------------------------------
                                         2006           2005            2004
                                     ------------   ------------   ------------
                                                  (In Thousands)
Checking and money market            $      3,535   $      2,116   $      1,028
Statement savings                              95            127            110
Certificates of deposit .                   7,787          4,993          4,115
                                     ------------   ------------   ------------

         Interest expense            $     11,417   $      7,236   $      5,253
                                     ============   ============   ============


Certificates of deposit in excess of $100,000 totaled approximately $100.1 million and $89.0 million at March 31, 2006 and 2005, respectively. Deposit balances in excess of $100,000 totaled approximately $249.8 million and $233.1 million at March 31, 2006 and 2005, respectively, are not insured by the Federal Deposit Insurance Corporation (FDIC).

Note 10 - FHLB Advances and Other Borrowed Funds

FHLB advances and other borrowings had weighted average interest rates at March 31, 2006 and 2005 of 5.08% and 4.28%, respectively. Maturity dates of advances at March 31, 2006 and 2005 were as follows:

                                                           March 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
                                                        (In Thousands)
Advances from FHLB and other borrowings due:
   Less than one year                            $    111,094   $    109,681
   After one year through two years                    10,441         12,697
   After two years through three years                  3,158         10,475
   After three years through four years                 5,000          3,174
   After four years through five years                 31,177          5,000
   More than five years                                15,947         44,310
                                                 ------------   ------------

                                                 $    176,817   $    185,337
                                                 ============   ============

Advances are collateralized by all FHLB stock owned by the bank, deposits with the FHLB- Seattle, and certain mortgages or deeds of trust securing such properties.

The Bank has available credit with FHLB for up to 30% of total assets, or $253.8 million, at March 31, 2006. On March 31, 2006 the FHLB borrowings are collateralized by $300.3 million in investment securities, residential real estate loans, and commercial real estate loans. Interest is charged at the market rate for federal funds purchased. There was $168.5 million and $180.4 million outstanding of FHLB advances, gross of merger premium of $2.2 million and $2.8 million, at March 31, 2006 and 2005, respectively.

The Bank has an unsecured operating line of credit with US Bank for $20.0 million. There was no outstanding balance at March 31, 2006 and 2005. The Company has an unsecured operating line of credit with US Bank for $3.5 million. There was an outstanding balance of $3.1 million and $2.2 million under the line of credit at March 31, 2006 and 2005, respectively. Interest expense recognized for the years ended March 31, 2006 and 2005 for the US Bank borrowing was $177,000 and $61,000, respectively.

On June 10, 2005, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank, under which the Bank issued an aggregated principal amount of $3.0 million in floating rate unsecured subordinated debt. All amounts due under the subordinated debenture must be repaid in full on June 10, 2015. There was an outstanding balance of $3.0 million at March 31, 2006. Interest expense recognized for the year ended March 31, 2006 was $143,000.

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

Information concerning securities sold under agreements to repurchase at March 31, 2006, 2005 and 2004 are summarized as follows:

                                                             March 31,
                                            ------------------------------------------
                                                2006           2005           2004
                                            ------------   ------------   ------------
                                                         (In Thousands)
Average balance during the year             $      8,694   $     12,808   $     10,465
                                            ============   ============   ============

Average interest rate during the year               2.80%          0.93%          0.46%
                                            ============   ============   ============

Maximum month-end balance during the year   $     12,180   $     16,023   $     11,272
                                            ============   ============   ============

Note 11 - Income Taxes

The components of income tax expense for the years ended March 31, 2006, 2005 and 2004 are summarized as follows:

                                                     Year Ended March 31,
                                            ------------------------------------------
                                                2006           2005           2004
                                            ------------   ------------   ------------
                                                         (In Thousands)
Current tax expense                         $      4,220   $      1,414   $      1,834
Deferred tax expense (benefit)                      (312)           953           (352)
                                            ------------   ------------   ------------

         Income tax expense                 $      3,908   $      2,367   $      1,482
                                            ============   ============   ============

Deferred tax liabilities and assets at March 31, 2006 and 2005 consisted of the following:

                                                                March 31,
                                                      ---------------------------
                                                          2006           2005
                                                      ------------   ------------
                                                             (In Thousands)
Deferred tax assets:
   Unearned loan fees                                 $          4   $          7
   Allowance for loan losses                                 3,180          2,834
   Deferred compensation                                       496            433
   Change of control payments                                   72            206
   Premium on FHLB advances                                    834          1,063
   Premium on certificates of deposits                         153            336
   Unrealized loss on securities available-for-sale            107             --
   Other                                                       158            137
                                                      ------------   ------------

         Total deferred tax assets                           5,004          5,016
                                                      ------------   ------------

Deferred tax liabilities:
   FHLB stock dividends                                     (2,642)        (2,642)
   Mortgage servicing rights                                  (208)          (240)
   Depreciation                                               (709)          (705)
   Unrealized gain on securities available-for-sale             --           (101)
   Premium on securities available-for-sale                   (192)          (325)
   Core deposit intangible                                    (833)        (1,103)
   Loan fees                                                  (443)          (443)
                                                      ------------   ------------

         Total deferred tax liabilities                     (5,027)        (5,559)
                                                      ------------   ------------

         Net deferred income tax liability            $        (23)  $       (543)
                                                      ============   ============

At March 31, 2006 and 2005, an income tax receivable of $2.3 million and $2.4 million, respectively, was included in other assets on the Consolidated Statements of Financial Condition.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended March 31, 2006, 2005 and 2004 follows:

                                                                                   March 31,
                                            ---------------------------------------------------------------------------------------
                                                        2006                          2005                          2004
                                            ---------------------------   ---------------------------   ---------------------------
                                               Amount         Percent        Amount        Percent         Amount        Percent
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                           (Dollars in Thousands)
Income tax expense at statutory rates       $      4,224           34.0%  $      2,939           34.0%  $      1,986           34.0%
Effect of permanent differences                     (857)          (6.9)          (949)         (11.0)          (749)         (12.8)
Effect of state income taxes, net of
   federal benefit                                   541            4.4            377            4.4            245            4.2
                                            ------------   ------------   ------------   ------------   ------------   ------------

                                            $      3,908           31.5%  $      2,367           27.4%  $      1,482           25.4%
                                            ============   ============   ============   ============   ============   ============

Note 12 - Equity

The Company is not subject to capital adequacy requirements by its primary regulator, the Office of Thrift Supervision. The Bank, however, is subject to various regulatory capital requirements administered by the Washington Department of Financial Institutions (the Department) and the FDIC (collectively referred to as the regulators). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets all as defined in the regulations. Management believes, as of March 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of February 14, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's categorization.

The Bank's actual regulatory capital amounts and ratios for the years ended March 31, 2006 and 2005 are presented in the table below:

                                                                                                          To Be Well Capitalized
                                                                               Capital Adequacy           Under Prompt Corrective
                                                                                   Purposes                  Action Provisions
                                                                          ---------------------------   ---------------------------
                                                Actual                       Actual                         Actual
                                                Amount         Ratio         Amount         Rate            Amount        Rate
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                             (Dollars in Thousands)
March 31, 2006
Tier 1 capital (to average assets)          $     60,253         7.3%     $     33,015         4.0%     $     41,269         5.0%
Tier 1 capital (to risk-weighted assets)          60,253         9.8%           24,593         4.0%           36,890         6.0%
Total capital (to risk-weighted assets)           70,939        11.6%           48,923         8.0%           61,154        10.0%

March 31, 2005
Tier 1 capital (to average assets)          $     51,006         6.7%     $     30,451         4.0%     $     38,064         5.0%
Tier 1 capital (to risk-weighted assets)          51,006         9.0%           22,669         4.0%           34,004         6.0%
Total capital (to risk-weighted assets)           58,063        10.3%           45,097         8.0%           56,372        10.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank.

The payment of dividends to the Company by the Bank is subject to various federal and state regulatory limitations. Under current guidelines, at March 31, 2006, the Bank could have declared approximately $9.8 million of aggregate dividends in addition to amounts previously paid.

Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

On April 12, 2006, the Board of Directors of the Company declared a cash dividend of $0.10 per common share to shareholders of record of the Company as of May 4, 2006. The dividend was paid on May 18, 2006.

On August 27, 2004, the Company authorized a 5% stock repurchase plan, or 295,732 shares. As of March 31, 2006, 105,000 shares had been repurchased under this program leaving 190,732 shares available for repurchase. The intent of the stock repurchase program is to enhance trading liquidity and stock value. The shares are purchased on the open market at market value through an authorized broker.

On January 4, 2006, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock. The stock dividend was paid as of the close of business on February 9, 2006. Each shareholder of record as of the close of business on January 26, 2006 received one additional share for every share outstanding on the record date. As a result of the split, 3,022,716 additional shares were issued, and retained earnings were reduced by $30,227. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the two-for-one stock split.

Note 13 - Related Party Transactions

The following schedule summarizes the activity in loans to directors and officers at or for the years ended March 31, 2006 and 2005:

                                                     March 31,
                                            ---------------------------
                                                2006           2005
                                            ------------   ------------
                                                  (In Thousands)

Balance, beginning of year                  $      1,808   $      1,786
   Additional advances on loans                    1,873          1,084
   Repayments and sales proceeds                  (1,658)        (1,062)
                                            ------------   ------------

         Balance, end of year               $      2,023   $      1,808
                                            ============   ============

The Bank also accepts deposits from its executive officers, directors, and affiliated companies on substantially the same terms as unrelated persons. The aggregate amount of deposits from such related parties at March 31, 2006 and 2005 was $823,000 and $571,000, respectively.

Note 14 - Employee Benefit Plans

The Company has entered into a salary continuation agreements with certain employees. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $144,000 for life on the insured and a guarantee period ranging from 15 to 20 years for the beneficiaries. Participants vest ratably each plan year until retirement, termination, death, or disability. The Company is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were approximately $161,000, $233,000, and $194,000 for the years ended March 31, 2006, 2005 and
2004, respectively. At March 31, 2006 and 2005, an obligation of $1.3 million and $1.1 million, respectively, was included in accrued expenses and other liabilities. The Bank retained bank-owned life insurance policies of Pioneer Bank through the acquisition of Oregon Trail with a cash value of $14.3 million at October 31, 2003. At March 31, 2006 and 2005, cash value of life insurance of $24.4 million and $23.3 million, respectively, was recorded. Net earnings on the life insurance contracts were $1.1 million, $1.1 million, and $620,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

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

During 1995, the Bank established a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (Code), whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan was amended during 1998, making Bank contributions discretionary. Approximately $385,000, $263,000, and $148,000 were contributed by the Company to the plan for the years ended March 31, 2006, 2005 and 2004, respectively.

Note 15 - Employee Stock Ownership Plan

The Bank established for eligible employees an ESOP and related trust in connection with the Conversion. Eligible employees of the Bank as of June 30, 1997 and eligible employees of the Company and the Bank employed after such date who have been credited with at least 1,000 hours during a 12-month period will become participants. The ESOP borrowed $1.6 million from the Company in order to purchase 317,400 shares of common stock of the Company. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of 25 years, as amended during fiscal 1999, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP are discretionary; however, the Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The stated interest rate for the loan is 8.5%.

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

Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. ESOP compensation expense was approximately $246,000, $235,000, and $221,000 for the years ended March 31, 2006, 2005 and 2004, respectively. As of March 31, 2006, the Company has allocated 188,348 shares to participant accounts and has 129,052 unallocated shares. The Company has committed to release 4,178 shares of stock resulting in 124,874 unallocated, restricted shares remaining to be released. The market value of unallocated, restricted shares held by the ESOP trust was approximately $2.4 million at March 31, 2006.

Note 16 - Stock Award Plans

Stock Option Plans:
On July 22, 1998, the shareholders of the Company voted to approve the 1998 Stock Option Plan (the SOP) for employees, officers and directors of the Company. The SOP is administered by the Board of Directors. Under the SOP, a maximum of 396,750 shares were available for grant. Generally, the SOP provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time stock option is granted; and (2) the option purchase price will be paid in full on the date of purchase. Generally, options vest over a period of five years. The SOP provides that options may be transferred only by will or by laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative.

On November 4, 2003, the Company adopted the Oregon Trail 1998 Stock Option Plan (the SOP) for employees, officers and directors of Oregon Trail. All of the Oregon Trail options were vested as of the date the merger was completed. The SOP is administered by the Board of Directors. Under the SOP, a maximum of 801,458 shares were available for grant. The SOP provides that options may be transferred only by will or by laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative.

Stock option transactions for the above described plan are summarized as follows:

                                                                                            Weighted-
                                                                                            Average
                                                             Weighted-                     Fair Value
                                                             Average                       of Options
                                                             Exercise        Options     Granted During
                                               Shares         Price        Exercisable     the Year
                                            ------------   ------------   ------------   ------------
Outstanding options at March 31, 2003            294,000   $       7.91
   Granted as a result of merger                 801,458           6.13
   Exercised                                    (493,946)          5.70
   Forfeited                                        (300)          7.91
                                            ------------   ------------   ------------   ------------
Outstanding options at March 31, 2004            601,212   $       7.35        592,812   $         --
                                            ============   ============   ============   ============

   Granted                                        28,000          13.41
   Exercised                                    (304,960)          7.03
   Forfeited                                          --             --
                                            ------------   ------------   ------------   ------------

Outstanding options at March 31, 2005            324,252   $       8.17        290,652   $       2.22
                                            ============   ============   ============   ============

   Granted                                         5,000          18.39
   Exercised                                     (55,996)          7.74
   Forfeited                                          --             --
                                            ------------   ------------   ------------   ------------

Outstanding options at March 31, 2006            273,256   $       8.44        243,056   $       5.71
                                            ============   ============   ============   ============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the fiscal grant:

                                                  March 31,       March 31,
                                                    2006            2005
                                                 ------------   ------------
Dividend yield                                           2.20%          2.61%
Expected volatility                                     29.60%         15.11%
Risk free interest rates                                 4.55%          3.94%
Expected option lives                                 7 years        7 years

The following table presents information about the options as of March 31, 2006:

                                Options Outstanding                  Options Exercisable
                   ------------------------------------------   ---------------------------
                                     Weighted      Weighted                      Weighted
                                     Average       Average                       Average
                                    Remaining      Exercise                      Exercise
Range of             Number of     Contractual     Price Per     Number of       Price Per
Exercise Price         Shares         Life           Share         Shares         Share
--------------     ------------   ------------   ------------   ------------   ------------
$5.46-$5.74              15,638           2.87   $       5.51         15,638   $       5.51
$5.75-$7.91             197,080           2.83           7.91        194,280           7.91
$7.92-$18.39             60,538           7.13          10.94         33,138           8.15
                   ------------   ------------   ------------   ------------   ------------

                        273,256           3.79   $       8.44        243,056   $       7.78
                   ============   ============   ============   ============   ============

Restricted stock:
During fiscal 1999, the shareholders of the Company approved the Management Recognition and Development Plan (MRDP). Under the MRDP, the Company is authorized to grant up to 158,700 shares of restricted stock to employees, officers and directors of the Company. During fiscal 1999, 158,700 shares of restricted stock were awarded to the deferred compensation plan. The fair market value at the date of award was $7.905 per share. These awards vest ratably over a five-year period. Deferred compensation resulting from these awards is amortized as a charge to expense over the five-year period; expense recognized by the Company was $157,000 for the year ending March 31, 2004. There was no expense recognized for the years ending March 31, 2005 and 2006. The balance of deferred compensation is shown as a reduction of stockholders' equity.

Note 17 - Earnings per Share

The Company reports EPS (earnings per share) in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of EPS assuming dilution (diluted EPS). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options are the only potentially dilutive instruments issued by the Company. ESOP shares that are unallocated and not yet committed to be released are excluded from the weighted average shares outstanding calculation (see Note
16).

Information used to calculate earnings per share for the years ended March 31, 2006, 2005 and 2004 was as follows:

                                                            Year Ended March 31,
                                                 ------------------------------------------
                                                     2006           2005           2004
                                                 ------------   ------------   ------------
                                                           (Dollars in Thousands,
                                                           except Per Share Data)
Net income                                       $      8,516   $      6,278   $      4,358
                                                 ============   ============   ============
Basic weighted-average number of
     common shares outstanding                      5,879,598      5,792,614      3,851,608
Dilutive effect of potential common shares            140,734        202,646        259,662
                                                 ------------   ------------   ------------

         Diluted weighted-average
            number of shares outstanding            6,020,332      5,995,260      4,111,270
                                                 ============   ============   ============
Net income per common share
   Basic                                         $       1.45   $       1.08   $       1.13
   Diluted                                       $       1.41   $       1.05   $       1.06

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

                                                                               March 31,
                                                      ---------------------------------------------------------
                                                                  2006                         2005
                                                      ---------------------------   ---------------------------
                                                        Carrying      Estimated      Carrying       Estimated
                                                         Amount       Fair Value      Amount        Fair Value
                                                      ------------   ------------   ------------   ------------
                                                                             (In Thousands)
Financial Assets:
   Cash and cash equivalents                          $     26,903   $     26,903   $     41,801   $     41,801
   Investment securities held-to-maturity                   31,651         31,440         30,907         30,869
   Investment securities available-for-sale                 16,890         16,890         17,427         17,427
   Mortgage-backed securities held-to-maturity              22,312         21,661         22,463         22,147
   Mortgage-backed securities available-for-sale            29,843         29,843         39,441         39,441
   Loans held for sale                                       3,785          3,785          3,999          3,999
   Loans receivable                                        632,543        625,657        562,101        563,307
   Equity securities                                        12,789         12,789         12,789         12,789
   Cash surrender value of life
      insurance                                             24,415         24,415         23,318         23,318

Financial Liabilities:
   Deposits                                           $    570,040   $    566,838   $    518,676   $    517,278
   Securities sold under agreements to repurchase            9,636          9,645         16,023         16,004
   Advances from borrowers for
      taxes and insurance                                      972            972            913            913
   FHLB advances and other borrowings                      176,817        178,527        185,337        188,178

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

The Company rents branch and office space under various operating leases. Total rent expense recognized during the years ended March 31, 2006, 2005 and 2004, was $229,000, $201,000, and $194,000, respectively. Future minimum rental payments under the operating lease agreements are:

Year Ending March 31,
(In Thousands)
   2007                                                            $        218
   2008                                                                     135
   Thereafter                                                                32
                                                                   ------------

                                                                   $        385
                                                                   ============

The Company subleases portions of its branch facilities under noncancelable operating lease agreements. Total sublease income recognized during the years ended March 31, 2006, 2005 and 2004 was $108,000, $98,000, and $113,000,
respectively. Future minimum rental payments due to the Company under subleases are as follows:

Year Ending March 31, 2007 (In Thousands)                          $         66
                                                                   ============


Note 21 - Selected Quarterly Financial Data

                                                            Year ended March 31, 2006
                                            ---------------------------------------------------------
                                              June 30      September 30    December 31     March 31
                                            ------------   ------------   ------------   ------------
                                                         (In Thousands, Except Share Data)
Total interest income                       $     12,140   $     12,998   $     13,287   $     13,763
Total interest expense                             4,328          4,765          4,963          5,258
                                            ------------   ------------   ------------   ------------

Net interest income                                7,812          8,233          8,324          8,505
Provision for loan losses                            868            272            422            237
                                            ------------   ------------   ------------   ------------

Net interest income after provision                6,944          7,961          7,902          8,268

Non-interest income                                1,657          1,766          1,794          1,716
Non-interest expense                               5,950          6,436          6,552          6,646
                                            ------------   ------------   ------------   ------------

Income before income taxes                         2,651          3,291          3,144          3,338
Provision for income taxes                           799          1,041            978          1,090
                                            ------------   ------------   ------------   ------------
Net income                                  $      1,852   $      2,250   $      2,166   $      2,248
                                            ============   ============   ============   ============

Basic earnings per share                    $      0.316   $      0.383   $      0.369   $      0.380

Diluted earnings per share                  $      0.309   $      0.374   $      0.360   $      0.371

Cash dividends declared                     $      0.085   $      0.085   $      0.085   $      0.100


Note 21 - Selected Quarterly Financial Data (Continued)

                                                           Year ended March 31, 2005
                                            ---------------------------------------------------------
                                              June 30      September 30   December 31      March 31
                                            ------------   ------------   ------------   ------------
                                                         (In Thousands, Except Share Data)
Total interest income                       $      9,510   $      9,912   $     10,369   $     10,840
Total interest expense                             2,982          3,193          3,366          3,778
                                            ------------   ------------   ------------   ------------

Net interest income                                6,528          6,719          7,003          7,062
Provision for loan losses                            376            194            470            488
                                            ------------   ------------   ------------   ------------

Net interest income after provision                6,152          6,525          6,533          6,574

Non-interest income                                1,718          1,428          1,431          1,433
Non-interest expense                               5,690          5,708          5,896          5,855
                                            ------------   ------------   ------------   ------------

Income before income taxes                         2,180          2,245          2,068          2,152
Provision for income taxes                           628            619            542            578
                                            ------------   ------------   ------------   ------------

Net income                                  $      1,552   $      1,626   $      1,526   $      1,574
                                            ============   ============   ============   ============

Basic earnings per share                    $      0.271   $      0.281   $      0.263   $      0.269

Diluted earnings per share                  $      0.259   $      0.270   $      0.256   $      0.263

Cash dividends declared                     $      0.085   $      0.085   $      0.085   $      0.085

                                                           Year ended March 31, 2004
                                            ---------------------------------------------------------
                                              June 30      September 30   December 31      March 31
                                            ------------   ------------   ------------   ------------
                                                         (In Thousands, Except Share Data)
Total interest income                       $      5,098   $      5,007   $      8,011   $      9,299
Total interest expense                             2,057          2,014          2,795          3,068
                                            ------------   ------------   ------------   ------------

Net interest income                                3,041          2,993          5,216          6,231
Provision for loan losses                            177             78            163            (23)
                                            ------------   ------------   ------------   ------------

Net interest income after provision                2,864          2,915          5,053          6,254

Non-interest income                                1,390          1,158          1,226          1,742
Non-interest expense                               3,147          3,148          4,721          5,746
                                            ------------   ------------   ------------   ------------

Income before income taxes                         1,107            925          1,558          2,250
Provision for income taxes                           328            231            277            646
                                            ------------   ------------   ------------   ------------

Net income                                  $        779   $        694   $      1,281   $      1,604
                                            ============   ============   ============   ============

Basic earnings per share                    $      0.304   $      0.268   $      0.280   $      0.280

Diluted earnings per share                  $      0.288   $      0.254   $      0.258   $      0.263

Cash dividends declared                     $      0.075   $      0.075   $      0.075   $      0.085

Note 22 - Business Combination

On October 31, 2003, the Company completed the acquisition of Oregon Trail and its wholly-owned subsidiary, Pioneer Bank, for approximately $36.5 million in cash and 2,960,128 shares of FirstBank common stock for consideration of the 3,108,657 shares of Oregon Trail common stock outstanding as of the completion date of the acquisition. The value of the 2,960,128 shares of corporate stock issued was based on the closing price of $11.23 on February 24, 2003, resulting in a purchase price of $35.5 million. Common stock increased $14,800 and additional paid in capital increased $33.2 million as a result of the issuance of common stock for the acquisition. Additional paid in capital increased by $4.6 million as a result of the purchase of the fair value of Oregon Trail's unexercised stock options as of the completion date of the acquisition. The statement of operations includes operations of the acquired entity, Oregon Trail, for the five month period ended March 31, 2004.

It has been the Company's strategic objective to utilize capital to support growth, and growth through acquisition was also a longer term strategy. Oregon Trail complemented the Company's operations and business strategies. Oregon Trail was a potential acquisition candidate because of its market area that is geographically contiguous to the Company's existing market areas with no overlapping branches. Oregon Trail was also considered to be a potential candidate because of its stable deposit markets, sizable asset base, strong asset quality, and its community banking philosophy, which is shared by the Company. In addition, Oregon Trail and the Company have common backgrounds as converted thrift institutions, and the board of directors and management of the Company believed that a combination of the two companies would enhance the Company's competitiveness, with a minimal impact on Oregon Trail's employees. In fiscal year 2005, the integration for the core processing system platform was completed and now the entire bank is operating on one operating system. This completes the system integrations. The acquisition doubled the Company's asset size and the common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                               At October 31, 2003
                                 (In Thousands)
Cash and cash equivalents                                          $     61,207
Securities                                                               72,686
Loans, net                                                              196,559
Premises and equipment, net                                               8,411
FHLB Stock                                                                6,378
Bank-owned and cash surrender value of life insurance policies           14,299
Other assets                                                              4,701
Core deposit intangible                                                   3,876
Goodwill                                                                 18,147
                                                                   ------------

Total assets acquired                                              $    386,264
                                                                   ============

Deposits                                                                258,487
Borrowings                                                               50,969
Other liabilities                                                         3,518
                                                                   ------------

Total liabilities assumed                                          $    312,974
                                                                   ============

Net assets acquired                                                $     73,290

Issuance of corporate stock                                              33,227
Fair value of stock options                                               4,563
                                                                   ------------

Aggregate purchase price                                           $     35,500
                                                                   ============

At October 31, 2003, the goodwill asset recorded in connection with the Oregon Trail acquisition was $18.1 million. None of the goodwill is expected to be deductible for tax purposes.

The following table sets forth the supplemental pro forma condensed combined statement of income for the year ended March 31, 2004, reflecting the acquisition of Oregon Trail by the Company as if it had occurred at the beginning of the periods shown.

                               FirstBank NW Corp.
                          Oregon Trail Financial Corp.
                Pro Forma Condensed Combined Statements of Income
                  (Dollars in Thousands, except Per Share Data)

                                                                    Year Ended
                                                                     March 31,
                                                                   ------------
                                                                       2004
                                                                   ------------
Total interest income                                              $     39,917
Total interest expense                                                   13,083
                                                                   ------------
Net interest income                                                      26,834
Provision for loan losses                                                 1,248
                                                                   ------------
Net interest income after provision for loan losses                      25,586
Total non-interest income                                                 7,391
Total non-interest expense                                              (25,187)
                                                                   ------------
Income before income tax expense                                          7,790
Income tax expense                                                        2,006
                                                                   ------------
Net income                                                         $      5,784
                                                                   ============

Pro Forma earnings per share:
   Pro Forma net income per share - basic                          $       1.04
   Pro Forma net income per share - diluted                        $       0.95
   Pro Forma weighted average
         shares outstanding - basic                                   5,587,136
   Pro Forma weighted average
         shares outstanding - diluted                                 6,106,390


Note 23 - Parent Company Financial Information

                               FirstBank NW Corp.
                        Statements of Financial Condition
                             (Dollars in Thousands)

                                                          Year Ended March 31,
                                                      ---------------------------
                                                          2006           2005
                                                      ------------   ------------
Assets
   Cash and cash equivalents                          $         25   $        124
   Investment securities; available-for-sale                 1,049          1,058
   Loan receivable from ESOP                                   732            800
   Investment in subsidiaries                               78,999         70,901
   Income taxes receivable                                   1,605          1,966
   Deferred federal and state taxes                             25            154
   Other assets                                                 44             67
                                                      ------------   ------------

       TOTAL ASSETS                                   $     82,479   $     75,070
                                                      ============   ============

Liabilities and Stockholders' Equity
   Deferred change of control payments                $        189   $        537
   Borrowing                                                 3,147          2,162
   Other liabilities                                            13             60
   Stockholders' equity                                     79,130         72,311
                                                      ------------   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     82,479   $     75,070
                                                      ============   ============


Note 23 - Parent Company Financial Information (Continued)

                               FirstBank NW Corp.
                              Statements of Income
                             (Dollars in Thousands)

                                                                      Year Ended March 31,
                                                           ------------------------------------------
                                                               2006           2005           2004
                                                           ------------   ------------   ------------
Interest income:
   ESOP loan                                               $         66   $         70   $         77
   Cash and cash equivalents                                          1              1              3
   Investment securities                                             14             14              7
Other income:
   Equity in undistributed income of
        subsidiaries, net of taxes                                8,971          6,541          4,574
   Other                                                             --              3             --
                                                           ------------   ------------   ------------

                                                                  9,052          6,629          4,661
                                                           ------------   ------------   ------------

Interest expense:
   Borrowing                                                        177             61             67
Other expense:
   Compensation, payroll taxes, and fringe benefits                 213            157            206
   Other expense                                                    429            303            160
                                                           ------------   ------------   ------------

                                                                    819            521            433
                                                           ------------   ------------   ------------

         Income before income tax benefit                         8,233          6,108          4,228

Income tax benefit                                                  283            170            130
                                                           ------------   ------------   ------------

         NET INCOME                                        $      8,516   $      6,278   $      4,358
                                                           ============   ============   ============


Note 23 - Parent Company Financial Information (Continued)

                                FirstBank NW Corp
                            Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                         Year Ended March 31,
                                                                               ------------------------------------------
                                                                                   2006           2005           2004
                                                                               ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $      8,516   $      6,278   $      4,358
   Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
      Equity in undistributed earnings of subsidiaries, net of taxes                 (8,971)        (6,541)        (4,573)
      Amortization of securities                                                         63             64             26
      Amortization of deferred compensation                                              --             --            157
      Changes in assets and liabilities:
         Other assets                                                                    23            (19)           982
         Income taxes receivable                                                        524            537            (24)
         Deferred federal and state taxes                                               109            195            103
         Deferred change of control liability                                          (348)          (597)          (334)
         Other liabilities                                                              (25)            40             20
                                                                               ------------   ------------   ------------

         Net cash provided (used) by operating activities                              (109)           (43)           715
                                                                               ------------   ------------   ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
   Proceeds from sale of investment securities; available-for-sale                       --             --            937
   Dividends received from subsidiaries                                                 750             --         33,600
   Net cash in acquisition                                                               --             --        (31,222)
   Principal repayments on ESOP loan                                                     68             62             56
                                                                               ------------   ------------   ------------

         Net cash provided by investing activities                                      818             62          3,371
                                                                               ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of common stock                                                            --         (2,647)        (5,123)
   Proceeds from the exercise of stock options                                          433          2,144          2,813
   Cash dividends paid on common stock                                               (2,173)        (1,952)        (1,296)
   Cash dividends paid on unallocated ESOP Shares to reduce debt                        (53)           (55)           (53)
   Advances from borrowing                                                            4,177          3,837         36,692
   Repayments on advances from borrowing                                             (3,192)        (1,675)       (36,692)
                                                                               ------------   ------------   ------------

         Net cash used by financing activities                                         (808)          (348)        (3,659)
                                                                               ------------   ------------   ------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (99)          (329)           427

Cash and cash equivalents, beginning of year                                            124            453             26
                                                                               ------------   ------------   ------------

Cash and cash equivalents, end of year                                         $         25   $        124   $        453
                                                                               ============   ============   ============
Supplemental disclosure for cash flow information:
 Cash paid during the year for:
      Interest                                                                 $        177   $         61   $         67
                                                                               ============   ============   ============
      Income taxes                                                             $      4,695   $      2,067   $      1,628
                                                                               ============   ============   ============
NONCASH INVESTING AND FINANCING ACTIVITIES
   ESOP shares released                                                        $        246   $        236   $        220
                                                                               ============   ============   ============
   Unrealized gain (loss) on securities available-for-sale, net of tax         $       (304)  $     (1,118)  $        382
                                                                               ============   ============   ============
   Unrealized gain on interest rate swap, net of tax                           $         --   $        (23)  $       (127)
                                                                               ============   ============   ============