Form 10-K/A
period 2006-03-31
FIRSTBANK NW CORP
filed 2006-07-27
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Securities registered under Section 12(b) of the Act:       None

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended March 31, 2006 ("Original Report") of the Registrant, and is being filed to amend Items 10 through 14 of Part III of the Original Report to include the information required by such items because the Registrant's definitive proxy statement will not be filed before July 29, 2006 (i.e., within 120 days after the end of its 2006 fiscal year) and therefore may not be incorporated by reference. Each such item is set forth in its entirety as amended.

         Item 15 of Part IV is re-numbered and included to file Exhibits 31 and 32, which are being currently dated but are otherwise unchanged from those filed in the Original Report. No other changes to the Original Report have been made. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Report and does not modify or update the disclosure in the Original Report.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors

         The following table sets forth certain information as to each director.

                               Age as of         Year First Elected or
Name                         March 31, 2006      Appointed Director (1)     Term to Expire (2)
------------------------- -------------------- -------------------------- ----------------------
Clyde E. Conklin                   54                     1997                     2006
Steve R. Cox                       59                     1986                     2006
W. Dean Jurgens                    74                     1969                     2006
Michael F. Reuling                 59                     2005                     2006
John W. Gentry                     58                     2003                     2007
Larry K. Moxley                    55                     1997                     2007
James N. Marker                    69                     1974                     2008
Sandra T. Powell                   62                     2005                     2008
Russell H. Zenner                  59                     2003                     2008

----------
    (1)  Includes prior service on the Board of Directors of the Bank.
    (2) Messrs. Conklin, Cox and Jurgens will be nominated for 3 year terms. Mr. Reuling will be nominated for a one year term.

         The present principal occupation and other business experience during the last five years of each director is set forth below:

         Clyde E. Conklin, who joined the Bank in 1987, has served as the Chief Executive Officer of the Bank since February 1996 and as President and Chief Executive Officer of the Company since its formation in 1997. From September 1994 to February 1996, Mr. Conklin served as Senior Vice President - Lending. From 1993 to 1999, Mr. Conklin served as Vice President - Lending. Prior to that time, Mr. Conklin served as Agricultural Lending Manager.

         Steve R. Cox is the President and a stockholder of Randall, Blake & Cox, P.A., a law firm in Lewiston, Idaho, and is a non-practicing certified public accountant.

         W. Dean Jurgens, a retired certified public accountant, is former President and co-owner of Jurgens & Co., P.A.

         Michael F. Reuling, retired Vice-Chairman of Albertsons, Inc., currently serves as a real estate development consultant.

         John W. Gentry has been President and General Manager of Gentry Ford Sales, Inc., an automobile dealership located in Ontario, Oregon, since 1985. He served as Vice President of that company between 1972 and 1985.

         Larry K. Moxley, who joined the Bank in 1973, currently serves as Chief Financial Officer of the Bank, which position he has held since February 1996. Mr. Moxley has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since its formation in 1997. Mr. Moxley served as Senior Vice President - Finance from 1993 to February 1996 and as Vice President
- Finance from 1984 to 1993.

         James N. Marker is President and owner of Idaho Truck Sales Co., Inc., a heavy duty truck dealership.

         Sandra T. Powell is a former executive officer of Potlatch Corporation, a diversified forest products company, where she was employed from 1967 until her retirement in March 2000. From 1998 until her retirement, Ms. Powell served as Senior Vice President of Finance and Chief Financial Officer of Potlatch Corporation. Ms. Powell is a certified public accountant (retired status) and obtained a Bachelor of Science in Business Administration with a major in Accounting from the University of Idaho.

         Russell H. Zenner has been the owner of Russ Zenner Farms since 1993. Mr. Zenner has experience in the agricultural lending industry, as well as a Bachelor of Science degree in Agricultural Economics from the University of Idaho. He has served on several agricultural industry leadership and advisory positions and was founding President of the Pacific Northwest Direct Seed Association.

Executive Officers

         For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1 Business - Personnel - Executive Officers of the Company and Bank and Biographical Information".

Audit Committee

         The Audit Committee consists of Directors Cox (Chairman), Jurgens, Gentry and Powell. Each member of the Audit Committee is independent, in accordance with the requirements for companies quoted on The Nasdaq Stock Market. The Board of Directors has designated Director Powell as the audit committee financial expert, as defined by the SEC's Regulation S-K. Director Powell is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms provided to the Company by the above referenced persons, the Company believes that, during the fiscal year ended March 31, 2006, all transactions which were required to be filed were filed in a timely manner except for one transaction on Form 4 reported late by John W. Gentry, a director of the Company.

Code of Ethics

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


Item 11.  Executive Compensation
--------------------------------

Executive Compensation

         Summary Compensation Table. The following information is furnished for the Chief Executive Officer and each of the other executive officers of the Company or the Bank who received salary and bonus in excess of $100,000 during the year ended March 31, 2006.

                                                                Annual Compensation
                                                 -------------------------------------------------
                                                                                    Other Annual         All Other
                                                                                    Compensation        Compensation
Name and Position                        Year      Salary($)         Bonus ($)         (1)($)              (2)($)
-------------------------------------  --------  -------------    --------------  ----------------    ----------------
Clyde E. Conklin                         2006       171,960           154,764          18,915              81,485
  President, Chief Executive             2005       160,710            61,070          14,966              71,617
  Officer and Director                   2004       146,100            58,440          18,872              59,480

Larry K. Moxley                          2006       152,863           137,577          19,289              82,989
  Executive Vice President, Chief        2005       145,584            55,322          14,960              70,638
  Financial Officer and Director         2004       134,800            53,920          19,343              60,308

Terence A. Otte                          2006       131,670            79,002              --              33,688
  Executive Vice President and           2005       125,400            34,485              --              28,322
  Chief Operating Officer                2004       116,100            29,025              --              31,087

Donn L. Durgan                           2006       129,255            77,553              --              43,154
  Executive Vice President and           2005       123,100            33,853              --              36,873
  Chief Lending Officer                  2004       113,950            28,488              --              39,351

Richard R. Acuff                         2006       100,716            60,430              --              24,351
  Executive Vice President and           2005        95,920            26,378              --              20,534
  Chief Information Officer              2004        81,583            26,400              --              18,135

---------
(1) Amounts for 2006 reflect (a) directors fees of $16,960 for Messrs. Conklin and Moxley and (b) interest earned on deferred compensation of $1,955 and $2,329 for Messrs. Conklin and Moxley, respectively. Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(2) Amounts for 2006 reflect (a) contributions of $8,333, $8,324, $6,277, $6,105 and $4,779 to the ESOP for Messrs. Conklin, Moxley, Otte, Durgan and Acuff, respectively, (b) contributions of $64,302, $64,647, $20,532, $30,297 and $14,310 to the Executive Non-Qualified Retirement Plan for Messrs. Conklin, Moxley, Otte, Durgan and Acuff, respectively, and (c) contributions of $8,850, $10,018, $6,879, $6,752 and $5,262 to the 401(k)
     Plan for Messrs. Conklin, Moxley, Otte, Durgan and Acuff, respectively.

         Option Grants. There were no stock options granted to Messrs. Conklin, Moxley, Otte, Durgan or Acuff during the fiscal year ended March 31, 2006.

         Option Exercise/Value Table. The following table sets forth information with respect to the number and value of stock options held by the Chief Executive Officer and the named executive officers at March 31, 2006.

                                                               Number of Securities Underlying         Value of Unexercised
                                                                     Unexercised Options               In-the-Money Options
                                                                   at Fiscal Year End (#)            at Fiscal Year End ($)(1)
                         Shares Acquired         Value       ----------------------------------- ---------------------------------
Name                     on Exercise (#)      Realized ($)      Exercisable      Unexercisable     Exercisable     Unexercisable
---------------------- -------------------  ---------------- ----------------  ----------------- --------------- -----------------
Clyde E. Conklin               --                  --              48,000              --            503,280             --
Larry K. Moxley                --                  --              48,000              --            503,280             --
Terence A. Otte                --                  --              16,000              --            167,760             --
Donn L. Durgan                 --                  --              16,000              --            167,760             --
Richard R. Acuff               --                  --               5,000              --             52,425             --

----------
(1) Represents the difference between the fair market value of the Common Stock at March 31, 2006 and the exercise price of the option. The exercise price of the option is $7.905. The market price of the Common Stock at the close of business on March 31, 2006 was $18.39. Options are in-the-money only if the market value of the shares covered by the options is greater than the option exercise price.

Employment and Severance Agreements

         Employment Agreements. On December 20, 2001, the Company and the Bank (collectively, the "Employers") entered into three-year employment agreements with Mr. Conklin and Mr. Moxley. The base salaries under the agreements for Messrs. Conklin and Moxley are currently $171,960 and $152,863, respectively, which amounts are paid by the Bank and may be increased at the discretion of the Board of Directors or an authorized committee of the Board. On each anniversary of the commencement date of the agreements, the term of the agreements may be extended for an additional year. The agreements are terminable by the Employers at any time, or by the executive if he is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain other events, including events specified by federal regulations. In the event that an executive's employment is terminated without cause or upon the executive's voluntary termination following the occurrence of an event described in the preceding sentence, the Bank would be required to pay the executive a lump sum amount equal to the present value of the executive's base salary and life, medical, dental and disability coverage that would have been paid or provided for the remainder of the contract term.

         The employment agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Employers. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, the executive is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The term "change in control" is defined in the agreements as having occurred when, among other things, (a) a person other than the Company purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) a majority of the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Company approve a merger, consolidation, sale or disposition of all or substantially all of the Company's assets, or a plan of partial or complete liquidation.

         The severance payment from the Employers will equal 2.99 times the executive's base amount as determined under section 280G (the "280G base amount") of the Internal Revenue Code of 1986, as amended (the "Code"). This amount is approximately 2.99 times the executive's average W-2 (box 1) income from the Employers during the five calendar year period immediately preceding the calendar year in which the change in control occurs. Such amount will be paid in a lump sum within ten business days following termination of employment. Assuming that a change in control had occurred at March 31, 2006, Mr. Conklin and Mr. Moxley would be entitled to severance payments of approximately $647,458 and $542,369, respectively. In addition, each of them is entitled to receive continued life, medical, dental and disability coverage and the value of employer contributions that would have been made for their benefit under tax qualified plans, in each case for the three-year period after employment termination. Section 280G of the Code provides that if the present value of severance payments and other change in control benefits exceed 2.99 times the 280G base amount of the individual, the entire present value of such payments and benefits are deemed to be "parachute payments." An individual receiving parachute payments is subject to a 20% excise tax on the amount of such payments that exceed his 280G base amount, and the Employers would not be entitled to deduct the amount of such excess payments. To assure that there will be no tax penalty to the executives or loss of tax deductibility to the Employers, the employment agreements restrict the present value of the payments and benefits to be provided to an amount that will not result in tax detriment to the Employers or the executives.

         The agreements restrict the executive's right to compete against the Employers for a period of one year from the date of termination of the agreement if the executive voluntarily terminates employment, except in the event of a change in control.

         Severance Agreements. On April 18, 2003, the Employers entered into severance agreements with Terence A. Otte, Executive Vice President and Chief Operating Officer, and Donn L. Durgan, Executive Vice President and Chief Lending Officer. On September 29, 2005 the Employers entered into a severance agreement with Richard R. Acuff, Executive Vice President and Chief Information Officer. Each agreement is for a three-year term, and may be extended by the Boards of Directors for one year on each anniversary. Each agreement provides that if a "change in control" of the Company or the Bank occurs, and within 12 months thereafter the executive's employment is involuntarily terminated without just cause, or the executive voluntarily terminates his employment for good reason, as defined in the agreement, he will be entitled to receive a severance payment equal to 2.99 times his 280G base amount, as well as continued life, medical, dental and disability coverage for 18 months after employment termination. Assuming that a change in control had occurred at March 31, 2006, Messrs. Otte, Durgan and Acuff would be entitled to severance payments of approximately $456,721, $434,509 and $292,909, respectively. The payments and benefits to be received by such individuals are also restricted in amount to assure that they are not subject to a 20% excise tax and the Employers are not subject to any loss of tax deductibility.

Executive Non-Qualified Retirement Plan

         Effective December 2001, the Bank adopted an Executive Non-Qualified Retirement Plan ("Non-Qualified Retirement Plan") that provides supplemental retirement benefits to selected executives. Participation in the Non-Qualified Retirement Plan is limited to a "select group of management and highly compensated employees," who are selected by the Plan Committee to participate. With respect to any participant, benefits are provided pursuant to a participation agreement entered into between the Bank and the participant. Upon a participant's termination of employment on or after attaining his retirement age (set forth in the participant's participation agreement), the participant will commence receiving the monthly amount set forth in his participation agreement, payable for life. If provided for in the participant's participation agreement, the monthly amount may be increased annually to reflect a specified cost of living increase. If the participant terminates employment before his retirement age, then he will receive a partial benefit, determined based on the length of his service with the Bank, commencing on the participant's retirement age, and payable for life. If the participant dies while actively employed with the Bank or an affiliate, then the Participant's beneficiary will receive a monthly benefit (determined as if the participant terminated employment immediately prior to his death) over 240 months. If the participant dies after his benefits commence and before 240 payments have been made, his beneficiary will continue to receive monthly payments until the cumulative number of payments made to or on behalf of the participant equals 240. The Committee may accelerate the payment of monthly benefits at any time, to the extent the benefits accrued before 2005. Participants are 100% vested in the benefits at all times, except upon termination for cause. No benefits will be paid on account of a participant's termination for cause.

         Under their respective agreements under the Non-Qualified Retirement Plan, Messrs. Conklin, Moxley, Otte, Durgan and Acuff (the "Executives") will receive lifetime benefits of $5,396, $5,079, $4,000, $4,000 and $4,000 per month, respectively, upon termination of employment after attaining age 60 for Messrs. Conklin and Moxley or age 62 for Messrs. Otte, Durgan and Acuff ("retirement age"), subject to an annual increase of 2 1/2 percent for inflation beginning on the first anniversary of the date the benefits commence. The Executives are entitled to a reduced benefit in the event of termination of employment prior to retirement age, other than on account of termination for cause. The payment of such benefits, however, will not commence until the first day of the month after the Executive reaches retirement age or dies, whichever occurs first.

         The Bank previously entered into salary continuation agreements with Mr. Conklin and Mr. Moxley. These agreements are no longer in effect and were replaced by the Executive Non-Qualified Retirement Plan.

Split Dollar Insurance Agreements

         In 2001, the Bank entered into Split Dollar Insurance Agreements with and for the benefit of executives Conklin and Moxley and directors Zenner and Cox, and Bank director Young. Each agreement provides that 40% of the excess death proceeds on a specifically designated policy of life insurance owned by the Bank on the life of the individual named therein will be paid to the beneficiary of such individual upon his death. Excess death proceeds are the amounts to be received under the designated life insurance policy that are in excess of the account value of the policy at the time of death.

Deferred Compensation Plan

         In 2001, the Bank adopted the FirstBank Northwest Deferred Compensation Plan (the "Plan"). Participation in the Plan is limited to a "select group of management and highly compensated employees" and directors of the Bank and the Company, who are selected by the Plan Committee to participate. The Plan permits participants to make annual elections to defer all or a portion of the cash compensation they receive from the Bank or its related entities. The deferred amounts are credited to the participants' accounts, which do not hold assets but are maintained only for record-keeping purposes. The amounts deferred under the Plan are credited at a fixed interest rate as determined by the Plan Committee. Participant accounts are fully vested and nonforfeitable. Within 60 days after a Participant's retirement, his account will be distributed in installments over a number of months selected by the participant (not less than sixty). Within 60 days after a Participant's termination of employment or death while actively employed, his account will be distributed in installments over a number of months equal to the number of months during which the participant made compensation deferrals into the Plan. At March 31, 2006, the Bank had accrued $338,899 to reflect the anticipated liability. The Plan constitutes an unfunded and unsecured obligation of the Bank. Directors Cox, Zenner, Conklin and Moxley and Bank Director Young currently participate in the Plan.

Directors' Compensation

         Non-employee directors receive an annual retainer of $12,000, and $750 for each regular meeting or special meeting attended. Non-employee directors receive $500 per committee meeting attended with committee chairs receiving an additional $100 per committee meeting attended. The members of the Audit Committee receive $600 for each meeting attended and the Chairman of the Audit Committee receives $700 per committee meeting. The Chairman of the Board received an additional annual retainer of $13,000. Directors of the Company who are also employees receive an annual retainer of $9,600 and $600 for each regular or special meeting attended and $400 for each committee meeting they attend for which they are a member. Non-employee directors also are paid $750 per day for any board training day. The Company and the Bank paid total fees to directors of $297,087 for the fiscal year ended March 31, 2006.

Compensation Committee Interlocks and Insider Participation

         No members of the Compensation Committee (i) were officers or employees of the Company or any of its subsidiaries during the year ended March 31, 2006,
(ii) were formerly Company officers or (iii) had any relationships otherwise requiring disclosure.


Item 12.   Security Ownership of Certain Beneficial Owners and Management and
-----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Security Ownership of Certain Beneficial Owners and Management

         Persons and groups who beneficially own in excess of 5% of the Company's Common Stock are required to file certain reports with the SEC and provide a copy to the Company, disclosing such ownership pursuant to the Securities Exchange Act of 1934. Based on such reports, the following table sets forth, as of June 30, 2006, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of Common Stock at the close of business on the June 30, 2006.

                                             Number of Shares        Percent of Shares
Name                                        Beneficially Owned          Outstanding
---------------------------------------- ------------------------ -----------------------
Crescent Capital VI, L.L.C.                    539,492 (1)                  9.1%
Jeffrey D. Gow
11624 S.E. 5th Street, Suite 200
Bellevue, Washington 98005

-----------

(1) Information concerning the shares owned by Crescent Capital VI, L.L.C. and Mr. Gow was obtained from a Schedule 13D/A dated June 16, 2006. According to this filing, Crescent Capital VI, L.L.C. and Mr. Gow, the managing member of Crescent Capital VI, L.L.C., have sole voting and dispositive power over 539,492 shares.

         The following table sets forth, as of the close of business on June 30, 2006, information as to the shares of Common Stock beneficially owned by each director, by the executive officers named in the summary compensation table below ("named executive officers") and by all executive officers and directors of the Company as a group.

                                                                           Number of Shares         Percent of Shares
Name                                                                  Beneficially Owned (1)(2)        Outstanding
------------------------------------------------------------------- ----------------------------- ---------------------
Directors
Steve R. Cox                                                                     73,000                    1.2%
John W. Gentry                                                                   69,660                    1.1
W. Dean Jurgens                                                                  53,000                     *
James N. Marker                                                                  29,348                     *
Sandra T. Powell                                                                  2,800                     *
Michael F. Reuling                                                                2,800                     *
Russell H. Zenner                                                                40,392                     *

Named Executive Officers
Clyde E. Conklin (3)                                                            163,109                    2.7
Larry K. Moxley (3)                                                             172,522                    2.8
Terence A. Otte                                                                  60,940                    1.0
Donn L. Durgan                                                                   57,121                     *
Richard R. Acuff                                                                 36,378                     *

All Executive Officers and Directors as a Group (12 persons)                    761,070                   12.1%

------------
*    Less than 1% of shares outstanding.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock over which he or she has voting or investment power and of which he or she has the right to acquire beneficial ownership within 60 days of June 30, 2006. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.
(2) The amounts shown include the following amounts of Common Stock which the indicated individuals have the right to acquire within 60 days of June 30, 2006 through the exercise of stock options granted pursuant to the Company's 1998 Stock Option Plan: Mr. Cox, 12,000; Mr. Jurgens, 11,000; Mr. Marker, 11,580; Mr. Zenner, 7,000; Mr. Conklin, 48,000; Mr. Moxley, 48,000;
     Mr. Otte, 16,000; Mr. Durgan, 16,000; and Mr. Acuff, 5,000. In addition, Mr. Gentry has the right to acquire 33,138 shares within 60 days of June 30, 2006 under the Oregon Trail 1998 Stock Option Plan, which was assumed by the Company in connection with its acquisition of Oregon Trail Financial Corp. All executive officers and directors as a group have the right to acquire a total of 207,718 shares within 60 days of June 30, 2006.
(3)  Messrs. Conklin and Moxley are also directors of the Company and the Bank.

Changes in Control

         Other than the Agreement and Plan of Merger that was entered into by the Company with Sterling Financial Corporation on June 4, 2006, the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

         The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2006. All references reflect the two-for-one stock split paid as of the close of business on February 9, 2006.

                                                                                                         Number of securities
                                                                                                    remaining available for future
                                                Number of securities to       Weighted-average          issuance under equity
                                                be issued upon exercise       exercise price of           compensation plans
                                                of outstanding options,      outstanding options,       (excluding securities
Plan Category                                     warrants and rights        warrants and rights       reflected in column (a))
---------------------------------------------  --------------------------  ----------------------- ---------------------------------
                                                          (a)                         (b)                        (c)
Equity compensation plans
  approved by security holders:
    1998 Stock Option Plan                              224,480                      $8.69                      53,250
    Oregon Trail 1998 Stock Option Plan                  48,776                      $7.31                          --

Equity compensation plans
  not approved by security holders:                       N/A                         N/A                        N/A
                                               --------------------------  ----------------------- ---------------------------------

Total                                                   273,256                      $8.44                      53,250
                                               ==========================  ======================= =================================

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Federal regulations require that all loans or extensions of credit to executive officers and directors must be made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit if made under a benefit program generally available to all employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to the Bank's executive officers and directors at different rates or terms than those offered to the general public and has adopted a policy to this effect. The aggregate amount of loans by the Bank to its executive officers and directors was approximately $2.0 million at March 31, 2006. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features when made.


Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         The following table sets forth the aggregate fees billed, or expected to be billed, to the Company by Moss Adams, LLP for professional services rendered for the fiscal years ended March 31, 2006 and 2005.

                                                       Year Ended March 31,
                                                    2006                 2005
                                                  --------             --------

            Audit Fees                            $137,377             $124,282
            Audit-Related Fees                          --               41,050
            Tax Fees                                 7,300               10,550
            All Other Fees (1)                      46,457                   --
            ------------
            (1) All Other Fees relate to Home Mortgage Disclosure Act and
                Sarbanes-Oxley compliance preparation.

         The Audit Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services to be provided by the independent auditors in connection with its annual review of its Charter.

Pre-approval may be granted by action of the full Audit Committee or by delegated authority to one or more members of the Audit Committee. If this authority is delegated, all approved non-audit services will be presented to the Audit Committee at its next meeting. In considering non-audit services, the Audit Committee or its delegate will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditors and whether the service could compromise the independence of the independent auditors.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

(a)    Exhibits
       3.1        Articles of Incorporation of the Registrant (1)
       3.2        Amendment to the Articles of Incorporation (2)
       3.3        Bylaws of the Registrant (1)
       3.4        Bylaws Amendment adopted by the Board of Directors on May 23,
                  2002 (3)
       10.1       Employment Agreement between FirstBank Northwest, FirstBank
                  NW Corp. and Clyde E. Conklin (4)
       10.2       Employment Agreement between FirstBank Northwest, FirstBank
                  NW Corp. and Larry K. Moxley (4)
       10.3       Salary Continuation Agreement between First Federal Bank of
                  Idaho, F.S.B. and Clyde E. Conklin (4)
       10.4       Salary Continuation Agreement between First Federal Bank of
                  Idaho, F.S.B. and Larry K. Moxley (4)
       10.5       Management Recognition and Development Plan (5)
       10.6       Change in Control Agreement between FirstBank Northwest,
                  FirstBank NW Corp. and Richard R. Acuff (6)
       10.7       1998 Stock Option Plan (5)
       10.8       Change in Control Agreement between FirstBank Northwest,
                  FirstBank NW Corp. and Terence A. Otte (7)
       10.9       Oregon Trail 1998 Stock Option Plan (8)
       10.10      Change in Control Agreement between FirstBank Northwest,
                  FirstBank NW Corp. and Donn L. Durgan (7)
       10.11      FirstBank Northwest Executive Non-Qualified Retirement
                  Plan (4)
       10.12      FirstBank Northwest Deferred Compensation Plan (4)
       14         Code of Ethics
       21         Subsidiaries of the Registrant
       23         Consent of Independent Registered Public Accounting Firm
       31.1       Certification of Chief Executive Officer of FirstBank NW Corp.
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2       Certification of Chief Financial Officer of FirstBank NW Corp.
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1       Certification of Chief Executive Officer of FirstBank NW Corp.
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2       Certification of Chief Financial Officer of FirstBank NW Corp.
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       --------
       (1) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000 filed on June 19, 2000.
       (2) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005 and to the Registrant's Current Report on Form 8K filed on March 17, 2005.
       (3) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed on June 26, 2002.
       (4) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 filed on February 13, 2006.

       (5) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on September 28, 1998.
       (6)        Incorporated by reference to the exhibits to the Registrant's
                  Current Report on Form 8-K filed on October 5, 2005.
       (7)        Incorporated by reference to the exhibits to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005.
       (8) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-8 filed on November 5, 2003.

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

                                       FIRSTBANK NW CORP.


Date:  July 27, 2006                   By: /s/ CLYDE E. CONKLIN
                                           -------------------------------------
                                           Clyde E. Conklin
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

                                INDEX TO EXHIBITS

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