Form 10-Q
period 2006-06-30
FIRSTBANK NW CORP
filed 2006-08-08
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended June 30, 2006


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 5,941,490 shares outstanding on July 31, 2006.

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                         Page
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition
             June 30, 2006 and March 31, 2006                             1
         Consolidated Statements of Income
             For the three months ended June 30, 2006 and 2005            2
         Consolidated Statements of Comprehensive Income
             For the three months ended June 30, 2006 and 2005            3
         Consolidated Statements of Cash Flows
             For the three months ended June 30, 2006 and 2005            4
         Notes to Consolidated Financial Statements                     5 - 13

Item 2.  Management's Discussion and Analysis of Financial             14 - 23
             Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      24
Item 4.  Controls and Procedures                                         24



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               25
Item 1a. Risk Factors                                                    25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     25
Item 3.  Defaults Upon Senior Securities                                 25
Item 4.  Submission of Matters to a Vote of Security Holders             25
Item 5.  Other Information                                               25
Item 6.  Exhibits                                                        26



SIGNATURES                                                               27

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Financial Condition
                                         (Unaudited)
                                    (Dollars in Thousands)

                                                                   June 30,        March 31,
                                                                     2006            2006
                                                                 ------------    ------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing cash deposits                             $     28,010    $     26,637
  Interest bearing cash deposits                                        6,380             266
                                                                 ------------    ------------
Total cash and cash equivalents                                        34,390          26,903

Investment securities:
  Held-to-maturity                                                     31,628          31,651
  Available-for-sale                                                   16,699          16,890
Mortgage-backed securities:
  Held-to-maturity                                                     22,270          22,312
  Available-for-sale                                                   28,531          29,843
Equity securities, at cost                                             12,789          12,789
Loans receivable, net (Note 2)                                        662,624         632,543
Loans held for sale                                                     4,558           3,785
Accrued interest receivable                                             5,102           4,657
Premises and equipment, net                                            18,066          17,558
Bank-owned and cash surrender value of life insurance policies         24,701          24,415
Mortgage servicing assets (Note 3)                                        556             533
Goodwill and other intangible assets (Note 4)                          18,632          18,811
Other assets                                                            2,990           3,313
                                                                 ------------    ------------
TOTAL ASSETS                                                     $    883,536    $    846,003
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
   Interest bearing demand deposits                              $    215,114    $    183,491
   Non-interest bearing demand deposits                                99,309          95,304
   Savings                                                             32,512          36,614
   Certificates of deposit                                            290,223         254,631
                                                                 ------------    ------------
  Total deposits                                                      637,158         570,040
  Securities sold under agreements to repurchase                       11,821           9,636
  Advances from borrowers for taxes and insurance                         576             972
  FHLB advances and other borrowings (Note 5)                         147,373         176,817
  Deferred federal and state income taxes, net                             --              23
  Accrued expenses and other liabilities                                6,711           9,385
                                                                 ------------    ------------
Total Liabilities                                                     803,639         766,873
                                                                 ------------    ------------

Commitments and contingencies
  Stockholders' Equity:
  Preferred stock, $0.01 par value, 500,000 shares authorized;
    0 shares issued and outstanding                                        --              --
  Common stock, $0.01 par value, 49,500,000 shares authorized;
    6,062,186 and 6,053,186 shares issued;
    5,941,490 and 5,928,312 shares outstanding (Note 10)                   61              61
  Additional paid-in capital                                           46,093          45,944
  Retained earnings, substantially restricted                          34,726          33,915
  Unearned ESOP shares                                                   (614)           (635)
  Accumulated other comprehensive loss                                   (369)           (155)
                                                                 ------------    ------------
Total Stockholders' Equity                                             79,897          79,130
                                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    883,536    $    846,003
                                                                 ============    ============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)


                                                     Three months ended June 30,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
Interest income:
  Loans receivable                                   $     13,621   $     10,677
  Mortgage-backed securities                                  621            671
  Investment securities, taxable                              181            183
  Investment securities, tax-exempt                           341            334
  Other interest-earning assets                               320            275
                                                     ------------   ------------
Total interest income                                      15,084         12,140
                                                     ------------   ------------

Interest expense:
  Deposits                                                  3,848          2,369
  Securities sold under agreements to repurchase              119             50
  FHLB advances and other borrowings                        2,172          1,909
                                                     ------------   ------------
Total interest expense                                      6,139          4,328
                                                     ------------   ------------

Net interest income                                         8,945          7,812
Provision for loan losses                                     372            868
                                                     ------------   ------------
Net interest income after provision for loan losses         8,573          6,944
                                                     ------------   ------------

Non-interest income:
  Gain on sale of loans                                       352            319
  Recovery of mortgage servicing rights, net                   55             19
  Service fees and other charges                            1,215          1,217
  Other                                                        42            102
                                                     ------------   ------------
Total non-interest income                                   1,664          1,657
                                                     ------------   ------------

Non-interest expense:
  Compensation and employee related benefits                4,154          3,639
  Occupancy                                                   732            706
  Supplies and postage                                        228            218
  Data and automated teller machine processing                346            179
  Professional fees                                           793            233
  Advertising                                                 218            231
  Travel and meals                                             97             58
  Debit and credit card expense                               325            277
  Other                                                       439            409
                                                     ------------   ------------
Total non-interest expense                                  7,332          5,950
                                                     ------------   ------------

Income before income tax expense                            2,905          2,651
Income tax expense                                            904            799
                                                     ------------   ------------
Net income                                           $      2,001   $      1,852
                                                     ============   ============

Earnings per share (Notes 6, 7 and 10):
  Net income per share - basic                       $       0.34   $       0.32
  Net income per share - diluted                     $       0.33   $       0.31
  Weighted average shares outstanding - basic           5,935,585      5,857,710
  Weighted average shares outstanding - diluted         6,096,877      5,981,600
  Cash dividends paid per common share (Note 10)     $       0.10   $      0.085

           See accompanying notes to consolidated financial statements

                         FirstBank NW Corp. and Subsidiaries
                   Consolidated Statements of Comprehensive Income
                                     (Unaudited)
                                (Dollars in Thousands)

                                                              Three months ended
                                                                   June 30,
                                                         ----------------------------
                                                             2006            2005
                                                         ------------    ------------
Net income                                               $      2,001    $      1,852
                                                         ------------    ------------
Other comprehensive income (loss), net of tax:
   Change in unrealized gains (losses) on securities;
      available-for-sale, net of tax benefit (expense)
      of $139 and ($151)                                         (214)            236
                                                         ------------    ------------

Comprehensive income                                     $      1,787    $      2,088
                                                         ============    ============

           See accompanying notes to consolidated financial statements

                                      FirstBank NW Corp. and Subsidiaries,
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                             (Dollars in Thousands)

                                                                                        Three months ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2006            2005
                                                                                    ------------    ------------
Cash flows from operating activities:
  Net income                                                                        $      2,001    $      1,852
 Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation                                                                             371             333
    Accretion of securities and intangibles, net                                              57             (22)
    Provision for loan losses                                                                372             868
    Net increase in cash surrender value of life insurance policies                         (286)           (267)
    Gain on sale of loans held for sale                                                     (352)           (319)
    Loss on sale of securities                                                                 2              --
    Proceeds from sale of loans held for sale                                             22,283          29,866
    Originations of loans held for sale                                                  (22,705)        (33,931)
    Recovery of mortgage servicing rights                                                    (55)            (19)
    ESOP compensation expense                                                                 81              57
    Other (gains) losses, net                                                                  3             (40)
    Deferred federal and state income taxes, net                                            (161)           (261)
    Equity compensation expense                                                                6              --
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                            (879)           (310)
    Accrued expenses and other liabilities                                                (3,267)           (463)
    Income taxes receivable                                                                1,065           1,748
                                                                                    ------------    ------------
Net cash used in operating activities                                                     (1,464)           (908)
                                                                                    ------------    ------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                    24              20
  Proceeds from maturities of mortgage-backed securities; available-for-sale               1,029           2,672
  Proceeds from maturities of investment securities; available-for-sale                       --              59
  Proceeds from sale of investment securities; available-for-sale                             80              --
  Net change in loans receivable                                                         (30,462)        (41,852)
  Purchases of premises and equipment                                                       (868)            (74)
  Proceeds from sale of foreclosed and repossessed assets                                     10             664
                                                                                    ------------    ------------
Net cash used in investing activities                                                    (30,187)        (38,511)
                                                                                    ------------    ------------

Cash flows from financing activities:
  Cash paid for dividends on common stock                                                   (593)           (497)
  Net change in deposits                                                                  67,199          43,128
  Net change in securities sold under agreements to repurchase                             2,185          (9,304)
  Repayments from borrowers for taxes and insurance                                         (396)           (399)
  Advances from FHLB and other borrowings                                                271,557         154,015
  Repayments on advances from FHLB and other borrowings                                 (300,885)       (145,332)
  Proceeds from the exercise of stock based compensation                                      71               1
                                                                                    ------------    ------------
Net cash provided by financing activities                                                 39,138          41,612
                                                                                    ------------    ------------

Net increase in cash and cash equivalents                                                  7,487           2,193
Cash and cash equivalents, beginning of period                                            26,903          41,801
                                                                                    ------------    ------------
Cash and cash equivalents, end of period                                            $     34,390    $     43,994
                                                                                    ============    ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:  Interest                                     $      5,944    $      8,658
     Cash paid during the period for:  Income taxes                                 $         --    $         --
  Noncash investing and financing activities:
     Common stock cash dividends accrued                                            $        595    $         --
     Unrealized gains (losses) on securities; available-for-sale, net of tax        $       (214)   $        236
     Loans receivable charged to the allowance for loan losses                      $         75    $        179
     Transfer from loans converted to real estate and repossessed assets acquired
       through foreclosure and repossession                                         $         12    $        103

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of FirstBank NW Corp. (the "Company") for the year ended March 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007.

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

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on a monthly basis. The Board of Directors reviews on a quarterly basis the provision for loan losses and the allowance for loan losses. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percentage. The change in loan types per category is multiplied by the assigned loan loss percentage to arrive at the basic monthly adjustment to the provision for loan loss. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Goodwill and Other Intangible Assets. Analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as well as establishing and monitoring estimated lives of other amortizable intangible assets. The Company has goodwill and other intangible assets as a result of business combinations. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. In accordance with this Standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment.

(2)  LOANS RECEIVABLE

Loans receivable at June 30, 2006 and March 31, 2006 consisted of the following:

                                                   June 30,       March 31,
                                                     2006           2006
                                                 ------------   ------------
                                                       (In Thousands)
         Real estate loans:
              Residential                        $    128,671   $    123,461
              Commercial                              213,253        201,282
              Agricultural                             18,729         18,792
              Construction                            117,067        108,650

         Other loans:
              Commercial (non-real estate)             89,959         91,628
              Other consumer                           38,317         39,089
              Home equity                              41,596         40,926
              Agricultural operating                   25,749         19,333
                                                 ------------   ------------

         Total loans receivable                       673,341        643,161

         Less:
              Unearned loan fees and discounts          2,254          2,480
              Allowance for loan losses                 8,463          8,138
                                                 ------------   ------------

         Loans receivable, net                   $    662,624   $    632,543
                                                 ============   ============


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                          June 30,                   March 31,
                                                            2006                       2006
                                                   -----------------------    -----------------------
                                                               % of Loans                 % of Loans
                                                               in Category                in Category
                                                                 to Total                    to Total
                                                     Amount       Loans         Amount        Loans
                                                   ----------   ----------    ----------   ----------
                                                                  (Dollars in Thousands)
         Residential                               $      434        19.11%   $      422        19.20%
         Commercial (real and non-real estate)          4,058        45.03         3,950        45.55
         Agricultural (real and non-real estate)          627         6.60           565         5.92
         Construction                                   1,841        17.39         1,674        16.89
         Consumer and other loans                       1,503        11.87         1,527        12.44
                                                   ----------   ----------    ----------   ----------
         Total allowance for loan losses           $    8,463       100.00%   $    8,138       100.00%
                                                   ==========   ==========    ==========   ==========

The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                        Three Months    Three Months
                                                           Ended           Ended
                                                          June 30,        June 30,
                                                            2006            2005
                                                        ------------    ------------
                                                           (Dollars in Thousands)
         Balance at beginning of period                 $      8,138    $      7,254
                                                        ------------    ------------
         Provision for loan losses                               372             868
                                                        ------------    ------------

         Charge-offs:
              Residential (real estate)                           --              12
              Commercial (non-real estate)                        --              15
              Consumer and other loans                            75             152
                                                        ------------    ------------
         Total charge-offs                                        75             179

         Recoveries                                               28              28
                                                        ------------    ------------

         Net charge-offs                                          47             151
                                                        ------------    ------------

         Balance at end of period                       $      8,463    $      7,971
                                                        ============    ============

         Net charge-offs to average outstanding loans           0.01%           0.03%


The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due.


                                                               June 30,        March 31,
                                                                 2006            2006
                                                             ------------    ------------
                                                                (Dollars in Thousands)
         Loans accounted for on a nonaccrual basis:
         Real estate loans:
            Residential                                      $        145    $        145
            Agricultural                                               68              67
         Other loans                                                  108              96
                                                             ------------    ------------
         Total                                                        321             308

         Accruing loans which are contractually
          past due more than 90 days                                   --               4
                                                             ------------    ------------

         Total nonperforming loans                                    321             312

         Real estate owned                                             --              --
         Repossessed assets                                            15              13
         Restructured loans                                           799             872
                                                             ------------    ------------

          Total nonperforming assets                         $      1,135    $      1,197
                                                             ============    ============

         Nonperforming loans as a percent of loans
             receivable, net                                         0.05%           0.05%
         Nonperforming loans as a percent of total assets            0.04%           0.04%
         Nonperforming assets as a percent of total assets           0.13%           0.14%
         Total nonperforming assets to total loans                   0.17%           0.19%

(3)   MORTGAGE SERVICING RIGHTS

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. The accumulated allowance for impairment on mortgage servicing rights at June 30, 2006 and 2005 was $227,000 and $327,000, respectively.

The following table is an analysis of the changes in mortgage servicing rights for the periods indicated:

                                      Three Months    Three Months
                                         Ended           Ended
                                        June 30,        June 30,
                                          2006            2005
                                      ------------    ------------
                                            (In Thousands)

             Beginning Balance        $        533    $        614
                Additions                       20              16
                Amortization                   (52)            (51)
                Impairment recovery             55              19
                                      ------------    ------------
             Ending Balance           $        556    $        598
                                      ============    ============


(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2006 and March 31, 2006 was $16.6 million. No impairment loss on goodwill and other intangible assets was recorded for the three months ended June 30, 2006 as there were no impairment indicators during the period.

The core deposit intangible at June 30, 2006 was $2.0 million, net of accumulated amortization of $1.9 million. The core deposit intangible at March 31, 2006 was $2.2 million, net of accumulated amortization of $1.7 million.

(5)   FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank utilizes advances from the Federal Home Loan Bank ("FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank, providing credit for savings associations and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of the stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. Advances from the FHLB were $141.0 million and $170.7 million, including merger premium of $2.1 million and $2.2 million, at June 30, 2006 and March 31, 2006, respectively. The Bank also maintains an additional credit facility of $20.0 million with US Bank. There were no outstanding balances under this facility at June 30, 2006 and March 31, 2006. The Company maintains an additional credit facility of $3.5 million with US Bank. There were outstanding balances of $3.4 million and $3.1 million at June 30, 2006 and March 31, 2006, respectively. The Bank maintains an additional credit facility with the Portland Branch Office of the Federal Reserve Bank of San Francisco. There were no outstanding balances under this facility at June 30, 2006 and March 31, 2006. On June 10, 2005, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank of $3.0 million to be repaid in full on June 10, 2015.

Scheduled maturities of FHLB advances and other borrowings were as follows:

                                                                               One Year to       Five Years to
                                                            Less than One       Less than          Less than         Ten Years or
At June 30, 2006:                                               Year            Five Years         Ten Years            Greater
                                                                ----            ----------         ---------            -------
                                                                                    (Dollars in Thousands)
Maturities of advances and other borrowings                   $ 86,783           $ 44,452           $  9,320           $  6,818
Range of interest rates                                     4.42% - 7.75%      3.33% - 7.12%      3.42% - 6.69%      6.66% - 7.10%
Weighted average interest rate                                  5.29%              5.42%              4.83%              7.03%
Percentage of total advances and other borrowings              58.89%             30.16%              6.32%              4.63%


At March 31, 2006:

Maturities of advances and other borrowings                   $111,094           $ 49,776           $  9,320           $  6,627
Range of interest rates                                     3.05% - 7.25%      3.33% - 7.12%      3.42% - 6.25%      6.66% - 7.10%
Weighted average interest rate                                  4.88%              5.33%              4.69%              7.03%
Percentage of total advances and other borrowings              62.83%             28.15%              5.27%              3.75%

There were $40.8 million of advances from the FHLB that were putable at June 30, 2006 and March 31, 2006.


(6)   DIVIDENDS

On April 12, 2006, the Board of Directors declared a cash dividend of $0.10 per common share to shareholders of record as of May 4, 2006. This dividend was paid on May 18, 2006. On June 29, 2006, the Board of Directors declared a cash dividend of $0.10 per common share to stockholders of record as of August 2, 2006. The dividend will be paid on August 16, 2006.

(7)   EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share takes into account the potential dilutive impact of such instruments as stock options and uses average market price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

The following table reconciles the number of common shares used in the basic and diluted EPS calculations, as adjusted to reflect the two-for-one stock split as referenced in Note 10:

                          For the Three Months Ended June 30, 2006
                          ----------------------------------------

                                                          Weighted-
                                                           Average       Per-Share
                                           Net Income       Shares         Amount
                                          ------------   ------------   ------------
                                                   (Dollars in Thousands)
         Basic EPS:
         Income available to common
             stockholders                 $      2,001      5,935,585   $       0.34
                                                                        ============
         Effect of dilutive securities:
             Stock options                          --        161,292
                                          ------------   ------------

         Diluted EPS:
           Income available to common
             stockholders - assumed
             conversions                  $      2,001      6,096,877   $       0.33
                                          ============   ============   ============


                          For the Three Months Ended June 30, 2005
                          ----------------------------------------

                                                          Weighted-
                                                           Average       Per-Share
                                           Net Income       Shares         Amount
                                          ------------   ------------   ------------
                                                   (Dollars in Thousands)
         Basic EPS:
         Income available to common
             stockholders                 $      1,852      5,857,710   $       0.32
                                                                        ============
         Effect of dilutive securities:
             Stock options                          --        123,890
                                          ------------   ------------

         Diluted EPS:
           Income available to common
             stockholders - assumed
             conversions                  $      1,852      5,981,600   $       0.31
                                          ============   ============   ============

Outstanding options to purchase 264,256 shares and 324,052 shares of the Company's common stock were included in the computation of diluted EPS as of June 30, 2006 and as of June 30, 2005, respectively. There were no outstanding options to purchase shares of the Company's common stock excluded in the computation of diluted EPS.

(8)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2006 and March 31, 2006, these commitments totaled $9.2 million and $6.9 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not incurred any losses on its commitments during the past three years. The liability recorded associated with standby letters of credit at June 30, 2006 and March 31, 2006 was $39,000 and $21,000, respectively.

(9)   EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Services of Financial Assets. This statement revises and clarifies the criteria for derecognition of transferred financial assets and places restrictions on the ability of a qualifying special purpose entity to roll over beneficial interests such as short-term commercial paper. This statement also will permit, but not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with changes in fair value recorded in income. The statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of the statement on the Company's results of operations and financial condition.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company adopted the provisions of SFAS No. 123(R) effective April 1, 2006.

(10)  STOCK SPLIT

In January 2006, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock. The stock dividend was paid as of the close of business on February 9, 2006. Each shareholder of record as of the close of business on January 26, 2006 received one additional share for every share outstanding on the record date. The Company's common stock outstanding shares, weighted average shares outstanding, and earnings per share have been adjusted in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income to reflect the two-for-one stock split.

(11)  STOCK BASED COMPENSATION

The Company has stock option plans for the benefit of officers, other key employees and directors. As of June 30, 2006, the plans were authorized to grant additional options to purchase 53,250 shares of the Company's common stock. Under such plans, the option price is not to be less than the fair market value of the common stock on the date the option is granted, and the stock options are exercisable at any time within the maximum term of 10 years and one day from the grant date. The options are nontransferable and are forfeited upon termination of employment, except in case of retirement, in which case the options are exercisable for three years after date of retirement. The Company issues new common shares to satisfy exercises of stock options.

Prior to March 31, 2006, the Company accounted for the plans under the recognitions and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning April 1, 2006 for any new awards issued after this date, as well as, for any previously issued awards vesting on or after April 1, 2006. Compensation cost in previous periods related to stock options continues to be disclosed on a pro forma basis only. As required by SFAS No. 123R, the Company also estimates forfeitures over the vesting period of the awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three months ended June 30, 2005:

(Dollars in Thousands, except per share data)
   Net income                                                              $      1,852
   Total stock-based employee compensation expense determined under fair
        value based methog for all awards, net of related tax effects                (2)
                                                                           ------------
   Pro Forma net income                                                    $      1,850
                                                                           ============

   Earnings per share - basic:
        Net income                                                         $       0.32
        Pro Forma net income                                               $       0.32
   Earnings per share - diluted:
        Net income                                                         $       0.31
        Pro Forma net income                                               $       0.31

For the three months ended June 30, 2006, the pre-tax compensation cost charged against income was $6,000, and the related income tax benefit recognized in the income statement was $2,000. The Company estimates the fair value of each option on the date of the grant using the Black Scholes model. The Black Scholes model uses the following assumptions: 1) expected life in years which is based on historical employee behavior; 2) annualized volatility which is based on the price volatility of the Company's stock over the expected life of the option; 3) annual rate of quarterly dividends based on most recent historical rate; and 4) the discount rate based on the zero coupon bond with a term equal to the expected life of the option. There were no options granted in the quarters ended June 30, 2006 and 2005.

The following is a summary of the stock option activity for the three month period ended June 30, 2006 and the stock options outstanding at the end of the period:

                                                                        Weighed-
                                                          Weighted-      Average
                                                           Average      Remaining      Aggregate
                                                          Exercise     Contractual     Intrinsic
                                           Shares           Price          Term          Value
                                        ------------    ------------   ------------   ------------
                                                (Dollars in Thousands, except per share data)
Outstanding options at March 31, 2005        273,256    $       8.44
                                                        ============

   Granted                                        --              --
   Exercised                                  (9,000)          7.905
   Forfeited                                      --              --
                                        ------------    ------------   ------------   ------------

Outstanding options at June 30, 2006         264,256    $       8.46           3.57   $      4,704
                                        ============    ============   ============   ============

Exercisable options at June 30, 2006         234,056    $       7.78           2.95   $      4,276
                                        ============    ============   ============   ============

As of June 30, 2006, there was approximately $28,000 of unrecognized compensation cost related to the unvested shares; that cost is expected to be recognized over the remaining vesting period, which approximates 4.58 years. There were no options granted during the three month periods ended June 30, 2006 and 2005. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $107,000. In the quarter ended June 30, 2006, the Company received $71,000 from stock options exercised.

(12)  BUSINESS COMBINATION

On June 4, 2006, Sterling Financial Corporation, a Washington corporation ("Sterling"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with FirstBank NW Corp., a Washington corporation ("FirstBank"). Under the terms of the Merger Agreement, FirstBank will be merged with and into Sterling with Sterling being the surviving corporation of the merger. The Merger Agreement also provides for the merger of FirstBank's financial institution subsidiary, FirstBank Northwest, with and into Sterling's financial institution subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, each share of FirstBank common stock will be converted into 0.789 shares of Sterling common stock and $2.55 in cash, subject to certain conditions. Based upon the closing price for Sterling's common stock on June 2, 2006 of $31.19 per share, the consideration is equivalent to $27.16 per share of FirstBank common stock. The transaction, which is valued at approximately $169.6 million, is expected to close in the fourth quarter of 2006, pending FirstBank shareholder and regulatory approval and the satisfaction of other customary closing conditions.

(13)  PRO FORMA EARNINGS PER SHARE

Management believes that providing non-GAAP financial measures provides investors with information useful in understanding our financial performance. The Pro Forma earnings per share measures are based on "Pro Forma net income", which exclude merger related expenses. Pro Forma net income per basic and diluted share is calculated by dividing pro forma net income by the same basic and diluted share totals used in determining basic and diluted earnings per share.

A reconciliation of this non-GAAP measure to the most comparable GAAP equivalent is included in the following financial table:

                                                     For the Three Months Ended June 30,
                                                    ------------------------------------
                                                         2006                  2005
                                                    --------------        --------------
                                                 (Dollars in Thousands, except per share data)
   Net income                                       $        2,001        $        1,852
   Add back:  Merger related expenses, net of tax              401                    --
                                                    --------------        --------------
   Pro Forma net income                             $        2,402        $        1,852
                                                    ==============        ==============

   Earnings per share - basic:
        Net income                                  $         0.34        $         0.32
        Pro Forma net income                        $         0.40        $         0.32
   Earnings per share - diluted:
        Net income                                  $         0.33        $         0.31
        Pro Forma net income                        $         0.39        $         0.31

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

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

On July 1, 1997, FirstBank Northwest converted from mutual to stock form and became a wholly owned subsidiary of a newly formed Delaware holding company, FirstBank Corp. The Company sold 3,967,500 shares of common stock at $5.00 per share in conjunction with a subscription offering to the Bank's Employee Stock Ownership Plan ("ESOP") and eligible account holders. The net proceeds were approximately $18.9 million. The Company used approximately $9.5 million of the net proceeds to purchase all the capital stock of the Bank. In addition, the Company loaned approximately $1.6 million to the ESOP for the purchase of shares in the offering. In January 1998, the Bank changed its charter to a Washington state savings bank. In September 1999, the Company changed its state of incorporation from Delaware to Washington.

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment; therefore, the discussion in Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. At June 30, 2006, the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon. The Bank also operates five real estate loan production centers and five commercial and agricultural production centers.

On October 31, 2003, the Company completed the acquisition of Oregon Trail Financial Corp. ("Oregon Trail") and its wholly-owned subsidiary, Pioneer Bank, for approximately $36.5 million in cash and 2,960,128 shares of the Company's common stock. The acquisition doubled the Company's asset size and shares of common stock outstanding. The Company is the surviving holding company with 100% ownership of the Bank, and the Bank is the surviving thrift subsidiary.

On January 4, 2006, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock. The stock dividend was paid as of the close of business on February 9, 2006. Each shareholder of record as of the close of business on January 26, 2006 received one additional share for every share outstanding on the record date. As a result of the split, 3,022,716 additional shares were issued increasing common stock by $30,277 and retained earnings were reduced by $30,277. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the two-for-one split.

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

Allowance for Loan Losses. Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The provision for loan losses is based upon management's ongoing review and evaluation of the loan portfolio and consideration of economic conditions which may affect the ability of borrowers to repay their loans on a monthly basis. The Board of Directors reviews on a quarterly basis the provision for loan losses and the allowance for loan losses. A loan loss grading system assists management in determining the overall risk in the loan portfolio. Individual loans are reviewed periodically for classification into six categories: satisfactory, acceptable, special mention, substandard, doubtful and loss; and are assigned a standard loan loss percentage. The change in loan types per category is multiplied by the assigned loan loss percentage to arrive at the basic monthly adjustment to the provision for loan loss. The second element of the provision for loan losses is based on management's review and evaluation of the allowance for loan losses based on an analysis of historical trends, individual loans for which full collectibility may not be reasonably assured, estimated fair value of the underlying collateral, industry comparisons, unemployment rate in the Bank's market, and inherent risks in the Bank's portfolio. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Comparison of Financial Condition at June 30, 2006 and March 31, 2006

Assets. Total assets increased $37.5 million, or 4.4%, from $846.0 million at March 31, 2006 to $883.5 million at June 30, 2006. This increase was primarily the result of $30.1 million in loan growth and a $7.5 million increase in cash and cash equivalents. The following table identifies the categories with notable variances between June 30, 2006 and March 31, 2006:

                                                                           Dollar          Percentage
                                       Balance at       Balance at        Increase          Increase
                                     June 30, 2006    March 31, 2006     (Decrease)        (Decrease)
                                     --------------   --------------   --------------    --------------
                                                           (Dollars in Thousands)
Non-interest bearing cash deposits   $       28,010   $       26,637   $        1,373              5.15%
Interest bearing cash deposits                6,380              266            6,114          2,298.50
Mortgage-backed securities,
     available-for-sale                      28,531           29,843           (1,312)            (4.40)
Loans receivable, net                       662,624          632,543           30,081              4.76

The increase in non-interest bearing and interest bearing cash deposits was the result of deposit growth exceeding the cash necessary to fund loan growth and the repayment of advances.

The decrease in available-for-sale mortgage-backed securities was the result of payments from maturities.

The increase in net loans receivable was the result of loans originated in the Company's primary market area. Loan growth was well distributed by region and by loan type as commercial real estate and construction lending was strong, and there was a seasonal increase in agricultural operating loans.

Liabilities. Total liabilities increased $36.7 million, or 4.8%, from $766.9 million at March 31, 2006 to $803.6 million at June 30, 2006. The growth in liabilities resulted from deposit growth, which is part of management's focus, partially offset by a decrease in FHLB and other borrowings. The following table identifies the categories with notable variances between June 30, 2006 and March 31, 2006:

                                                                               Dollar          Percentage
                                           Balance at       Balance at        Increase          Increase
                                         June 30, 2006    March 31, 2006     (Decrease)        (Decrease)
                                         --------------   --------------   --------------    --------------
                                                              (Dollars in Thousands)
Non-interest bearing deposits            $       99,309   $       95,304   $        4,005              4.20%
Interest bearing deposits                       537,849          474,736           63,113             13.29
                                         --------------   --------------   --------------    --------------
   Total deposits                               637,158          570,040           67,118             11.77

Securities sold under agreements
     to repurchase                               11,821            9,636            2,185             22.68
FHLB advances and other borrowings              147,373          176,817          (29,444)           (16.65)
Accrued expenses and other liabilities            6,711            9,385           (2,674)           (28.49)

Checking and money market accounts increased primarily as a result of growth in business money market accounts. The non-interest bearing deposit gain was the result of an increase in business checking accounts, as well as, growth in personal checking accounts. Certificates of deposit increased due to increases in brokered certificates of deposit and as a result of a five month certificate of deposit special offered in our local markets.

The decrease in FHLB advances and other borrowings was the result of utilizing deposit growth to repay advances.

Stockholders' Equity. Total stockholders' equity increased $767,000 from $79.1 million at March 31, 2006 to $79.9 million at June 30, 2006. This increase was primarily the result of $2.0 million in net income offset by a decrease of $214,000 in unrealized gains on available-for-sale securities, net of tax benefit, and by the Company paying $593,000 in dividends to its stockholders on May 18, 2006 and accruing $595,000 in dividends to its stockholders to be paid on August 16, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and
2006

General. Net income increased $149,000, or 8.0%, from $1.9 million ($0.32 per share - basic, $0.31 per share - diluted) for the three months ended June 30, 2005 to $2.0 million ($0.34 per share - basic, $0.33 per share - diluted) for the three months ended June 30, 2006. The increase in net income was a result of an increase in net interest income of $1.1 million, a decrease in the provision for loan losses of $496,000, an increase in non-interest income of $7,000, partially offset by increases in non-interest expense of $1.4 million and income tax expense of $105,000.

Non-interest income includes merger related costs of $659,000 ($401,000 tax effected). Had these expenses not been incurred, tax effected net income would have been $2.4 million ($0.40 per share - basic, $0.39 per share - diluted).

Net Interest Income. Net interest income increased $1.1 million, or 14.5%, from $7.8 million for the three months ended June 30, 2005 to $8.9 million for the three months ended June 30, 2006. Increases in the tax effected yield on interest-earning assets and the average balance on interest-earning assets were partially offset by increases in the cost of total deposits and borrowed funds and the average balance on total deposits and borrowed funds. The following table compares the average interest-earning asset balances, average total deposits and other borrowed funds, associated tax effected yield/cost, and interest rate spread, for the three months ended June 30, 2006 and 2005:

                                             For the Three Months Ended June 30,
                                    --------------------------------------------------
                                             2006                       2005
                                    -----------------------    -----------------------
                                     Average       Yield/       Average       Yield/
                                     Balance        Cost        Balance       Cost
                                    ----------   ----------    ----------   ----------
                                                 (Dollars in Thousands)
Total interest-earning assets       $  795,655         7.80%   $  737,425         6.82%
Total deposits and borrowed funds   $  777,264         3.16    $  743,171         2.33
                                                 ----------                 ----------
Interest rate spread                                   4.64%                      4.49%
                                                 ==========                 ==========

Average interest-earning assets increased as a result of the increase in average balance of loans receivable. Loans receivable increased as a result of loans originated in the Company's primary market area, especially small business commercial real estate and single family construction loans in the Boise and Coeur d'Alene markets. Management focuses on increasing loans receivable as part of the Company's operating strategy.

Average total deposits and other borrowed funds increased as a result of increases in core accounts and certificates of deposit, partially offset by a decrease in borrowings. The Company's operating strategy focuses on deposit growth to fund loan originations and to repay borrowings.

Total Interest Income. Total interest income increased $2.9 million, or 24.3%, from $12.1 million for the three months ended June 30, 2005 to $15.1 million for the three months ended June 30, 2006. The increase in total interest income was a result of the increase in interest income on loans receivable from loan growth. The following table compares detailed average earning asset balances and associated tax effected yields for the three months ended June 30, 2006 and 2005:

                                         For the Three Months Ended June 30,
                                --------------------------------------------------
                                          2006                      2005
                                -----------------------    -----------------------
                                 Average                    Average
                                 Balance       Yield        Balance       Yield
                                ----------   ----------    ----------   ----------
                                             (Dollars in Thousands)
Loans receivable, net           $  651,793         8.34%   $  585,488         7.27%
Loans held for sale                  3,589         6.46         5,260         6.08
Securities                         100,037         5.45       109,286         5.16
Other earning assets                40,236         5.01        37,391         4.78
                                ----------   ----------    ----------   ----------
Total interest-earning assets   $  795,655         7.80%   $  737,425         6.82%
                                ==========   ==========    ==========   ==========

Interest income from loans receivable increased as a result of loan growth. The commercial real estate loans and construction loans were the major areas of growth. The tax effected yield on commercial loans increased from 7.10% during the three months ended June 30, 2005 to 8.59% during the three months ended June 30, 2006. The yield on construction loans increased from 9.45% during the three months ended June 30, 2005 to 10.51% during the three months ended June 30, 2006.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities partially offset by a higher yield on the mortgage-backed securities.

The increase in interest income on other interest-earning assets was the result of an increase in the average balance of interest-earning cash and cash surrender value of life insurance in addition to an increase in the average yield.

Total Interest Expense. Total interest expense increased $1.8 million, or 41.8%, from $4.3 million for the three months ended June 30, 2005 to $6.1 million for the three months ended June 30, 2006. The following table compares detailed average balances and associated costs for the three months ended June 30, 2006 and 2005:

                                                         For the Three Months Ended June 30,
                                                 --------------------------------------------------
                                                           2006                      2005
                                                 -----------------------    -----------------------
                                                  Average                    Average
                                                  Balance       Yield        Balance       Yield
                                                 ----------   ----------    ----------   ----------
                                                               (Dollars in Thousands)
Savings, checking and money market accounts      $  229,194         2.34%   $  222,704         1.03%
Certificates of deposit                             267,435         3.75       227,993         3.15
Securities sold under agreements to repurchase       11,614         4.10         9,773         2.05
FHLB advances and other borrowings                  177,570         4.89       199,709         3.82
                                                 ----------   ----------    ----------   ----------
Total interest bearing liabilities               $  685,813         3.58%   $  660,179         2.62%
                                                 ==========   ==========    ==========   ==========

The increase in the average balance of total savings, checking, and money market accounts was a result of management's focus to increase core deposit accounts as part of the Company's operating strategy.

The increase in the average balance of certificates of deposit was mainly due to a five month certificate of deposit special offered in our local market. The balance in five month certificates of deposit was $30.1 million at June 30, 2006 and was not offered for the quarter ended June 30, 2005.

The decrease in the average balance of FHLB advances and other borrowings was a result of utilizing the excess increase in deposits after funding loan growth to pay down advances.

Provision for Loan Losses. As a result of the Company's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses decreased $496,000, or 57.1%, to $372,000 for the three months ended June 30, 2006 from $868,000 for the three months ended June 30, 2005. The decrease in provision for loan losses was a result of a reduction in classified assets, net charge-offs, and nonperforming loans as well as slower loan growth for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews several factors including its loan loss and delinquency experience, underwriting practices and economic conditions. If its assumptions are incorrect, its allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to its allowance. Material additions to the allowance could materially decrease the Company's net income. The Company's allowance for loan losses was 1.28% of net loans and 2,636.45% of non-performing loans at June 30, 2006.

In addition, bank regulators periodically review the Company's allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. Any increase in the Company's allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company's financial condition and results of operations.

Non-interest Income. Total non-interest income remained relatively unchanged at $1.7 million for the three months ended June 30, 2006 and 2005. The following table summarizes the components of non-interest income for the three months ended June 30, 2006 and 2005:

                                                         For the Three Months
                                                            Ended June 30,             Dollar        Percentage
                                                      ---------------------------     Increase        Increase
                                                          2006           2005        (Decrease)      (Decrease)
                                                      ------------   ------------   ------------    ------------
                                                                       (Dollars in Thousands)
Gain on sale of loans                                 $        352   $        319   $         33           10.34%
Recovery of impairment of mortgage servicing rights             55             19             36          189.47
Service fees and charges                                     1,215          1,217             (2)          (0.16)
Commissions and other                                           42            102            (60)         (58.82)
                                                      ------------   ------------   ------------    ------------
Total non-interest income                             $      1,664   $      1,657   $          7            0.42%
                                                      ============   ============   ============    ============

Non-interest Expense. Total non-interest expense increased $1.4 million, or 23.2%, from $6.0 million for the three months ended June 30, 2005 to $7.3 million for the three months ended June 30, 2006. This increase included
$659,000 in merger related expenses. The following table summarizes the components of non-interest expense for the three months ended June 30, 2006 and 2005:

                                                     For the Three Months
                                                        Ended June 30,
                                                  ---------------------------      Dollar       Percentage
                                                      2006           2005         Increase       Increase
                                                  ------------   ------------   ------------   ------------
                                                                   (Dollars in Thousands)
   Compensation and related benefits              $      4,154   $      3,639   $        515          14.15%
   Data and automated teller machine processing            346            179            167          93.30
   Professional fees                                       793            233            560         240.34
   Other                                                 2,039          1,899            140           7.37
                                                  ------------   ------------   ------------   ------------
         Total non-interest expense               $      7,332   $      5,950   $      1,382          23.23%
                                                  ============   ============   ============   ============

Compensation and related benefits increased $515,000, or 14.2%, from $3.6 million for the three months ended June 30, 2005 to $4.2 million for the three months ended June 30, 2006. The increase was a result of regular annual compensation increases for employees during the year, increases in medical benefit costs, and higher Board of Director fees for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.

Data and automated teller machine processing increased $167,000 or 93.3% as a result of an increase in Federal Reserve Bank service charges, FISERV automated teller machine charges, and an increase in the Company's core processing system expenses.

Professional fees increased $560,000 due to $639,000 in merger related professional expenses partially offset by a reduction in services required to comply with regulations, such as regulatory examinations, compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") compliance.

Additional other expenses that are expected to be incurred through the remainder of fiscal year 2007 include additional merger related costs.

Income Taxes. Income tax expense increased $105,000, or 13.1%, from $799,000 for the three months ended June 30, 2005 to $904,000 for the three months ended June 30, 2006. The effective tax rates for the three months ended June 30, 2006 and 2005 were 31.12% and 30.14%, respectively. The increase in the effective tax rate was attributable to an increase in income without a corresponding increase in tax-exempt income.


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

The aggregate amounts of the Bank's classified assets at June 30, 2006 and 2005 were as follows:

                                                    June 30,
                                            -----------------------
                                               2006         2005
                                            ----------   ----------
                                                 (In Thousands)
            Doubtful:
              Consumer                      $       26   $        5
                                            ----------   ----------
            Total doubtful                          26            5
                                            ----------   ----------

            Substandard:
              Consumer                             126          348
              Residential                          382          609
              Commercial non-real estate         1,364        2,194
              Commercial real estate             1,557        1,479
              Real estate owned                     --           --
              Repossessed assets                    15           93
              Overdrawn checking accounts           95           77
                                            ----------   ----------
            Total substandard                    3,539        4,800
                                            ----------   ----------

            Total classified assets         $    3,565   $    4,805
                                            ==========   ==========

Average Balances, Interest and Average Yields/Costs

The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest bearing liabilities and average tax effected yields and costs. Such yields and costs for the periods indicated are derived by dividing tax effected income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                     Three Months Ended                         Three Months Ended
                                                       June 30, 2006                               June 30, 2005
                                           ----------------------------------------    ----------------------------------------
                                                          Interest       Average                      Interest       Average
                                             Average         And          Yield/         Average         And          Yield/
                                             Balance      Dividends      Cost (1)        Balance      Dividends      Cost (2)
                                           -----------   -----------    -----------    -----------   -----------    -----------
                                                                         (Dollars in Thousands)
     Interest-earning assets (3):
     Loans receivable, net                     651,793        13,563           8.34%   $   585,488   $    10,597           7.27%
     Loans held for sale                         3,589            58           6.46          5,260            80           6.08
     Securities                                100,037         1,143           5.45        109,286         1,188           5.16
     Other earning assets                       40,236           320           5.01         37,391           275           4.78
                                           -----------   -----------    -----------    -----------   -----------    -----------
     Total interest-earning assets             795,655        15,084           7.80        737,425        12,140           6.82
                                                         -----------    -----------                  -----------    -----------

     Non-interest-earning assets                68,622                                      87,282
                                           -----------                                 -----------
     Total assets                          $   864,277                                 $   824,707
                                           ===========                                 ===========

     Interest bearing liabilities:
     Savings, checking and money
        market accounts                    $   229,194         1,340           2.34    $   222,704           576           1.03
     Certificates of deposit                   267,435         2,508           3.75        227,993         1,793           3.15
                                           -----------   -----------    -----------    -----------   -----------    -----------
     Total deposits                            496,629         3,848           3.10        450,697         2,369           2.10

     FHLB advances & other borrowings          177,570         2,172           4.89        199,709         1,909           3.82
     Securities sold under agreements
         to repurchase                          11,614           119           4.10          9,773            50           2.05
                                           -----------   -----------    -----------    -----------   -----------    -----------
     Total interest bearing liabilities        685,813         6,139           3.58        660,179         4,328           2.62
                                                         -----------                                 -----------
     Total non-interest bearing deposits        91,451                         0.00         82,992                         0.00
                                           -----------                  -----------    -----------                  -----------
     Total deposits and borrowed funds         777,264                         3.16        743,171                         2.33
                                                                        -----------                                 -----------
     Non-interest bearing liabilities            6,464                                       7,815
                                           -----------                                 -----------
     Total liabilities                         783,728                                     750,986
     Total stockholders' equity                 80,549                                      73,721
                                           -----------                                 -----------

     Total liabilities and
        total stockholders' equity         $   864,277                                 $   824,707
                                           ===========                                 ===========

     Net interest income                                 $     8,945                                 $     7,812
                                                         ===========                                 ===========

     Interest rate spread                                                      4.64%                                       4.49%
                                                                        ===========                                 ===========

     Net interest margin                                        4.72%                                       4.47%
                                                         ===========                                 ===========

(1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the three months ended June 30, 2006 was $436,000. Excluding this tax effect, average yields on commercial loans would have been 8.55%, net loans receivable would have been 8.32%, investment securities would have been 4.57%, and other earning assets would have been 3.18%. Excluding this tax effect, yield on total interest-earning assets would have been 7.58%, interest rate spread would have been 4.42%, and net interest margin would have been 4.50%.

(2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using 39.18%. The tax benefit on interest income for the three months ended June 30, 2005 was $431,000. Excluding this tax effect, average yields on commercial loans would have been 7.04%, net loans receivable would have been 7.24%, investment securities would have been 4.35%, and other earning assets would have been 2.94%. Excluding this tax effect, yield on total interest-earning assets would have been 6.59%, interest rate spread would have been 4.26%, and net interest margin would have been 4.24%.

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

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances, and borrowings from US Bank. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. See the Company's Consolidated Statement of Cash Flows to assist in analyzing our liquidity position.

The primary investing activity of the Company is the origination of loans. During the three months ended June 30, 2006, the Company originated $139.2 million of loans, excluding loans purchased and loan participations. Proceeds from maturity and sale of securities provided $1.1 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively. Proceeds from the sale of loans provided $22.3 million for the three months ended June 30, 2006 and $29.9 million for the three months ended June 30, 2005.

The primary financing activities of the Company are customer deposits, brokered deposits and FHLB advances. As indicated on the Company's Consolidated Statements of Cash Flows, deposits provided $67.2 million for the three months ended June 30, 2006, which were $54.8 million in branch deposits and $12.4 million in brokered certificates of deposit. Deposits increased $43.1 million for the three months ended June 30, 2005. In addition, the Company maintains a credit facility with the FHLB, which provides for immediately available advances. FHLB advances totaled $141.0 million, including a $2.1 million merger premium, at June 30, 2006 and $188.7 million, including a $2.6 million merger premium, at June 30, 2005. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. The Bank also maintains an additional credit facility with US Bank with available funds totaling $20.0 million. There were no outstanding balances under this facility at June 30, 2006 and 2005. The Bank maintains an additional credit facility with the Federal Reserve Bank of San Francisco with available funds totaling 75% of pledged loans. There were no outstanding balances under this facility at June 30, 2006 and 2005. The Company maintains an additional credit facility with US Bank with available funds totaling $3.5 million. There were outstanding balances of $3.4 million at June 30, 2006, and $2.1 million at June 30, 2005 at this facility. Cash provided by advances from FHLB and other borrowing facilities was $271.6 million and $154.0 million for the quarter ended June 30, 2006 and 2005, respectively. Cash used for payments on these advances was $300.9 million and $145.3 million for the quarter ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and 2005, there were $40.8 million of FHLB advances that were putable. The Bank also has used other sources of funding when the need arises: brokered certificates of deposit (up to 15% of assets under current Board policy) and the national certificate of deposit markets.

At June 30, 2006, the Company held cash and cash equivalents of $34.4 million. In addition, at this date, $45.2 million of the Company's investment and mortgage-backed securities were classified as available-for-sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At June 30, 2006, the Company had loan commitments totaling $131.6 million, and undisbursed lines of credit and standby letters of credit totaling $120.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2006 totaled $218.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of June 30, 2006, the Bank was in compliance with all regulatory capital requirements effective as of that date.

The Bank's actual regulatory capital amounts and ratios at June 30, 2006 and March 31, 2006 are presented in the table below:

                                                                                                  To Be Well Capitalized
                                                                                                       Under Prompt
                                                                         Capital Adequacy           Corrective Action
                                                                             Purposes                   Provisions
                                                                      -----------------------    -----------------------
                                             Actual                     Actual                     Actual
                                             Amount       Ratio         Amount        Rate         Amount        Rate
                                           ----------   ----------    ----------   ----------    ----------   ----------

June 30, 2006                                                         (Dollars in Thousands)
Tier 1 capital (to average assets)         $   62,320          7.4%   $   33,686          4.0%   $   42,108          5.0%
Tier 1 capital (to risk-weighted assets)       62,320          9.7%       25,699          4.0%       38,548          6.0%
Total capital (to risk-weighted assets)        73,397         11.4%       51,507          8.0%       64,383         10.0%


March 31, 2006

Tier 1 capital (to average assets)         $   60,253          7.3%   $   33,015          4.0%   $   41,269          5.0%
Tier 1 capital (to risk-weighted assets)       60,253          9.8%       24,593          4.0%       36,890          6.0%
Total capital (to risk-weighted assets)        70,939         11.6%       48,923          8.0%       61,154         10.0%


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at June 30, 2006 consisted of the following:

                                                                                 Three
                                                                One Year to     Years to
                                                  Less than      Less than      Less than     Five Years
                                     Total         One Year     Three Years     Five Years    and Greater
                                  ------------   ------------   ------------   ------------   ------------
                                                               (In Thousands)
Maturities of FHLB advances and
   other borrowings               $    147,373   $     86,783   $      8,357   $     36,095   $     16,138
Operating leases future minimum
  rental payments                 $        333   $        201   $        132   $         --   $         --


Other commitments at June 30, 2006 consisted of the following:

                                                                                          Three
                                                                         One Year to     Years to
                                                           Less than      Less than      Less than     Five Years
                                              Total         One Year     Three Years     Five Years    and Greater
                                           ------------   ------------   ------------   ------------   ------------
                                                                        (In Thousands)
Undisbursed loan commitments               $    131,582   $     64,180   $     52,738   $        909   $     13,755
Undisbursed credit card line commitments   $     10,248   $     10,248   $         --   $         --   $         --
Undisbursed lines of credit                $    111,396   $     79,398   $      5,544   $      4,943   $     21,511
Standby letters of credit                  $      9,170   $      8,938   $        232   $         --   $         --

The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts are one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $671,000 for the three months ended June 30, 2006. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Form 10-K filing with the SEC on May 30, 2006 covering the fiscal year ended March 31, 2006.


Item 4 - Controls and Procedures

   An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of this filing the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 1a - Risk Factors

An investment in FirstBank NW Corp.'s stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described both in this Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. These risks and uncertainties are not the only ones that affect us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. If any of theses risk or uncertainties actually occurs to a significant degree, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds


Issuer Purchases of Equity Securities

                                                                                              Maximum
                                                                        Total Number of      Number of
                                                                        Shares Purchased    Shares that
                                          Total Number      Average        as Part of        May yet be
                                            of Shares     Price Paid        Publicly         Purchased
                  Period                   Purchased       per Share     Announced Plan    Under the Plan
------------------------------------       ---------      ----------     --------------    --------------
April 1, 2006 - April 30, 2006                    --      $       --                 --           190,732 (1)

May 1, 2006 - May 31, 2006                                                                        190,732

June 1, 2006 - June 30, 2006                      --              --                 --           190,732
                                           ---------      ----------     --------------    --------------

TOTAL                                             --      $       --                 --           190,732
                                           =========      ==========     --------------    ==============

(1) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 295,732 shares of the Company's outstanding common stock. As of June 30, 2006, 105,000 shares had been repurchased under this program.


Item 3 - Defaults Upon Senior Securities

    Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

    None.


Item 5 - Other Information

    None.

Item 6 - Exhibits

            2.1 Agreement and Plan of Merger between the Registrant and Sterling Financial Corporation (1)
            3.1   Articles of Incorporation of the Registrant (2)
            3.2   Amendment to the Articles of Incorporation (3)
            3.3   Bylaws of the Registrant (2)
            3.4 Bylaws Amendment adopted by the Board of Directors on May 23, 2002 (4)
            10.1 Employment Agreement between FirstBank Northwest, FirstBank NW Corp. and Clyde E. Conklin (5)
            10.2 Employment Agreement between FirstBank Northwest, FirstBank NW Corp. and Larry K. Moxley (5)
            10.3 Salary Continuation Agreement between First Federal Bank of Idaho, FSB and Clyde E. Conklin (5)
            10.4 Salary Continuation Agreement between First Federal Bank of Idaho, FSB and Larry K. Moxley (5)
            10.5 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Richard R. Acuff (6)
            10.6 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Terence A. Otte (7)
            10.7 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Donn L. Durgan (7)
            10.8  FirstBank Northwest Executive Non-Qualified Retirement Plan(5)
            10.9  FirstBank Northwest Deferred Compensation Plan (5)
            31.1  Certification of Chief Executive Officer of FirstBank NW Corp.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            31.2  Certification of Chief Financial Officer of FirstBank NW Corp.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            32.1  Certification of Chief Executive Officer of FirstBank NW Corp.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            32.2  Certification of Chief Financial Officer of FirstBank NW Corp.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed on June 5, 2006.
     (2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000 filed on June 19, 2000.
     (3) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005 and to the Registrant's Current Report on Form 8-K filed on March 17, 2005.
     (4) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed on June 26, 2002.
     (5) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 file on February 13, 2006.
     (6) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed on October 5, 2005.
     (7) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRSTBANK NW CORP.


DATED:  August 8, 2006              BY: /s/ CLYDE E. CONKLIN
                                        -------------------------------------
                                        Clyde E. Conklin
                                        President and Chief Executive Officer

DATED:  August 8, 2006              BY: /s/ LARRY K. MOXLEY
                                        -------------------------------------
                                        Larry K. Moxley
                                        Secretary and Chief Financial Officer

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