Form 10-Q
period 2006-09-30
FIRSTBANK NW CORP
filed 2006-11-07
CIK 1035513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                For the quarterly period ended September 30, 2006


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock 5,947,168 shares outstanding on October 31, 2006.

                               FIRSTBANK NW CORP.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                            Page
Item 1.   Financial Statements
          Consolidated Statements of Financial Condition
            September 30, 2006 and March 31, 2006                                             1
          Consolidated Statements of Income
           For the three months and six months ended September 30, 2006 and 2005              2
          Consolidated Statements of Comprehensive Income
           For the three months and six months ended September 30, 2006 and 2005              3
          Consolidated Statements of Cash Flows
           For the six months ended September 30, 2006 and 2005                               4
          Notes to Consolidated Financial Statements                                        5 - 14

Item 2.   Management's Discussion and Analysis of Financial                                15 - 28
           Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         29

Item 4.   Controls and Procedures                                                            29



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  30
Item 1A.  Risk Factors                                                                       30
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                        30
Item 3.   Defaults Upon Senior Securities                                                    30
Item 4.   Submission of Matters to a Vote of Security Holders                                30
Item 5.   Other Information                                                                  30
Item 6.   Exhibits                                                                           31



SIGNATURES                                                                                   32

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 September 30,     March 31,
                                                                     2006            2006
                                                                 ------------    ------------
ASSETS
Cash and cash equivalents:
  Non-interest bearing cash deposits                             $     19,106    $     26,637
Interest bearing cash deposits                                          7,859             266
                                                                 ------------    ------------
Total cash and cash equivalents                                        26,965          26,903

Investment securities:
  Held-to-maturity                                                     31,811          31,651
  Available-for-sale                                                   16,058          16,890
Mortgage-backed securities:
  Held-to-maturity                                                     22,232          22,312
  Available-for-sale                                                   27,923          29,843
Equity securities, at cost                                             12,789          12,789
Loans receivable, net (Note 2)                                        671,157         632,543
Loans held for sale                                                     4,337           3,785
Accrued interest receivable                                             5,777           4,657
Premises and equipment, net                                            17,761          17,558
Bank-owned and cash surrender value of life insurance policies         24,987          24,415
Mortgage servicing assets (Note 3)                                        505             533
Goodwill and other intangible assets (Note 4)                          18,453          18,811
Other assets                                                            3,412           3,313
                                                                 ------------    ------------
TOTAL ASSETS                                                     $    884,167    $    846,003
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Interest bearing demand deposits                             $    222,601    $    183,491
    Non-interest bearing demand deposits                               99,999          95,304
    Savings                                                            32,051          36,614
    Certificates of deposit                                           278,767         254,631
                                                                 ------------    ------------
  Total deposits                                                      633,418         570,040
  Securities sold under agreements to repurchase                        9,454           9,636
  Advances from borrowers for taxes and insurance                       1,036             972
  FHLB advances and other borrowings (Note 5)                         151,202         176,817
  Deferred federal and state income taxes, net                             --              23
  Accrued expenses and other liabilities                                6,293           9,385
                                                                 ------------    ------------
Total Liabilities                                                     801,403         766,873
                                                                 ------------    ------------

Commitments and contingencies
  Stockholders' Equity:
  Preferred stock, $0.01 par value, 500,000 shares authorized;
      0 shares issued and outstanding                                      --              --
  Common stock, $0.01 par value, 49,500,000 shares authorized;
      6,062,186 and 6,053,186 shares issued;
      5,945,668 and 5,928,312 shares outstanding (Note 10)                 61              61
  Additional paid-in capital                                           46,200          45,944
  Retained earnings, substantially restricted                          37,098          33,915
  Unearned ESOP shares                                                   (593)           (635)
  Accumulated other comprehensive loss                                     (2)           (155)
                                                                 ------------    ------------
Total Stockholders' Equity                                             82,764          79,130
                                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    884,167    $    846,003
                                                                 ============    ============

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                            Three months ended September 30,       Six months ended September 30,
                                                            -------------------------------        -------------------------------
                                                                 2006             2005                  2006             2005
                                                            --------------   --------------        --------------   --------------
Interest income:
  Loans receivable                                          $       14,595   $       11,584        $       28,216   $       22,261
  Mortgage-backed securities                                           559              608                 1,180            1,279
  Investment securities, taxable                                       182              182                   363              365
  Investment securities, tax-exempt                                    359              333                   700              667
  Other interest earning assets                                        309              291                   629              566
                                                            --------------   --------------        --------------   --------------
Total interest income                                               16,004           12,998                31,088           25,138
                                                            --------------   --------------        --------------   --------------

Interest expense:
  Deposits                                                           4,682            2,846                 8,530            5,215
  Securities sold under agreements to repurchase                       136               60                   255              110
  FHLB advances and other borrowings                                 1,878            1,859                 4,050            3,768
                                                            --------------   --------------        --------------   --------------
Total interest expense                                               6,696            4,765                12,835            9,093
                                                            --------------   --------------        --------------   --------------

Net interest income                                                  9,308            8,233                18,253           16,045
Provision for loan losses                                              165              272                   537            1,140
                                                            --------------   --------------        --------------   --------------
Net interest income after provision for loan losses                  9,143            7,961                17,716           14,905
                                                            --------------   --------------        --------------   --------------

Non-interest income:
  Gain on sale of loans                                                264              492                   616              811
  Recovery (impairment) of mortgage servicing rights, net               --              (44)                   55              (25)
  Service fees and other charges                                     1,384            1,266                 2,599            2,483
  Other                                                                 70               52                   112              154
                                                            --------------   --------------        --------------   --------------
Total non-interest income                                            1,718            1,766                 3,382            3,423
                                                            --------------   --------------        --------------   --------------

Non-interest expense:
  Compensation and employee related benefits                         3,737            3,729                 7,891            7,368
  Occupancy                                                            718              763                 1,450            1,469
  Supplies and postage                                                 197              231                   425              449
  Data and automated teller machine processing                         344              248                   690              427
  Professional fees                                                    401              304                 1,194              537
  Advertising                                                           90              123                   308              354
  Travel and meals                                                      72               71                   169              129
  Debit and credit card expense                                        366              305                   691              582
  Other                                                                436              662                   875            1,071
                                                            --------------   --------------        --------------   --------------
Total non-interest expense                                           6,361            6,436                13,693           12,386
                                                            --------------   --------------        --------------   --------------

Income before income tax expense                                     4,500            3,291                 7,405            5,942
Income tax expense                                                   1,536            1,041                 2,440            1,840
                                                            --------------   --------------        --------------   --------------
Net income                                                  $        2,964   $        2,250        $        4,965   $        4,102
                                                            ==============   ==============        ==============   ==============
Earnings per share (Notes 6, 7 and 10):
  Net income per share - basic                              $         0.50   $         0.38        $         0.84   $         0.70
  Net income per share - diluted                            $         0.48   $         0.37        $         0.81   $         0.68
  Weighted average shares outstanding - basic                    5,943,579        5,867,066             5,939,604        5,862,414
  Weighted average shares outstanding - diluted                  6,126,446        5,999,644             6,113,303        5,990,800
  Cash dividends paid per common share (Note 10)            $         0.10   $        0.085        $         0.20   $         0.17

           See accompanying notes to consolidated financial statements

                       FirstBank NW Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                     Three months ended September 30,       Six months ended September 30,
                                                     -------------------------------        -------------------------------
                                                          2006             2005                  2006             2005
                                                     --------------   --------------        --------------   --------------
Net income                                           $        2,964   $        2,250        $        4,965   $        4,102
Other comprehensive income (loss), net of tax:
     Change in unrealized gains (losses) on
        securities; available-for-sale, net of tax
        benefit (expense) of $(236), $100, and
        $(97), $(51)                                            367             (152)                  153               84
                                                     --------------   --------------        --------------   --------------

Comprehensive income                                 $        3,331   $        2,098        $        5,118   $        4,186
                                                     ==============   ==============        ==============   ==============

           See accompanying notes to consolidated financial statements

                      FirstBank NW Corp. and Subsidiaries,
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Six months ended September 30,
                                                                                    --------------------------------
                                                                                        2006            2005
                                                                                    --------------    --------------
Cash flows from operating activities:
  Net income                                                                        $        4,965    $        4,102
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                               729               711
    Accretion of securities and intangibles, net                                               146                33
    Provision for loan losses                                                                  537             1,140
    Net increase in cash surrender value of life insurance policies                           (571)             (533)
    Gain on sale of loans held for sale                                                       (616)             (811)
    Loss on sale of securities                                                                   2                --
    Proceeds from sale of loans held for sale                                               37,402            55,165
    Originations of loans held for sale                                                    (37,339)          (57,175)
    Impairment (recovery) of mortgage servicing rights                                         (55)               25
    ESOP compensation expense                                                                  203               132
    Other (gains) losses, net                                                                   17               (44)
    Deferred federal and state income taxes, net                                              (286)             (369)
    Equity compensation expense                                                                 12                --
 Changes in assets and liabilities:
    Accrued interest receivable and other assets                                            (1,379)             (780)
    Accrued expenses and other liabilities                                                  (3,685)              (85)
    Income taxes receivable                                                                    484               623
                                                                                    --------------    --------------
Net cash provided by operating activities                                                      566             2,134
                                                                                    --------------    --------------

Cash flows from investing activities:
  Proceeds from maturities of mortgage-backed securities; held-to-maturity                      44                39
  Proceeds from maturities of mortgage-backed securities; available-for-sale                 2,081             5,549
  Proceeds from maturities of investment securities; available-for-sale                        735               269
  Proceeds from sale of investment securities; available-for-sale                               80                --
  Purchase of investment securities; held-to-maturity                                         (200)               --
  Net change in loans receivable                                                           (39,238)          (34,881)
  Purchases of premises and equipment                                                         (951)             (132)
  Proceeds from sale of premises and equipment                                                   2                --
  Proceeds from sale of foreclosed and repossessed assets                                       31               768
                                                                                    --------------    --------------
Net cash used in investing activities                                                      (37,416)          (28,388)
                                                                                    --------------    --------------

Cash flows from financing activities:
  Cash paid for dividends on common stock                                                   (1,186)             (995)
  Net change in deposits                                                                    63,528            42,994
  Net change in securities sold under agreements to repurchase                                (182)           (9,097)
  Advances from borrowers for taxes and insurance                                               63                38
  Advances from FHLB and other borrowings                                                  482,604           312,404
  Repayments on advances from FHLB and other borrowings                                   (507,986)         (336,829)
  Proceeds from the exercise of stock based compensation                                        71                78
                                                                                    --------------    --------------
Net cash provided by financing activities                                                   36,912             8,593
                                                                                    --------------    --------------

Net increase (decrease) in cash and cash equivalents                                            62           (17,661)
Cash and cash equivalents, beginning of period                                              26,903            41,801
                                                                                    --------------    --------------
Cash and cash equivalents, end of period                                            $       26,965    $       24,140
                                                                                    ==============    ==============
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                       $       12,570    $        9,047
     Cash paid during the period for income taxes                                   $        2,241    $        2,256
  Noncash investing and financing activities:
     Common stock cash dividends accrued                                            $          593    $           --
     Unrealized gains on securities; available-for-sale, net of tax                 $          153    $           84
     Loans receivable charged to the allowance for loan losses                      $          173    $          262
     Transfer from loans converted to real estate and repossessed assets acquired
       through foreclosure and repossession                                         $           94    $          117

           See accompanying notes to consolidated financial statements

                       FIRSTBANK NW CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of FirstBank NW Corp. (the "Company") for the year ended March 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and other data for the six months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007.

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

The cost of MSRs is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of MSRs is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized MSRs for a stratum exceeds their fair value.

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

(2)      LOANS RECEIVABLE

Loans receivable at September 30, 2006 and March 31, 2006 consisted of the following:

                                                     September 30,    March 31,
                                                         2006           2006
                                                     ------------   ------------
                                                           (In Thousands)
             Real estate loans:
                  Residential                        $    129,775   $    123,461
                  Commercial                              208,064        201,282
                  Agricultural                             19,193         18,792
                  Construction                            113,859        108,650

             Other loans:
                  Commercial (non-real estate)            104,972         91,628
                  Other consumer                           37,809         39,089
                  Home equity                              42,996         40,926
                  Agricultural operating                   24,806         19,333
                                                     ------------   ------------

             Total loans receivable                       681,474        643,161

             Less:
                  Unearned loan fees and discounts          1,756          2,480
                  Allowance for loan losses                 8,561          8,138
                                                     ------------   ------------

             Loans receivable, net                   $    671,157   $    632,543
                                                     ============   ============


 The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                               September 30,                   March 31,
                                                                   2006                          2006
                                                        ---------------------------    ---------------------------
                                                                       % of Loans                     % of Loans
                                                                       in Category                    in Category
                                                                        to Total                       to Total
                                                           Amount         Loans           Amount         Loans
                                                        ------------   ------------    ------------   ------------
                                                                          (Dollars in Thousands)
       Residential                                      $        467          19.04%   $        422          19.20%
       Commercial (real estate and non-real estate)            4,156          45.93           3,950          45.55
       Agricultural (real estate and non-real estate)            417           6.46             565           5.92
       Construction                                            1,782          16.71           1,674          16.89
       Consumer and other loans                                1,739          11.86           1,527          12.44
                                                        ------------   ------------    ------------   ------------
       Total allowance for loan losses                  $      8,561         100.00%   $      8,138         100.00%
                                                        ============   ============    ============   ============

The following table sets forth the changes in the Bank's allowance for loan losses for the periods indicated.

                                                             Six Months      Six Months
                                                               Ended           Ended
                                                            September 30,   September 30,
                                                                2006            2005
                                                            ------------    ------------
                                                               (Dollars in Thousands)
             Balance at beginning of period                 $      8,138    $      7,254
                                                            ------------    ------------
             Provision for loan losses                               537           1,140
                                                            ------------    ------------

             Charge-offs:
                  Residential (real estate)                           --              12
                  Commercial (non-real estate)                        --              15
                  Consumer and other loans                           173             235
                                                            ------------    ------------
             Total charge-offs                                       173             262

             Recoveries                                               59              54
                                                            ------------    ------------

             Net charge-offs                                         114             208
                                                            ------------    ------------

             Balance at end of period                       $      8,561    $      8,186
                                                            ============    ============

             Net charge-offs to average outstanding loans           0.02%           0.03%

The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans within the meaning of GAAP at the dates indicated. The Bank's policy is to cease accruing interest on loans more than 90 days past due, with exceptions made for special circumstances.

                                                                     September 30,    March 31,
                                                                         2006            2006
                                                                     ------------    ------------
                                                                        (Dollars in Thousands)
                 Loans accounted for on a nonaccrual basis:
                 Real estate loans:
                    Residential                                      $         87    $        145
                    Agricultural                                              342              67
                 Other loans                                                   28              96
                                                                     ------------    ------------
                 Total                                                        457             308

                 Accruing loans which are contractually
                  past due more than 90 days                                  193               4
                                                                     ------------    ------------

                 Total nonperforming loans                                    650             312

                 Real estate owned                                             --              --
                 Repossessed assets                                            76              13
                 Restructured loans                                           888             872
                                                                     ------------    ------------

                  Total nonperforming assets                         $      1,614    $      1,197
                                                                     ============    ============

                 Nonperforming loans as a percent of loans
                     receivable, net                                         0.10%           0.05%
                 Nonperforming loans as a percent of total assets            0.07%           0.04%
                 Nonperforming assets as a percent of total assets           0.18%           0.14%
                 Total nonperforming assets to total loans                   0.24%           0.19%

(3)      MORTGAGE SERVICING RIGHTS

The cost of mortgage servicing rights ("MSRs") is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of MSRs is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized MSRs for a stratum exceeds their fair value. The accumulated allowance for impairment on MSRs at September 30, 2006 and 2005 was $227,000 and $371,000, respectively.

The following table is an analysis of the changes in MSRs for the periods indicated:

                                               Six Months      Six Months
                                                 Ended           Ended
                                              September 30,   September 30,
                                                  2006            2005
                                              ------------    ------------
                                                     (In Thousands)

             Beginning Balance                $        533    $        614
                Additions                               22              24
                Amortization                          (105)           (102)
                Recovery (impairment)                   55             (25)
                                              ------------    ------------
             Ending Balance                   $        505    $        511
                                              ============    ============


(4)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2006 and March 31, 2006 was $16.6 million. No impairment loss on goodwill and other intangible assets was recorded for the six months ended September 30, 2006 as there were no impairment indicators during the period.

The core deposit intangible at September 30, 2006 was $1.8 million, net of accumulated amortization of $2.1 million. The core deposit intangible at March 31, 2006 was $2.2 million, net of accumulated amortization of $1.7 million.

(5)      FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Bank utilizes advances from the Federal Home Loan Bank ("FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank, providing credit for savings associations and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of the stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. Advances from the FHLB were $146.6 million and $170.7 million, including merger premium of $1.9 million and $2.2 million, at September 30, 2006 and March 31, 2006, respectively. The Bank also maintains an additional credit facility of $20.0 million with US Bank. There were no outstanding balances under this facility at September 30, 2006 and March 31, 2006. The Company maintains an additional credit facility of $3.5 million with US Bank. There were outstanding balances of $1.6 million and $3.1 million at September 30, 2006 and March 31, 2006, respectively. The Bank maintains an additional credit facility with the Portland Branch Office of the Federal Reserve Bank of San Francisco. There were no outstanding balances under this facility at September 30, 2006 and March 31, 2006. On June 10, 2005, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank of $3.0 million to be repaid in full on June 10, 2015.

Scheduled maturities of FHLB advances and other borrowings were as follows:

                                                                               One Year to       Five Years to
                                                            Less than One       Less than          Less than         Ten Years or
At September 30, 2006:                                           Year        than Five Years         Years              Greater
                                                                 ----        ---------------         -----              -------
                                                                                  (Dollars in Thousands)
Maturities of advances and other borrowings                   $  95,905         $  39,180           $   9,320          $   6,797
Range of interest rates                                      4.42% - 7.75%     3.33% - 7.12%       3.42% - 6.88%      6.66% - 7.10%
Weighted average interest rate                                    5.48%             5.21%               4.89%              7.03%
Percentage of total advances and other borrowings                63.43%            25.91%               6.16%              4.50%


At March 31, 2006:

Maturities of advances and other borrowings                   $ 111,094         $  49,776           $   9,320          $   6,627
Range of interest rates                                      3.05% - 7.25%     3.33% - 7.12%       3.42% - 6.25%      6.66% - 7.10%
Weighted average interest rate                                    4.88%             5.33%               4.69%              7.03%
Percentage of total advances and other borrowings                62.83%            28.15%               5.27%             3.75%

There were $40.8 million of advances from the FHLB that were putable at September 30, 2006 and March 31, 2006.


(6)      DIVIDENDS

On June 29, 2006, the Board of Directors declared a cash dividend of $0.10 per common share to stockholders of record as of August 2, 2006. The dividend was paid on August 16, 2006. On September 13, 2006, the Board of Directors declared a cash dividend of $0.10 per common share to stockholders of record as of September 27, 2006. The dividend was paid on October 11, 2006.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations, as adjusted to reflect the two-for-one stock split as referenced in Note 10:

                                          For the Three Months Ended                   For the Three Months Ended
                                              September 30, 2006                           September 30, 2005
                                   ------------------------------------------   ------------------------------------------
                                                    Weighted-                                    Weighted-
                                                    Average       Per-Share                      Average       Per-Share
                                    Net Income       Shares         Amount       Net Income       Shares         Amount
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                                         (Dollars in Thousands, except per share data)
  Basic EPS:
  Income available to common
      stockholders                 $      2,964      5,943,579   $       0.50   $      2,250      5,867,066   $       0.38
                                                                 ============                                 ============
  Effect of dilutive securities:
      Stock options                          --        182,867                            --        132,578
                                   ------------   ------------                  ------------   ------------

  Diluted EPS:
    Income available to common
      stockholders - assumed
      conversions                  $      2,964      6,126,446   $       0.48   $      2,250      5,999,644   $       0.37
                                   ============   ============   ============   ============   ============   ============


                                          For the Six Months Ended                      For the Six Months Ended
                                              September 30, 2006                           September 30, 2005
                                   ------------------------------------------   ------------------------------------------
                                                    Weighted-                                    Weighted-
                                                    Average       Per-Share                      Average       Per-Share
                                    Net Income       Shares         Amount       Net Income       Shares         Amount
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                                         (Dollars in Thousands, except per share data)
  Basic EPS:
  Income available to common
     stockholders                  $      4,965      5,939,604   $       0.84   $      4,102      5,862,414   $       0.70
                                                                 ============                                 ============
  Effect of dilutive securities:
      Stock options                          --        173,699                            --        128,386
                                   ------------   ------------                  ------------   ------------

  Diluted EPS:
    Income available to common
      stockholders - assumed
      conversions                  $      4,965      6,113,303   $       0.81   $      4,102      5,990,800   $       0.68
                                   ============   ============   ============   ============   ============   ============

Outstanding options to purchase 264,256 shares and 314,148 shares of the Company's common stock were included in the computation of diluted EPS as of September 30, 2006 and as of September 30, 2005, respectively. There were no outstanding options to purchase shares of the Company's common stock excluded in the computation of diluted EPS.

(8)      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2006 and March 31, 2006, these commitments totaled $7.8 million and $6.9 million, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not incurred any losses on its commitments during the past three years. The liability recorded associated with standby letters of credit at September 30, 2006 and March 31, 2006 was $36,000 and $21,000, respectively.

(9)      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective as of the first annual reporting period that begins after November 15, 2007. Management is currently evaluating the effect of the statement on the Company's results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Services of Financial Assets. This statement revises and clarifies the criteria for derecognition of transferred financial assets and places restrictions on the ability of a qualifying special purpose entity to roll over beneficial interests such as short-term commercial paper. This statement also will permit, but not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with changes in fair value recorded in income. The statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of the statement on the Company's results of operations and financial condition.

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

(11)     STOCK BASED COMPENSATION

The Company has stock option plans for the benefit of officers, other key employees and directors. As of September 30, 2006, the plans were authorized to grant additional options to purchase 53,250 shares of the Company's common stock. Under such plans, the option price is not to be less than the fair market value of the common stock on the date the option is granted, and the stock options are exercisable at any time within the maximum term of 10 years and one day from the grant date. The options are nontransferable and are forfeited upon termination of employment, except in case of retirement, in which case the options are exercisable for three years after date of retirement. The Company issues new common shares to satisfy exercises of stock options.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three and six months ended September 30, 2005:

                                                                           Three Months Ended     Six Months Ended
                                                                           September 30, 2005    September 30, 2005
                                                                           ------------------    ------------------
                                                                         (Dollars in Thousands, except per share data)
   Net income                                                              $            2,250    $            4,102
   Total stock-based employee compensation expense determined under fair
        value based method for all awards, net of related tax effects                      (2)                   (4)
                                                                           ------------------    ------------------
   Pro forma net income                                                    $            2,248    $            4,098
                                                                           ==================    ==================

   Earnings per share - basic:
        Net income                                                         $             0.38    $             0.70
        Pro forma net income                                               $             0.38    $             0.70
   Earnings per share - diluted:
        Net income                                                         $             0.37    $             0.68
        Pro forma net income                                               $             0.37    $             0.68

For the three months ended September 30, 2006, the pre-tax compensation cost charged against income was $6,000, and the related income tax benefit recognized in the income statement was $2,000. For the six months ended September 30, 2006, the pre-tax compensation cost charged against income was $12,000 and the related income tax benefit recognized in the income statement was $4,000. The Company estimates the fair value of each option on the date of the grant using the Black Scholes model. The Black Scholes model uses the following assumptions: 1) expected life in years which is based on historical employee behavior; 2) annualized volatility which is based on the price volatility of the Company's stock over the expected life of the option; 3) annual rate of quarterly dividends based on most recent historical rate; and 4) the discount rate based on the zero coupon bond with a term equal to the expected life of the option. There were no options granted in the quarters ended September 30, 2006 and 2005.

The following is a summary of the stock option activity for the six month period ended September 30, 2006 and the stock options outstanding at the end of the period:

                                                                             Weighted-
                                                              Weighted-      Average
                                                              Average       Remaining       Average
                                                              Exercise     Contractual     Intrinsic
                                               Shares          Price          Term           Value
                                            ------------    ------------   ------------   ------------
                                                    (Dollars in Thousands, except per share data)
Outstanding options at March 31, 2006            273,256    $       8.44
                                                            ============

   Granted                                            --              --
   Exercised                                      (9,000)          7.905
   Forfeited                                          --              --
                                            ------------    ------------   ------------   ------------

Outstanding options at September 30, 2006        264,256    $       8.46           3.32   $      5,121
                                            ============    ============   ============   ============

Exercisable options at September 30, 2006        236,856    $       7.78           2.72   $      4,751
                                            ============    ============   ============   ============

As of September 30, 2006, there was approximately $24,000 of unrecognized compensation cost related to the unvested shares; that cost is expected to be recognized over the remaining vesting period, which approximates 4.33 years. There were no options granted during the six month periods ended September 30, 2006 and 2005. The total intrinsic value of options exercised during the six months ended September 30, 2006 was $107,000. For the six months ended September 30, 2006, the Company received $71,000 from stock options exercised.

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

A reconciliation of this non-GAAP measure to the most comparable GAAP equivalent is included in the following financial table:

                                                     For the Three Months Ended    For the Six Months Ended
                                                           September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                        2006           2005           2006           2005
                                                    ------------   ------------   ------------   ------------
                                                         (Dollars in Thousands, except per share data)
   Net income                                       $      2,964   $      2,250   $      4,965   $      4,102
   Add back:  Merger related expenses, net of tax            145             --            546             --
                                                    ------------   ------------   ------------   ------------
   Pro forma net income                             $      3,109   $      2,250   $      5,511   $      4,102
                                                    ============   ============   ============   ============

   Earnings per share - basic:
        Net income                                  $       0.50   $       0.38   $       0.84   $       0.70
        Pro forma net income                        $       0.52   $       0.38   $       0.93   $       0.70
   Earnings per share - diluted:
        Net income                                  $       0.48   $       0.37   $       0.81   $       0.68
        Pro forma net income                        $       0.51   $       0.37   $       0.90   $       0.68

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

EXECUTIVE OVERVIEW

The profitability of the Company's operations depends primarily on its net interest income, its non-interest income (principally from loan origination fees and transaction account service charges) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest earning assets and the rate paid on total deposits and borrowed funds, as well as a function of the average balance of interest earning assets as compared to the average balance of total deposits on borrowed funds. Non-interest income is comprised of income from mortgage banking activities, transaction service charge fees, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans and from servicing fees on loans serviced for others. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and maintenance expenses, deposit insurance premiums, data servicing expenses, advertising expenses, supplies and postage, and other operating costs. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

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

The Company's principal business is the business of the Bank. Management believes that the Company operates under a single business segment; therefore, the discussion in Management's Discussion and Analysis of Financial Conditions and Results of Operations relates to the Bank and its operations. At September 30, 2006, the Bank had eight depository offices in Idaho, three in Washington, and nine in Oregon. The Bank also operates five real estate loan production centers and five commercial and agricultural production centers.

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

On January 4, 2006, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% per share stock dividend on the Company's outstanding common stock. The stock dividend was paid as of the close of business on February 9, 2006. Each shareholder of record as of the close of business on January 26, 2006 received one additional share for every share outstanding on the record date. As a result of the split, 3,022,716 additional shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the two-for-one split.

Business Strategy. The Company's strategy is to operate as a community-based financial institution serving commercial, agricultural, small business and individual financial needs. The Company focuses on providing exceptional customer service in the delivery of quality and competitive deposit and loan products, and strives to deliver local decisions to each community served. Our principal business is to attract deposits from individuals, businesses and public entities, which are invested primarily in commercial, agricultural, small business and consumer loans, both real estate and non-real estate.

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

The cost of MSRs is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of MSRs is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purposes of measuring impairment, the rights are stratified by predominant characteristics, such as interest rates and terms. The amount of impairment recognized is the amount by which the capitalized MSRs for a stratum exceeds their fair value.

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

Comparison of Financial Condition at September 30, 2006 and March 31, 2006

Assets. Total assets increased $38.2 million, or 4.5%, from $846.0 million at March 31, 2006 to $884.2 million at September 30, 2006. This increase was primarily the result of $38.6 million in loan growth. The following table identifies the categories with notable variances between September 30, 2006 and March 31, 2006:

                                                                                    Dollar               Percentage
                                         Balance at           Balance at           Increase               Increase
                                     September 30, 2006     March 31, 2006        (Decrease)             (Decrease)
                                     ------------------   ------------------   ------------------    ------------------
                                                                   (Dollars in Thousands)
Non-interest bearing cash deposits   $           19,106   $           26,637   $           (7,531)               (28.27)%
Interest bearing cash deposits                    7,859                  266                7,593              2,854.51
Mortgage-backed securities,
     available-for-sale                          27,923               29,843               (1,920)                (6.43)
Loans receivable, net                           671,157              632,543               38,614                  6.10
Accrued interest receivable                       5,777                4,657                1,120                 24.05

The decrease in non-interest bearing cash was the result of the Company implementing a deposit reclassification program for purposes of regulatory reporting which reduced the amount of funds required to be held in cash. This reduced the Company's non-interest cash by approximately $9.0 million.

The increase in interest bearing cash deposits was the result of deposit growth exceeding the cash necessary to fund loan growth and the repayment of advances.

The decrease in available-for-sale mortgage-backed securities was the result of payments from maturities.

The increase in net loans receivable was the result of loans originated in the Company's main market area, primarily from commercial loans in the Boise, and Spokane markets, and construction lending in the Boise market.

The increase in accrued interest receivable was the result of an increase in the accrued interest on loans receivable as the result of the increased loan balances.

Liabilities. Total liabilities increased $34.5 million, or 4.5%, from $766.9 million at March 31, 2006 to $801.4 million at September 30, 2006. The growth in liabilities resulted from deposit growth, which is part of management's focus, partially offset by a decrease in FHLB and other borrowings. The following table identifies the categories with notable variances between September 30, 2006 and March 31, 2006:

                                                                                          Dollar         Percentage
                                                Balance at           Balance at          Increase         Increase
                                            September 30, 2006     March 31, 2006       (Decrease)       (Decrease)
                                            ------------------   ------------------   -------------    -------------
                                                        (Dollars in Thousands)
   Non-interest bearing deposits            $           99,999   $           95,304   $       4,695             4.93%
   Interest bearing deposits                           533,419              474,736          58,683            12.36
                                            ------------------   ------------------   -------------    -------------
      Total deposits                                   633,418              570,040          63,378            11.12

   FHLB advances and other borrowings                  151,202              176,817         (25,615)          (14.49)
   Accrued expenses and other liabilities                6,293                9,385          (3,092)          (32.95)

The non-interest bearing deposit gain was the result of an increase in business checking accounts. Interest bearing deposits increased due to increases in checking and money market accounts, primarily as a result of growth in business money market accounts. Certificates of deposit increased primarily as a result of a five month certificate of deposit special offered in our local markets.

The decrease in FHLB advances and other borrowings was the result of utilizing excess funds not needed to fund net loan growth to repay advances.

Stockholders' Equity. Total stockholders' equity increased $3.7 million from $79.1 million at March 31, 2006 to $82.8 million at September 30, 2006. This increase was primarily the result of $5.0 million in net income, an increase of $153,000 in unrealized gains on available-for-sale securities, net of tax benefit, offset by the Company paying $1.2 million in dividends to its stockholders and accruing $593,000 in dividends to its stockholders of record as of September 27, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2006

General. Net income increased $714,000, or 31.7%, from $2.3 million ($0.38 per share - basic, $0.37 per share - diluted) for the three months ended September 30, 2005 to $3.0 million ($0.50 per share - basic, $0.48 per share - diluted) for the three months ended September 30, 2006. The increase in net income was a result of an increase in net interest income of $1.1 million, a decrease in the provision for loan losses of $107,000, a decrease in non-interest expense of $75,000, partially offset by decreases in non-interest income of $48,000 and an increase in income tax expense of $495,000.

Non-interest expense includes merger related costs of $239,000 ($145,000 tax effected). Had these expenses not been incurred, tax effected net income would have been $3.1 million ($0.52 per share - basic, $0.51 per share - diluted).

Net Interest Income. Net interest income increased $1.1 million, or 13.1%, from $8.2 million for the three months ended September 30, 2005 to $9.3 million for the three months ended September 30, 2006. Increases in the tax effected yield on interest earning assets and the average balance on interest earning assets were partially offset by increases in the cost of total deposits and borrowed funds and the average balance on total deposits and borrowed funds. The following table compares the average interest earning asset balances, average total deposits and other borrowed funds, associated tax effected yield and cost, and interest rate spread, for the three months ended September 30, 2006 and 2005:

                                              For the Three Months Ended September 30,
                                    ----------------------------------------------------------
                                               2006                           2005
                                    ---------------------------    ---------------------------
                                      Average        Yield/          Average         Yield/
                                      Balance         Cost           Balance          Cost
                                    ------------   ------------    ------------   ------------
                                                      (Dollars in Thousands)
Total interest earning assets       $    816,897           8.06%   $    755,761           7.11%
Total deposits and borrowed funds        790,524           3.39         755,288           2.52
                                                   ------------                   ------------
Interest rate spread                                       4.67%                          4.59%
                                                   ============                   ============

Average interest earning assets increased as a result of the increase in average balance of loans receivable. Loans receivable increased as a result of loans originated in the Company's main market area, primarily from small business commercial real estate in the Boise and Spokane markets and single family construction loans in the Boise market. Management focuses on increasing loans receivable as part of the Company's operating strategy.

Average total deposits and other borrowed funds increased as a result of increases in core accounts and certificates of deposit, partially offset by a decrease in borrowings. The Company's operating strategy focuses on deposit growth to fund loan originations and to repay borrowings.

Total Interest Income. Total interest income increased $3.0 million, or 23.1%, from $13.0 million for the three months ended September 30, 2005 to $16.0 million for the three months ended September 30, 2006. The increase in total interest income was a result of the increase in interest income on loans receivable from loan growth and the increase in the yield on loans. The following table compares detailed average earning asset balances and associated tax effected yields for the three months ended September 30, 2006 and 2005:

                                              For the Three Months Ended September 30,
                                    ----------------------------------------------------------
                                               2006                           2005
                                    ---------------------------    ---------------------------
                                      Average                        Average
                                      Balance         Yield          Balance          Yield
                                    ------------   ------------    ------------   ------------
                                                      (Dollars in Thousands)

Loans receivable, net               $    675,501           8.63%  $    602,022           7.64%
Loans held for sale                        3,337           6.59          8,002           5.65
Securities                                98,671           5.40        106,337           5.06
Other earning assets                      39,388           5.01         39,400           4.69
                                    ------------   ------------   ------------   ------------
Total interest earning assets       $    816,897           8.06%  $    755,761           7.11%
                                    ============   ============   ============   ============

Interest income from loans receivable increased as a result of loan growth as well as an increase in the average yield on loans receivable. The commercial real estate loans and construction loans were the major areas of growth. The tax effected yield on commercial loans increased from 7.74% during the three months ended September 30, 2005 to 8.90% during the three months ended September 30, 2006. The yield on construction loans increased from 9.47% during the three months ended September 30, 2005 to 11.23% during the three months ended
September 30, 2006.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities partially offset by a higher yield on the securities.

Total Interest Expense. Total interest expense increased $1.9 million, or 40.5%, from $4.8 million for the three months ended September 30, 2005 to $6.7 million for the three months ended September 30, 2006. The following table compares detailed average balances and associated costs for the three months ended
September 30, 2006 and 2005:

                                                           For the Three Months Ended September 30,
                                                 ----------------------------------------------------------
                                                            2006                           2005
                                                 ---------------------------    ---------------------------
                                                   Average                        Average
                                                   Balance         Cost           Balance          Cost
                                                 ------------   ------------    ------------   ------------
                                                                    (Dollars in Thousands)
Savings, checking and money market accounts      $    251,682           2.86%   $    222,394           1.23%
Certificates of deposit                               285,864           4.03         253,746           3.40
Securities sold under agreements to repurchase         12,124           4.49           9,365           2.56
FHLB advances and other borrowings                    146,739           5.12         178,630           4.16
                                                 ------------   ------------    ------------   ------------
Total interest bearing liabilities               $    696,409           3.85%   $    664,135           2.87%
                                                 ============   ============    ============   ============

The increase in the average balance of total savings, checking, and money market accounts was a result of management's focus to increase core deposit accounts as part of the Company's operating strategy.

The increase in the average balance of certificates of deposit was mainly due to a five month certificate of deposit special offered in our local market. The balance in five month certificates of deposit was $43.3 million at September 30, 2006 and was not offered for the quarter ended September 30, 2005.

The decrease in the average balance of FHLB advances and other borrowings was a result of utilizing the excess funds after funding loan growth to pay down advances.

Provision for Loan Losses. As a result of the Company's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses decreased $107,000, or 39.3%, to $165,000 for the three months ended September 30, 2006 from $272,000 for the three months ended September 30, 2005. The decrease in provision for loan losses was a result of a reduction in classified assets, net charge-offs, and nonperforming loans for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews several factors including its loan loss and delinquency experience, underwriting practices and economic conditions. If its assumptions are incorrect, its allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to its allowance. Material additions to the allowance could materially decrease the Company's net income. The Company's allowance for loan losses was 1.28% of net loans and 1,317.08% of non-performing loans at September 30, 2006.

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

Non-interest Income. Total non-interest income decreased $48,000, or 2.7%, from $1.8 million to $1.7 million for the three months ended September 30, 2005 and 2006, respectively. The following table summarizes the components of non-interest income for the three months ended September 30, 2006 and 2005:

                                                 For the Three Months Ended
                                                        September 30,                Dollar        Percentage
                                               -------------------------------      Increase        Increase
                                                    2006             2005          (Decrease)      (Decrease)
                                               --------------   --------------    ------------    ------------
                                                                    (Dollars in Thousands)
Gain on sale of loans                          $          264   $          492    $       (228)         (46.34)%
Impairment of mortgage servicing rights, net               --              (44)             44         (100.00)
Service fees and charges                                1,384            1,266             118            9.32
Commissions and other                                      70               52              18           34.62
                                               --------------   --------------    ------------    ------------
Total non-interest income                      $        1,718   $        1,766    $        (48)          (2.72)%
                                               ==============   ==============    ============    ============

The decrease in gain on sale of loans is attributed to the decreased volume of residential real estate loans sold in the secondary market.

Non-interest Expense. Total non-interest expense decreased $75,000, or 1.2%, from $6.4 million for the three months ended September 30, 2005 to $6.4 million for the three months ended September 30, 2006. This decrease included $239,000 in merger related expenses. The following table summarizes the components of non-interest expense for the three months ended September 30, 2006 and 2005:

                                                 For the Three Months Ended
                                                        September 30,                Dollar        Percentage
                                               -------------------------------      Increase        Increase
                                                    2006             2005          (Decrease)      (Decrease)
                                               --------------   --------------    ------------    ------------
                                                                    (Dollars in Thousands)
Compensation and related benefits              $        3,737   $        3,729    $          8            0.21%
Data and automated teller machine processing              344              248              96           38.71
Professional fees                                         401              304              97           31.91
Other                                                   1,879            2,155            (276)         (12.81)
                                               --------------   --------------    ------------    ------------
      Total non-interest expense               $        6,361   $        6,436    $        (75)          (1.17)%
                                               ==============   ==============    ============    ============

Data and automated teller machine processing increased $96,000, or 38.7%, as a result of an increase in Federal Reserve Bank service charges, FISERV automated teller machine charges, and an increase in the Company's core processing system expenses.

Professional fees increased $97,000 due to $218,000 in merger related professional expenses partially offset by a reduction in services required to comply with regulations, such as regulatory examinations, compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

Other non-interest expenses decreased primarily due to decreased loan expenses, occupancy, supplies and advertising costs.

Income Taxes. Income tax expense increased $495,000, or 47.6%, from $1.0 million for the three months ended September 30, 2005 to $1.5 million for the three months ended September 30, 2006. The effective tax rates for the three months ended September 30, 2006 and 2005 were 34.1% and 31.6%, respectively. The increase in the effective tax rate was attributable to an increase in income without a corresponding increase in tax-exempt income.

Comparison of Operating Results for the Six Months Ended September 30, 2005 and 2006

General. Net income increased $863,000, or 21.0%, from $4.1 million ($0.70 per share - basic, $0.68 per share - diluted) for the six months ended September 30, 2005 to $5.0 million ($0.84 per share - basic, $0.81 per share - diluted) for the six months ended September 30, 2006. The increase in net income is a result of increases in net interest income of $2.2 million and a decrease in the provision for loan losses of $603,000, partially offset by a decrease in non-interest income of $41,000 and increases in non-interest expense of $1.3 million and income tax expense of $600,000.

Non-interest expense includes merger related costs of $898,000 ($546,000 tax effected). Had these expenses not been incurred, tax effected net income would have been $5.5 million ($0.93 per share - basic, $0.90 per share - diluted).

Net Interest Income. Net interest income increased $2.2 million, or 13.8%, from $16.0 million for the six months ended September 30, 2005 to $18.3 million for the six months ended September 30, 2006. Increases in the tax effected yield on interest earning assets and the average balance on interest earning assets were partially offset by increases in the cost of total deposits and borrowed funds and the average balance on total deposits and borrowed funds. The following table compares the average interest earning asset balances, average total deposits and other borrowed funds, associated tax effected yield and cost, and interest rate spread, for the six months ended September 30, 2006 and 2005:

                                              For the Six Months Ended September 30,
                                    ----------------------------------------------------------
                                               2006                           2005
                                    ---------------------------    ---------------------------
                                       Average        Yield/          Average        Yield/
                                       Balance         Cost           Balance         Cost
                                    ------------   ------------    ------------   ------------
                                                     (Dollars in Thousands)
Total interest earning assets       $    806,334           7.93%   $    746,643           6.96%
Total deposits and borrowed funds        783,930           3.27         749,263           2.43
                                                   ------------                   ------------
Interest rate spread                                       4.66%                          4.53%
                                                   ============                   ============

Average interest earning assets increased as a result of the increase in average balance of loans receivable. Loans receivable increased as a result of loans originated in the Company's main market area, primarily from commercial real estate in the Boise and Spokane markets and construction loans in the Boise market. Management has focused on increasing commercial loans receivable as part of the Company's operating strategy.

Average total deposits and borrowed funds increased as a result of increases in core accounts and certificates of deposit, partially offset by a decrease in borrowings. The Company's operating strategy is to focus on deposit growth to fund loan growth and repay borrowings with the difference.

Total Interest Income. Total interest income increased $6.0 million, or 23.7%, from $25.1 million for the six months ended September 30, 2005 to $31.1 million for the six months ended September 30, 2006. The following table compares detailed average earning asset balances, and associated tax effected yields for the six months ended September 30, 2006 and 2005:

                                          For the Six Months Ended September 30,
                                ----------------------------------------------------------
                                           2006                           2005
                                ---------------------------    ---------------------------
                                   Average                       Average
                                   Balance        Yield          Balance         Yield
                                ------------   ------------    ------------   ------------
                                                   (Dollars in Thousands)
Loans receivable, net           $    663,712           8.49%   $    593,800           7.46%
Loans held for sale                    3,462           6.53           6,638           5.81
Securities                            99,350           5.42         107,803           5.11
Other earning assets                  39,810           5.01          38,402           4.73
                                ------------   ------------    ------------   ------------
Total interest earning assets   $    806,334           7.93%   $    746,643           6.96%
                                ============   ============    ============   ============


Interest income from loans receivable increased as a result of loan growth as well as an increase in the yield on loans receivable. The commercial real estate loans and construction loans were the major areas of growth. The tax effected yield on commercial loans increased from 7.42% during the six months ended
September 30, 2005 to 8.74% during the six months ended September 30, 2006. The yield on construction loans increased from 9.46% during the six months ended
September 30, 2005 to 10.87% during the six months ended September 30, 2006.

Interest income from securities decreased as a result of a lower average balance on securities from payments of maturities, partially offset by a higher average yield.

The increase in interest income on other interest earning assets is the result of an increase in the average balance of interest earning cash and cash surrender value of life insurance in addition to an increase in the average yield.

Total Interest Expense. Total interest expense increased $3.7 million, or 41.2%, from $9.1 million for the six months ended September 30, 2005 to $12.8 million for the six months ended September 30, 2006. The following table compares detailed average balances and associated costs for the six months ended
September 30, 2006 and 2005:

                                                          For the Six Months Ended September 30,
                                                 ----------------------------------------------------------
                                                             2006                           2005
                                                 ---------------------------    ---------------------------
                                                   Average                        Average
                                                   Balance         Cost           Balance          Cost
                                                 ------------   ------------    ------------   ------------
                                                                 (Dollars in Thousands)
Savings, checking and money market accounts      $    240,499           2.61%   $    222,548           1.13%
Certificates of deposit                               276,701           3.90         240,940           3.28
FHLB advances and other borrowings                    162,070           5.00         189,112           3.98
Securities sold under agreements to repurchase         11,870           4.30           9,568           2.30
                                                 ------------   ------------    ------------   ------------
Total interest bearing liabilities               $    691,140           3.71%   $    662,168           2.75%
                                                 ============   ============    ============   ============

The increase in the average balance of total savings, checking, and money market accounts is a result of management's focus to increase core deposit accounts as part of the Company's operating strategy. Certificates of deposit increased as a result of a five month certificate of deposit special offered in our local market. The balance in five month certificates of deposit was $43.3 million at September 30, 2006 and was not offered for the six months ended September 30, 2005.

The decrease in the average balance of FHLB advances and other borrowings is a result of utilizing the excess funds after funding loan growth to pay down advances.

Provision for Loan Losses. As a result of the Bank's evaluation of allowance for loan losses discussed in the critical accounting policies, the Company's provision for loan losses decreased $603,000, or 52.9%, to $537,000 for the six months ended September 30, 2006 from $1.1 million for the six months ended September 30, 2005. The decrease in provision for loan losses is a result of a reduction in classified assets, net charge-offs, and nonperforming loans for the six months ended September 30, 2006 compared to the quarter ended September 30, 2005.

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

In addition, bank regulators periodically review the Company's allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. Any increase in the Company's allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company's financial condition and results of operations. The Company's allowance for loan losses was 1.28% of net loans and 1,317.08% of non-performing loans at September 30, 2006.

Non-interest Income. Total non-interest income decreased $41,000, or 1.2%, to remain at $3.4 million for the six months ended September 30, 2005 and 2006. The following table summarizes the components of non-interest income for the six months ended September 30, 2006 and 2005:

                                                         For the Six Months Ended September 30,     Dollar        Percentage
                                                          -----------------------------------      Increase        Increase
                                                                2006               2005           (Decrease)      (Decrease)
                                                          ----------------   ----------------    ------------    ------------
                                                                                  (Dollars in Thousands)
Gain on sale of loans                                     $            616   $            811    $       (195)         (24.04)%
Recovery (impairment) of mortgage servicing rights, net                 55                (25)             80         (320.00)
Servicing fees, commissions and other                                2,711              2,637              74            2.81
                                                          ----------------   ----------------    ------------    ------------
Total non-interest income                                 $          3,382   $          3,423    $        (41)          (1.20)%
                                                          ================   ================    ============    ============


Non-interest Expense. Total non-interest expense increased $1.3 million, or 10.6%, from $12.4 million for the six months ended September 30, 2005 to $13.7 million for the six months ended September 30, 2006. The following table summarizes the components of non-interest expense for the six months ended
September 30, 2006 and 2005:

                                               For the Six Months Ended September 30,
                                                -----------------------------------      Dollar       Percentage
                                                      2006               2005           Increase       Increase
                                                ----------------   ----------------   ------------   ------------
                                                                       (Dollars in Thousands)
   Compensation and employee related benefits   $          7,891   $          7,368   $        523           7.10%
   Professional fees                                       1,194                537            657         122.35
   Debit and credit card expense                             691                582            109          18.73
   Other                                                   3,917              3,899             18           0.46
                                                ----------------   ----------------   ------------   ------------
         Total non-interest expense             $         13,693   $         12,386   $      1,307          10.55%
                                                ================   ================   ============   ============

Compensation and related benefits increased $523,000, or 7.1%, from $7.4 million for the six months ended September 30, 2005 to $7.9 million for the six months ended September 30, 2006. The increase is a result of the regular annual compensation increases for employees during the year, increased production and goal bonuses, and an increase in board of director compensation related to additional meetings held.

Professional fees increased $657,000 due to $857,000 in merger related professional expenses partially offset by a reduction in services required to comply with regulations, such as regulatory examinations, compliance with the certification provisions regarding internal controls required by Section 404 of the Sarbanes-Oxley Act and FDICIA.

Debit and credit card expenses increased due to increased merchant fees as well as increased processing fees.

Income Taxes. Income tax expense increased $600,000, or 32.6%, from $1.8 million for the six months ended September 30, 2005 to $2.4 million for the six months ended September 30, 2006. The effective tax rates for the six months ended September 30, 2006 and 2005 were 33.0% and 31.0%, respectively. The increase in the effective tax rate is due to an increase in income without a corresponding increase in tax-exempt income.

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

The aggregate amounts of the Bank's classified assets at September 30, 2006 and 2005 were as follows:

                                                  September 30,
                                             -----------------------
                                                2006         2005
                                             ----------   ----------
                                                  (In Thousands)
             Doubtful:
               Consumer                      $        4   $       59
                                             ----------   ----------
             Total doubtful                           4           59
                                             ----------   ----------

             Substandard:
               Consumer                             108          363
               Residential                          576          319
               Commercial non-real estate         1,153        2,877
               Commercial real estate             1,760        1,190
               Real estate owned                     --           --
               Repossessed assets                    76            7
               Overdrawn checking accounts           57           80
                                             ----------   ----------
             Total substandard                    3,730        4,836
                                             ----------   ----------

             Total classified assets         $    3,734   $    4,895
                                             ==========   ==========

Average Balances, Interest and Average Yields/Costs

The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest earning assets and interest expense on average interest bearing liabilities and average tax effected yields and costs. Such yields and costs for the periods indicated are derived by dividing tax effected income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                    Three Months Ended                             Three Months Ended
                                                    September 30, 2006                             September 30, 2005
                                         -------------------------------------------    -------------------------------------------
                                                         Interest         Average                       Interest         Average
                                           Average          And            Yield/         Average          And            Yield/
                                           Balance       Dividends        Cost (1)        Balance       Dividends        Cost (2)
                                         ------------   ------------    ------------    ------------   ------------    ------------
                                                                          (Dollars in Thousands)
     Interest earning assets (3):
     Loans receivable, net               $    675,501   $     14,540            8.63%   $    602,022   $     11,471            7.64%
     Loans held for sale                        3,337             55            6.59           8,002            113            5.65
     Securities                                98,671          1,100            5.40         106,337          1,123            5.06
     Other earning assets                      39,388            309            5.01          39,400            291            4.69
                                         ------------   ------------    ------------    ------------   ------------    ------------
     Total interest earning assets            816,897         16,004            8.06         755,761         12,998            7.11
                                                        ------------    ------------                   ------------    ------------

     Non-interest earning assets               62,970                                         83,322
                                         ------------                                   ------------
     Total assets                        $    879,867                                   $    839,083
                                         ============                                   ============

     Interest bearing liabilities:
     Savings, checking and money
        market accounts                  $    251,682          1,801            2.86    $    222,394            686            1.23
     Certificates of deposit                  285,864          2,881            4.03         253,746          2,160            3.40
                                         ------------   ------------    ------------    ------------   ------------    ------------
     Total deposits                           537,546          4,682            3.48         476,140          2,846            2.39

     FHLB advances & other borrowings         146,739          1,878            5.12         178,630          1,859            4.16
     Securities sold under agreements
         to repurchase                         12,124            136            4.49           9,365             60            2.56
                                         ------------   ------------    ------------    ------------   ------------    ------------
     Total interest bearing liabilities       696,409          6,696            3.85         664,135          4,765            2.87
                                                        ------------                                   ------------
     Total non-interest bearing deposits       94,115                           0.00          91,153                           0.00
                                         ------------                   ------------    ------------                   ------------
     Total deposits and borrowed funds        790,524                           3.39         755,288                           2.52
                                         ------------                   ------------    ------------                   ------------
     Non-interest bearing liabilities           7,176                                          8,434
                                         ------------                                   ------------
     Total liabilities                        797,700                                        763,722
     Total stockholders' equity                82,167                                         75,361
                                         ------------                                   ------------

     Total liabilities and
        total stockholders' equity       $    879,867                                   $    839,083
                                         ============                                   ============

     Net interest income                                $      9,308                                   $      8,233
                                                        ============                                   ============

     Interest rate spread                                                       4.67%                                          4.59%
                                                                        ============                                   ============

     Net interest margin                                        4.78%                                          4.58%
                                                        ============                                   ============

See next page for referenced notes.

                                                    Six Months Ended                               Six Months Ended
                                                   September 30, 2006                             September 30, 2005
                                        -------------------------------------------    -------------------------------------------
                                                        Interest         Average                       Interest         Average
                                          Average          And            Yield/         Average          And            Yield/
                                          Balance       Dividends        Cost (4)        Balance       Dividends        Cost (5)
                                        ------------   ------------    ------------    ------------   ------------    ------------
                                                                         (Dollars in Thousands)
     Interest earning assets (3):
     Loans receivable, net              $    663,712   $     28,103            8.49%   $    593,800   $     22,068            7.46%
     Loans held for sale                       3,462            113            6.53           6,638            193            5.81
     Securities                               99,350          2,243            5.42         107,803          2,311            5.11
     Other earning assets                     39,810            629            5.01          38,402            566            4.73
                                        ------------   ------------    ------------    ------------   ------------    ------------
     Total interest earning assets           806,334         31,088            7.93         746,643         25,138            6.96
                                                       ------------    ------------                   ------------    ------------

     Non-interest earning assets              65,780                                         85,291
                                        ------------                                   ------------
     Total assets                       $    872,114                                   $    831,934
                                        ============                                   ============

     Interest bearing liabilities:
     Savings, checking and money
        market accounts                 $    240,499          3,141            2.61    $    222,548          1,262            1.13
     Certificates of deposit                 276,701          5,389            3.90         240,940          3,953            3.28
                                        ------------   ------------    ------------    ------------   ------------    ------------
     Total deposits                          517,200          8,530            3.30         463,488          5,215            2.25

     FHLB advances & other                   162,070          4,050            5.00         189,112          3,768            3.98
     Securities sold under agreements
         to repurchase                        11,870            255            4.30           9,568            110            2.30
                                        ------------   ------------    ------------    ------------   ------------    ------------
     Total interest bearing
         liabilities                         691,140         12,835            3.71         662,168          9,093            2.75
                                                       ------------                                   ------------
     Total non-interest bearing
        deposits                              92,790                           0.00          87,095                           0.00
                                        ------------                   ------------    ------------                   ------------
     Total deposits and borrowed
         funds                               783,930                           3.27         749,263                           2.43
                                                                       ------------                                   ------------
     Non-interest bearing
         liabilities                           6,822                                          8,126
                                        ------------                                   ------------
     Total liabilities                       790,752                                        757,389
     Total stockholders' equity               81,362                                         74,545
                                        ------------                                   ------------

     Total liabilities and
        stockholders' equity            $    872,114                                   $    831,934
                                        ============                                   ============

     Net interest income                               $     18,253                                   $     16,045
                                                       ============                                   ============

     Interest rate spread                                                      4.66%                                          4.53%
                                                                       ============                                   ============

     Net interest margin                                       4.75%                                          4.53%
                                                       ============                                   ============


     (1) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using a tax rate of 39.18%. The tax benefit on interest income for the three months ended September 30, 2006 was $449,000. Excluding this tax effect, average yields on commercial loans would have been 8.85%, net loans receivable would have been 8.61%, investment securities would have been 4.46%, and other earning assets would have been 3.14%. Excluding this tax effect, yield on total interest earning assets would have been 7.84%, interest rate spread would have been 4.45%, and net interest margin would have been 4.56%.

     (2) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using a tax rate of 39.18%. The tax benefit on interest income for the three months ended September 30, 2005 was $427,000. Excluding this tax effect, average yields on commercial loans would have been 7.69%, net loans receivable would have been 7.62%, investment securities would have been 4.22%, and other earning assets would have been 2.95%. Excluding this tax effect, yield on total interest earning assets would have been 6.88%, interest rate spread would have been 4.36%, and net interest margin would have been 4.36%.

     (3) Does not include interest on loans more than 90 days past due or non accruing loans.

     (4) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using a tax rate of 39.18%. The tax benefit on interest income for the six months ended September 30, 2006 is $882,000. Excluding this tax effect, average yields on net loans receivable would have been 8.47%, securities would have been 4.52%, and other earning assets would have been 3.16%. Excluding this tax effect, yield on total interest earning assets would have been 7.71%, interest rate spread would have been 4.44%, and the net interest margin would have been 4.53%.

     (5) Interest on tax-exempt securities and loans are presented on a tax equivalent basis, using a tax rate of 39.18%. The tax benefit on interest income for the six months ended September 30, 2005 was $855,000. Excluding this tax effect, average yields on net loans receivable would have been 7.43%, securities would have been 4.28%, and other earning assets would have been 2.95%. Excluding this tax effect, yield on total interest earning assets would have been 6.73%, interest rate spread would have been 4.30% and the net interest margin would have been 4.30%.


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

The Company's primary recurring sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from sales of loans, maturing securities, FHLB advances and borrowings from US Bank. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. See the Company's Consolidated Statement of Cash Flows to assist in analyzing our liquidity position.

The primary investing activity of the Company is the origination of loans. During the six months ended September 30, 2006, the Company originated $226.6 million of loans, excluding loans purchased and loan participations. Proceeds from maturity and sale of securities provided $2.9 million and $5.9 million for the six months ended September 30, 2006 and 2005, respectively. Proceeds from the sale of loans provided $37.4 million for the six months ended September 30, 2006 and $55.2 million for the six months ended September 30, 2005.

The primary financing activities of the Company are customer deposits, brokered deposits and FHLB advances. As indicated on the Company's Consolidated Statements of Cash Flows, deposits provided $63.5 million for the six months ended September 30, 2006, which were $62.4 million in branch deposits and $1.1 million in brokered certificates of deposit. Deposits increased $43.0 million for the six months ended September 30, 2005. In addition, the Company maintains a credit facility with the FHLB, which provides for immediately available advances. FHLB advances totaled $146.6 million, including a $1.9 million merger premium, at September 30, 2006 and $154.9 million, including a $2.4 million merger premium, at September 30, 2005. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets, provided that the Bank holds sufficient collateral. The Bank also maintains an additional credit facility with US Bank with available funds totaling $20.0 million. There were no outstanding balances under this facility at September 30, 2006 and 2005. The Bank maintains an additional credit facility with the Federal Reserve Bank of San Francisco with available funds totaling 75% of pledged loans. There were no outstanding balances under this facility at September 30, 2006 and 2005. The Company maintains an additional credit facility with US Bank with available funds totaling $3.5 million. There were outstanding balances of $1.6 million at September 30, 2006, and $2.7 million at September 30, 2005 at this facility. Cash provided by advances from FHLB and other borrowing facilities was $482.6 million and $312.4 million for the six months ended September 30, 2006 and 2005, respectively. Cash used for payments on these advances was $508.0 million and $336.8 million for the six months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, there were $40.8 million of FHLB advances that were putable. The Bank also has used other sources of funding when the need arises: brokered certificates of deposit (up to 15% of assets under current Board policy) and the national certificate of deposit markets.

At September 30, 2006, the Company held cash and cash equivalents of $27.0 million. In addition, at that date, $44.0 million of the Company's investment and mortgage-backed securities were classified as available-for-sale.

The Company has commitments that have a future impact on its liquidity position. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. At September 30, 2006, the Company had loan commitments totaling $83.6 million, and undisbursed lines of credit and standby letters of credit totaling $100.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2006 totaled $220.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. In addition, management believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to Federal Deposit Insurance Corporation and State of Washington requirements. As of September 30, 2006, the Bank was in compliance with all regulatory capital requirements effective as of that date.

The Bank's actual regulatory capital amounts and ratios at September 30, 2006 and March 31, 2006 are presented in the table below:

                                                                                                  To Be Well Capitalized
                                                                                                       Under Prompt
                                                                         Capital Adequacy           Corrective Action
                                                                             Purposes                   Provisions
                                                                      -----------------------    -----------------------
                                              Actual                     Actual                     Actual
                                              Amount        Ratio        Amount        Rate         Amount        Rate
                                           ------------   --------    ------------   --------    ------------   --------
September 30, 2006                                                     (Dollars in Thousands)
Tier 1 capital (to average assets)         $     63,101        7.4%   $     34,109        4.0%   $     42,636        5.0%
Tier 1 capital (to risk-weighted assets)         63,101        9.6%         26,292        4.0%         39,438        6.0%
Total capital (to risk-weighted assets)          74,331       11.3%         52,624        8.0%         65,780       10.0%

March 31, 2006
Tier 1 capital (to average assets)         $     60,253        7.3%   $     33,015        4.0%   $     41,269        5.0%
Tier 1 capital (to risk-weighted assets)         60,253        9.8%         24,593        4.0%         36,890        6.0%
Total capital (to risk-weighted assets)          70,939       11.6%         48,923        8.0%         61,154       10.0%


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual obligations at September 30, 2006 consisted of the following:
                                                                        One Year to     Three Years to
                                                     Less than One    Less than Three   Less than Five      Five Years
                                       Total             Year              Years             Years          and Greater
                                  ---------------   ---------------   ---------------   ---------------   ---------------
                                                                       (In Thousands)
Maturities of FHLB advances and
   other borrowings               $       151,202   $        95,905   $         8,150   $        31,030   $        16,117
Operating leases future minimum
  rental payments                 $           281   $           185   $            96   $            --   $            --


Other commitments at September 30, 2006 consisted of the following:
                                                                                 One Year to     Three Years to
                                                              Less than One    Less than Three   Less than Five      Five Years
                                                Total             Year              Years             Years          and Greater
                                           ---------------   ---------------   ---------------   ---------------   ---------------
                                                                                (In Thousands)
Undisbursed loan commitments               $        83,614   $        46,828   $        27,599   $           680   $         8,507
Undisbursed credit card line commitments   $        10,120   $        10,120   $            --   $            --   $            --
Undisbursed lines of credit                $        92,543   $        62,376   $        11,887   $         5,049   $        13,231
Standby letters of credit                  $         7,789   $         7,647   $           142   $            --   $            --


The Company has signed several contracts with vendors for its data processing operations. The terms of the contracts are one year or less. The annual fees are paid at the beginning of the terms or are paid monthly based upon usage, transactions or number of customers. The data processing, automated teller machine, merchant bank card and visa credit card expense, which include these contracts, was $1.4 million for the six months ended September 30, 2006. In addition, the Company has a contract with Wausau Financial Systems for the proof and imaging system.

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

     While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

                                  FIRSTBANK NW CORP. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company's financial position, results of operations, or cash flows.

Item 1A - Risk Factors

There have been no material changes regarding the Company's risk factors from the information provided under the caption "Risk Factors" in the Company's Form 10-K filing with the SEC on May 30, 2006 covering the fiscal year ended March 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

                                                                                              Maximum
                                                                        Total Number of      Number of
                                                                        Shares Purchased    Shares that
                                          Total Number      Average        as Part of        May yet be
                                            of Shares     Price Paid        Publicly         Purchased
                  Period                   Purchased       per Share     Announced Plan    Under the Plan
------------------------------------       ---------      ----------     --------------    --------------
July 1, 2006 - July 31, 2006                      --      $       --                 --           190,732 (1)

August 1, 2006 - August 31, 2006                                                                  190,732

September 1, 2006 - September 30, 2006            --              --                 --           190,732
                                           ---------      ----------     --------------    --------------

TOTAL                                             --      $       --                 --           190,732
                                           =========      ==========     --------------    ==============

(1) On August 27, 2004, the Company's Board of Directors authorized a 5% stock repurchase plan, or 295,732 shares of the Company's outstanding common stock. As of September 30, 2006, 105,000 shares had been repurchased under this program.


Item 3 - Defaults Upon Senior Securities

     Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits

                  2.1 Agreement and Plan of Merger between the Registrant and Sterling Financial Corporation (1)
                  3.1      Articles of Incorporation of the Registrant (2)
                  3.2      Amendment to the Articles of Incorporation (3)
                  3.3      Bylaws of the Registrant (2)
                  3.4 Bylaws Amendment adopted by the Board of Directors on May 23, 2002 (4)
                  10.1 Employment Agreement between FirstBank Northwest, FirstBank NW Corp. and Clyde E. Conklin (5)
                  10.2     Employment Agreement between FirstBank Northwest,
                           FirstBank NW Corp. and Larry K. Moxley (5)
                  10.3     Salary Continuation Agreement between First Federal
                           Bank of Idaho, FSB and Clyde E. Conklin (5)
                  10.4     Salary Continuation Agreement between First Federal
                           Bank of Idaho, FSB and Larry K. Moxley (5)
                  10.5 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Richard R. Acuff(6)
                  10.6 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Terence A. Otte (7)
                  10.7 Change in Control Agreement between FirstBank Northwest, FirstBank NW Corp. and Donn L. Durgan (7)
                  10.8 FirstBank Northwest Executive Non-Qualified Retirement Plan (5)
                  10.9     FirstBank Northwest Deferred Compensation Plan (5)
                  31.1 Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification of Chief Executive Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2 Certification of Chief Financial Officer of FirstBank NW Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                  FIRSTBANK NW CORP.


DATED:  November 6, 2006            BY: /s/ CLYDE E. CONKLIN
                                        ---------------------------------------
                                        Clyde E. Conklin
                                        President and Chief Executive Officer

DATED:  November 6, 2006            BY: /s/ LARRY K. MOXLEY
                                        ---------------------------------------
                                        Larry K. Moxley
                                        Secretary and Chief Financial Officer

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